Form 10QSB
period 1995-06-30
PEASE OIL & GAS CO /CO/
filed 1995-08-18
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES
                      EXCHANGE ACT OF 1934
                               or
     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE
                           ACT OF 1934

               FOR THE QUARTER ENDED JUNE 30, 1995

                 Commission File Number 0-6580

                   PEASE OIL AND GAS COMPANY
  (Name of small business issuer as specified in its charter)


Nevada
           (State or other jurisdiction of
incorporation or organization    87-0285520
                  (I.R.S. Employer
                Identification Number)
751 Horizon Court, Suite 203, Grand Junction, Colorado 81506
(Address of principal executive offices)          (Zip code)
                    (970) 245-5917
   (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                        (None)

Securities registered pursuant to Section 12(g) of the Act:
       Common Stock (Par Value $.10 Per Share)
Series A Cumulative Convertible Preferred Stock (Par Value $0.01
                      Per Share)
                    Title of Class
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
                90 days.  Yes   No

As of August 7, 1995 the issuer had 7,001,337 shares of its $0.10 par value Common Stock and 202,688 shares of its $0.01 par value Series A Cumulative Convertible Preferred Stock outstanding. As of August 7, 1995 the aggregate market value of the common stock held by non-affiliates was $5,220,989. This calculation is based upon the closing sale price of $0.8125 per share on August 7,
                         1995.

Table of Contents                                         Page Number


PART I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - June 30, 1995                    3-4
(unaudited) and December 31, 1994

Consolidated Statements of Operations
For the Three Months Ended June 30, 1995
(unaudited) and 1994 (unaudited)
                                                               5-6

Consolidated Statements of Operations
For the Six Months Ended June 30, 1995
(unaudited) and 1994 (unaudited)
                                                               7-8

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1995
(unaudited) and 1994 (unaudited)
                                                                9

Notes to Consolidated Financial Statements                    10-14

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                 15-31

Part II - Other Information                                   32-33

Part III - Signatures                                           34

Consolidated Balance Sheet

                                                                      June 30,         December 31,
                                                                         1995              1994
                                                                      (unaudited)
CURRENT ASSETS:
Cash and equivalents                                            $        313,052$         532,916
Trade receivables                                                      1,009,739        1,623,777
Inventory                                                                815,308          754,113
Prepaid expenses and other                                               108,469           91,845
Total current assets                                                  2,246,568        3,002,651
OIL AND GAS PROPERTIES
at cost (successful efforts method):
Undeveloped properties                                                   506,378          511,475
Developed properties                                                   9,216,664        9,298,873
Total oil and gas properties                                           9,723,042        9,810,348
Less accumulated depreciation,
depletion and impairment                                              -3,472,182       -3,201,901
Net oil and gas properties                                             6,250,860        6,608,447
PROPERTY, PLANT AND EQUIPMENT, at cost:
Gas plant                                                              4,078,743        3,920,965
Service equipment and rolling-stock                                      921,395        1,651,063
Land, buildings and office equipment                                     528,443          632,932
Total property, plant and equipment                                    5,528,581        6,204,960
Less accumulated depreciation                                           -866,469         -878,874
Net property, plant and equipment                                      4,662,112        5,326,086
ASSETS HELD FOR SALE:                                                    465,466         -
OTHER ASSETS:
Non-compete agreements, net                                              396,501          444,501
Other                                                                    404,768          456,891
Total other assets                                                       801,269          901,392
TOTAL ASSETS                                                    $     14,426,275$      15,838,576

CURRENT LIABILITIES:
Current maturities of long-term debt:
Related parties                                                 $         65,000$          65,000
Other                                                                  1,089,297          962,000
Accounts payable, trade:
Natural gas purchases                                                    298,514        1,010,400
Other                                                                    695,868          691,748
Accrued production taxes                                                 313,038          313,838
Other accrued expenses                                                   369,374          389,082
Total current liabilities                                              2,831,091        3,432,068
LONG-TERM LIABILITIES:
Long-term debt, less current maturities:
Related parties                                                          241,717          241,717
Other                                                                  1,416,459        1,994,577
Accrued production taxes and other                                       269,626          415,877
Total long-term liabilities                                            1,927,802        2,652,171
DEFERRED INCOME TAXES                                                    258,900          400,000
STOCKHOLDERS' EQUITY:
Preferred Stock, par value $ .01 per share,
2,000,000 shares authorized, 202,688 and 1,157,780
shares of Series A Cumulative Convertible
Preferred Stock
issued and outstanding, respectively
(liquidation preference of $2,178,896)                                     2,027           11,578
Common Stock, par value $ .10 per share,
25,000,000shares authorized 7,018,131 and
2,286,028 shares issued, respectively                                    701,813          228,603
Additional paid-in capital                                            16,606,392       16,744,348
Accumulated deficit                                                   -7,819,162       -7,497,604
Less 16,794 and 28,715 shares, respectively,                             -82,588         -132,588
of treasury stock, at cost
Total stockholders' equity                                             9,408,482        9,354,337
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     14,426,275$      15,838,576

Consolidated Statements of Operations (unaudited)
                                                               For The Three Months
                                                                 Ended June 30,
                                                                     1995              1994
REVENUE:
Gas plant:
Marketing and trading                                         $           734,720$      1,193,739
Processing                                                                322,324         190,364
Total gas plant                                                         1,057,044       1,384,103
Oil and gas sales                                                         712,508         871,028
Oil field services                                                        212,002         201,215
Oil field supply and equipment                                            170,521         164,027
Well administration and other income                                       17,226          21,227
Total revenue                                                           2,169,301       2,641,600
OPERATING COSTS AND EXPENSES:
Gas plant:
Marketing and trading                                                     643,770       1,080,109
Processing                                                                275,286         114,790
Total gas plant                                                           919,056       1,194,899
Oil and gas production                                                    423,665         553,175
Oil field services                                                        225,336         198,871
Oil field supply and equipment                                            134,329         181,902
General and administrative                                                291,609         403,708
Depreciation, depletion and amortization                                  322,751         267,524
Plugging and abandonment of oil and                                         5,291           7,682
gas properties
Total operating costs and expenses                                      2,322,037       2,807,761
LOSS FROM OPERATIONS                                                     -152,736        -166,161
OTHER INCOME (EXPENSES):
nterest expense                                                           -83,745         -74,366
Restructuring charges                                                     -60,465        -
Gain on sale of assets                                                     18,043           8,700
Total other expenses, net                                                -126,167         -65,666
LOSS BEFORE INCOME TAXES                                                 -278,903        -231,827
Deferred income tax benefit                                                96,600         112,500
NET LOSS                                                      $          -182,303$        119,327
PREFERRED STOCK DIVIDENDS:
Declared                                                               -                 -289,445
In arrears                                                                -50,524        -
Total preferred stock dividends                                           -50,524        -289,445
NET LOSS APPLICABLE TO COMMON                                 $          -232,827$       -408,772
STOCKHOLDERS
NET LOSS PER COMMON SHARE                                     $           (0.03) $        (0.42)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                               6,671,800         971,100

                                                               For The Six Months
                                                                 Ended June 30,
                                                                      1995              1994
REVENUE:
Gas plant:
Marketing and trading                                         $         2,045,520$      3,456,299
Processing                                                                567,202         405,169
Total gas plant                                                         2,612,722       3,861,468
Oil and gas sales                                                       1,477,035       1,486,561
Oil field services                                                        590,981         614,333
Oil field supply and equipment                                            332,583         359,500
Well administration and other income                                       47,726          39,333
Total revenue                                                           5,061,047       6,361,195
OPERATING COSTS AND EXPENSES:
Gas plant:
Marketing and trading                                                   1,081,570       3,162,909
Processing                                                                458,495         234,359
Total gas plant                                                         2,260,065       3,397,268
Oil and gas production                                                    900,592       1,034,866
Oil field services                                                        564,965         581,129
Oil field supply and equipment                                            273,545         364,824
General and administrative                                                580,768         885,370
Depreciation, depletion and amortization                                  695,206         661,815
Plugging and abandonment of oil and                                         5,291          87,038
gas properties
Total operating costs and expenses                                      5,280,432       7,012,310
LOSS FROM OPERATIONS                                                     -219,385        -651,115
OTHER INCOME (EXPENSES):
Interest expense                                                         -161,385        -146,139
Restructuring charges                                                     -79,719        -
Gain on sale of assets                                                     51,454           8,700
Total other expenses, net                                                -189,650        -137,439
LOSS BEFORE INCOME TAXES                                                 -409,035        -788,554
Deferred income tax benefit                                               141,100         112,500
NET LOSS                                                      $          -267,935$       -676,054
PREFERRED STOCK DIVIDENDS:
Declared                                                               -                 -578,945
In arrears                                                               -101,344        -
Total preferred stock dividends                                          -101,344        -578,945
Loss before non-cash inducement                                          -369,279      -1,254,999
Non-cash inducement in tender offer                                    -1,640,906        -
(Notes 3 and 4)
NET LOSS APPLICABLE TO COMMON                                 $        -2,010,185$     -1,254,999
STOCKHOLDERS
NET LOSS PER COMMON SHARE
Before non-cash inducement                                    $           (0.07) $        (1.29)
Non-cash inducement (Notes 3 and 4)                                       (0.32)         -
                                                              $           (0.39) $        (1.29)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                               5,219,100         976,400

>Consolidated Statements of Cash Flow

                                                               For The Six Months
                                                                 Ended June 30,
                                                                      1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $          -267,935$       -676,054
Adjustments to reconcile net loss to net cash
provided by operating activities:
Provision for depreciation and depletion                                  647,206         613,815
Amortization of intangible assets                                          59,301          60,300
Provision for bad debts                                                     3,773          54,078
Deferred income taxes                                                    -141,100        -112,500
Gain on sale of property and equipment                                    -51,454          -8,700
Issuance of stock for services                                             28,281        -
Other                                                                     -26,667          45,001
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade receivables                                                         610,265         245,175
Inventory                                                                 -61,195         -11,596
Prepaid expenses and other assets                                          -7,004          -6,045
Increase (decrease) in:
Accounts payable                                                        -707,766         260,024
Accrued expenses                                                         -166,761        -385,775
Net cash (used in) provided by
operating activities                                                      -81,056          77,723
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                          -264,347      -1,391,831
Proceeds from sale of property and equipment                              309,606         125,792
Proceeds from redemption of
certificate of deposit                                                     31,200        -
Net cash (used in) provided by
investing activities                                                       76,459      -1,266,039
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                                           -                1,400,000
Repayment of long-term debt                                              -449,147        -376,196
Net proceeds from issuance of stock                                       233,880        -
Preferred stock dividends paid                                         -                 -578,945
Net cash (used in) provided by
financing activities                                                     -215,267         444,859
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                              -219,864        -743,457
CASH AND EQUIVALENTS, beginning of period                                 532,916       1,423,609
CASH AND EQUIVALENTS, end of period                           $           313,052$        680,152
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest                                        $           142,251$         96,948
Cash paid for income taxes                                    $        -         $       -
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Acquisition of oil and gas properties for stock               $            59,922$       -
Long-term debt incurred for purchase of vehicles              $            24,992$         84,028
Issuance of stock for services                                $            28,281$       -

1.  Unaudited Consolidated Financial Statements:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1995 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in Form 10-KSB for the year ended December 31, 1994. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-KSB.

2.  Long-term Debt:

Long-term debt consists of the following:

                                                                       June 30,         December 31,
Unaffiliated Parties:                                                     1995               1994

Note payable to a bank, which was restructured in
March 1995 as described below.  Prior to April 1995,
interest was computed at the bank's prime rate
plus 1% (9.5% at December 31, 1994).   As a result
of the restructuring the interest rate was changed
to prime plus 3%.  Collateralized by
substantially all of the Company's oil and gas
properties and the gas plant.  The note prohibits
the payment of dividends to common stockholders,
has other financial covenants and limits the total
borrowings to a borrowing base, as defined in the
agreement.                                                         $       2,184,697 $        2,588,958

Convertible 12% debentures due May 1996.  The
debentures are unsecured and are convertible
into the Company's shares of common stock                                     70,000             92,500
at $0.83 per share.

Other installment notes.  Interest at 6.9% to 10.5%,
monthly principal and interest payments of
approximately $5,434 through June 1999.  All notes
are collateralized by rolling-stock.                                         124,339            118,066

Contract payable, $4,444 credited monthly against
gas purchases through July 1997, collateralized
by certificate of deposit.                                                    93,333            120,000

Note payable to a bank.  Interest at 10%, monthly
payments of $1,204 including interest, due
February 1998, collateralized by service equipment
and personally guaranteed by the Company's
president and CEO.                                                            33,387             37,053

Total unaffiliated parties                                         $       2,505,756 $        2,956,577

Related Parties:
Note payable to the Company's president for the
purchase of GJWS.  Annual principal payments
of $65,000 plus interest at 6% through October 1996.
The note is convertible into common stock at $5.00
per share and is collateralized by service equipment.              $         130,000 $          130,000

Unsecured notes payable to the Company's
president and various entities controlled by him.
Interest at 8% to 10% with principal and interest
due January 1, 1997.                                                         176,717            176,717

Total related parties                                                        306,717            306,717

Total long-term debt                                                       2,812,473          3,263,294

Less current maturities                                                   -1,154,297         -1,027,000

Total long-term debt, less current maturities                      $       1,658,176 $        2,236,294

In March 1995, the credit agreement with its primary lender was restructured. Previously, the Company was making monthly principal payments of $88,090 plus interest. Under the revised agreement, the minimum monthly principal payments are as follows:
                       Period                           Amount

June 1995 through August 1995                          $  44,045
September 1995                                         $  88,090
October 1995 through September 1996                    $  81,905
October 1996 to September 1997                         $  69,167

After September 1995 through maturity in September 1997 the
Company is required to pay the greater of: a) the amount indicated above; or b) 40% of the net oil and gas revenues (net of operating expenses) plus $60,000 per month.

The bank also agreed to waive any covenant violations related to the previous agreement and to modify certain covenants to provide for less restrictive provisions. Additionally, the interest rate was revised to prime plus 3% beginning in April 1995.

After giving effect to the restructuring of the debt agreement described above, the aggregate maturities of long-term debt are as follows:
  Year Ending         Related
 December 31,         Parties           Others             Total
     1995        $        65,000 $          962,000 $        1,027,000
     1996                 65,000          1,056,778          1,121,778
     1997                176,717            916,701          1,093,418
     1998                -                   15,419             15,419
     1999                -                    5,678              5,678
                 $       306,717 $        2,956,576 $        3,263,293


3.  Stockholders' Equity:

Preferred Stock - The Company has the authority to issue up to 2,000,000 shares of Preferred Stock, which may be issued in such series and with such preferences as determined by the Board of Directors. During 1993, the Company issued 1,170,000 shares of Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"), resulting in 830,000 authorized but unissued shares.

The Preferred Stock has a liquidation preference equal to $10 per share plus any dividends in arrears. Currently each share is convertible into 2.6875 shares of common stock and warrants to purchase 2.6875 common shares. Each warrant currently entitles the holders to purchase one share of common stock at $5.00 per share through 1996, and $6.00 per share through August 13, 1998, when the warrants expire. The Preferred Stock will automatically convert into common stock if the reported sale of Preferred Stock equals or exceeds $13.00 per share for ten consecutive days. The Company may redeem the Preferred Stock at $10.00 per share plus any dividends in arrears at any time after August 13, 1995. The preferred stockholders have no voting rights; however, the Company is prohibited from entering into certain transactions without an affirmative vote of the preferred stockholders. Each share of Preferred Stock is entitled to receive, when, as and if declared by the Company, dividends at 10% per annum. Unpaid dividends will accrue and be cumulative.

At December 31, 1994, there were 1,157,780 shares of Preferred Stock issued and outstanding. The Board of Directors elected to forego the declaration of the regular quarterly dividend for the fourth quarter of 1994, resulting in preferred dividends in arrears of $.25 per share for an aggregate of $289,742 at December 31, 1994.

Tender Offer - During 1995, the Company completed a tender offer to its preferred stockholders whereby the holders of the Preferred Stock were given the opportunity to convert each share of Preferred Stock and all accrued and undeclared dividends (including the full dividend for the quarters ended December 31, 1994 and March 31,
1995) into 4.5 shares of the Company's common stock. As a result of this tender offer, 933,492 shares of the preferred stock converted into 4,200,716 shares of the Company's common stock. Additionally, prior to the tender offer, holders of 21,000 shares of Preferred Stock elected to convert their shares into 55,126 shares of common stock. As of June 30, 1995, 202,688 shares of Preferred Stock remain outstanding, resulting in preferred dividends in arrears of $.75 per share for an aggregate of $152,016 (of which $101,344 or $.50 per share is attributable to 1995).

In connection with the tender offer, for each share of preferred stock that was converted, warrants to purchase 2.625 shares of the Company's common stock were issued, resulting in the issuance of warrants for an aggregate of 2,450,000 shares. The exercise price of the warrants is $5.00 per share through 1996 and increases to $6.00 per share through August 13, 1998 when the warrants expire.


Private Placement - In April 1995, the Company initiated a private placement to sell 250,000 "Units". Each unit consists of two shares of common stock and one warrant to purchase one share of common stock at $1.50 per share. The warrants are exercisable after July 31, 1995, expire on April 30, 1997 and are redeemable by the Company at $0.25 per warrant. As of June 30, 1995, the Company had sold 204,167 Units generating net proceeds of $233,880. The
Company agreed to use its best efforts to file a Registration Statement with the United States Securities and Exchange Commission ("SEC") to register for resale the shares sold in this private placement.

4. Net Loss Per Common Share:

Net loss per common share is computed by dividing the net loss applicable to common stockholders (which includes preferred dividends either declared or in arrears during the period) by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from the computations because their effect would be anti- dilutive.

As discussed in Note 3, the Company completed a tender offer to the Company's preferred stockholders during the first quarter of 1995. In connection therewith, the Company offered the preferred holders
4.5 common shares for each preferred share owned. The 4.5 shares represented an increase from the original terms of the preferred stock which provided for 2.625 common shares for each preferred share tendered. Under a recently issued accounting pronouncement, the Company was required to reduce earnings available to common stockholders by the fair value of the additional shares which were issued to induce the preferred stockholders to convert their shares. Since the Company issued an additional 1,750,000 common shares in the tender offer compared to the shares that would have been issued under the original terms of the preferred stock, the Company was required to deduct the fair value of these additional shares of $1,640,000 from earnings available to common stockholders. This non-cash charge resulted in the reduction of earnings per share by $.32 for the six months ended June 30, 1995.

While this charge is intended to show the cost of the inducement to the owner of the Company's common shares immediately before the tender offer, management does not believe that it accurately reflects the impact of the tender offer on the Company's common stockholders. As disclosed to the preferred stockholders in connection with the tender offer, the book value per share of common stock increased from a negative amount to over $1.00 per share as a result of the tender offer. Therefore, management believes that, even though the current accounting rules require the $.32 charge per common share, there are other significant offsetting factors by which the common shareholders benefited from this conversion which are not reflected in the financial statements.

5.  Restructuring:

In light of declining natural gas prices, declining rig counts, lackluster margins and the competitive environment inherent in the oil and gas industry, the Company has taken steps to reduce operating costs, increase efficiencies, reduce operating risks and generate additional working capital. During the second quarter of 1995, the Company announced a restructuring program that included substantially downsizing its service and supply businesses and closing its administrative office in Denver, Colorado. As a result of this restructuring 35 of the Company's 70 employees were terminated and service equipment and land with a net book value of approximately $625,000 was or will be put up for sale. The Company sold a portion of these assets held for sale in June 1995 at approximately its net book value. As of June 30, 1995, the Company has classified the remaining unsold amount of $465,466 as "Assets Held For Sale" in its balance sheet. Most of these assets will be sold in an auction in September 1995. Based on discussions with the auctioneer hired for the sale, the Company expects the net proceeds from the sale of these assets to be at or slightly above its net book value.

As of June 30, 1995, the Company has recognized $79,719 of costs incurred in connection with both the tender offer discussed in Notes 3 and 4, and the restructuring discussed above. The costs recognized in the restructuring consist primarily of severence pay and a loss on the abondonment of the office lease in Denver, Colorado.

6.  Reclassifications:

Certain reclassifications have been made to the 1994 financial statements to conform to the presentation in 1995. The reclassifications had no effect on the 1994 net loss.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity
At June 30, 1995, the Company's cash balance was $313,052 with a working capital deficit of $584,523, compared to a cash balance of $532,916 and a working capital deficit of $429,417 at December 31, 1994. This decrease in cash and increase in the working capital deficit can be primarily related to the loss from operations, debt service, and investment in property and equipment. The further deterioration of the Company's working capital was offset by the net proceeds of $233,880 generated from the sale of common stock issued in a private placement and the proceeds of $309,606 generated from the sale of property and equipment. The private placement is more fully discussed in Note 3 of the Consolidated Financial Statements.

In order to fund the working capital deficit, the Company announced a restructuring program in the second quarter of 1995 that included, among other things, a plan to downsize the Company's service operations and sell a portion of its oil field service equipment. As of June 30, 1995, the Company has classified in its balance sheet $465,466 as "Assets Held For Sale". Most of these assets will be sold in an auction in September 1995. Based on discussions with the auctioneer hired for the sale, the Company expects the net proceeds from the sale of these assets to be at or slightly above its net book value.

Other than the funds anticipated from the September auction, the Company has no immediate access to additional working capital. However, management believes the proceeds from the auction and the current cash flows of the Company will support operations for the foreseeable future. The Company has not yet determined what actions it will take if the proceeds from the auction or current cash flows will not support continued operations. However, potential actions may include (i) selling certain oil and gas properties; (ii) reducing , downsizing, discontinuing and/or spinning-off other assets and operations of the Company; and (iii) attempting to raise additional capital through private placements, joint ventures or debt financing.

In addition to putting the aforementioned assets up for sale, the Company's plan of restructuring also included steps to reduce operating costs, increase efficiences and reduce operating risks. For example, as a result of the restructuring, 35 of the Company's 70 employees were terminated and the administrative office in Denver, Colorado was closed. In addition, 35 oil and gas properties that lost approximately $134,000 in 1994 were sold during the first half of 1995. In light of declining natural gas prices, declining rig counts, lackluster margins, and the competitive environment inherent in the oil and gas industry, the Company has been faced with many challenges. Therefore management is continually exploring alternatives and opportunities to control costs and improve the Company's cash flow.

Historical financial information and the potential effect on future operations resulting from the Company's restructuring are more fully illustrated and discussed later, by category, in the "Results of Operations" section.

Preferred Stock
In December 1994, the Board of Directors of the Company voted to not declare the quarterly cash dividend to holders of the Company's Series A Cumulative Convertible Preferred Stock ("Preferred Stock") for the fourth quarter of 1994. The decision to not pay the quarterly dividend was a result of the Company's cash position and the Company's belief that its primary lender would not approve the payment thereof. In March 1995, the Board of Directors voted to suspend payment on any future Preferred Stock dividends indefinitely. However, pursuant to the terms underlying the Preferred Stock, dividends will continue to accrue on a monthly basis. Dividends paid in the future, if any, on the Preferred Stock will be contingent on many factors including, but not limited to, whether or not a dividend can be justified through the cash flow and earnings generated from future operations.

Since the future payment of Preferred Stock dividends was so uncertain, and the Company wanted to preserve its working capital for opportunities that would enhance shareholder value through improved cash flows and results of operations, the Company extended a tender offer to the Preferred Stockholders in January 1995. On February 28, 1995, the Company completed the tender offer to its Preferred Stockholders whereby the holders of the Company's Preferred Stock were given the opportunity to convert each share of Preferred Stock, and all then accrued and undeclared dividends (including the full dividend for the quarters ending December 31, 1994 and March 31, 1995) into 4.5 shares of the Company's Common Stock and warrants to purchase 2.625 shares of Common Stock at $5.00 per share through December 31, 1996 and $6.00 per share through August 13, 1998, (the date the warrants expire). As a result of the tender offer, 933,492 shares of the Preferred Stock converted into 4,200,716 shares of the Company's Common Stock and warrants to purchase 2,450,417 shares of Common Stock. In addition, 21,000 shares of Preferred Stock converted into 55,126 shares of Common Stock prior to the tender offer. Accordingly, as of June 30, 1995 there remains 202,688 shares of Preferred Stock outstanding. These events substantially changed the capital structure of the Company and alleviated the burden of approximately 83% of Preferred Stock dividends.

In connection with the tender offer, for each share of Preferred Stock that was converted, warrants to purchase 2.625 shares of the Company's common stock were issued, resulting in the issuance of warrants for an aggregate of 2,450,000 shares. The exercise price of the warrants is $5.00 per share through 1996 and increases to $6.00 per share through August 13, 1998 when the warrants expire.


Long-term Debt
For the first six months of 1995, the Company paid $449,147 in principal plus $59,922 in interest on long-term debt. All payments were made on or before their respective due dates. In March 1995, the Company restructured its bank debt with its primary lender.
The Company had violated certain financial covenants under the prior debt agreement. However, the bank agreed to waive any covenant violations related to the previous agreement and modified the financial covenants to provide for less restrictive provisions. In addition, in order to assist the Company in rebuilding its working capital, the bank agreed to reduce the monthly principal payments by approximately one-half for a six month period beginning in March 1995. In connection with this restructuring, the bank increased the interest rate from prime + 1% to prime plus 3% beginning in April 1995. As of June 30, 1995 the balance on this note was $2,184,697 and is payable in monthly installments of principal plus interest through August 1997.

Capital Expenditures
For the first six months of 1995, the Company invested $263,000 in property and equipment. Approximately $160,000 of these costs were incurred in connection with the Gas Plant expansion activities intended to accommodate and process additional third party gas. The Gas Plant Expansion activities are discussed in more detail under the caption "Gas Plant Liquids and Gas" in the Results of Operations section beginning on page 19. An additional $66,000 was spent on workovers and equipment acquisitions related to the operations of the Company's oil and gas properties. The remaining costs of $37,000 were incurred for acquiring oil field service equipment and administrative furniture and fixtures.

Currently, the Company's drilling, development and recompletion activities have been curtailed significantly. Capital expenditures, at least in the near future, will be primarily limited to the Gas Plant expansion activities which are expected to be an additional $250,000. These costs are expected to be incurred in the third and fourth quarters of 1995. The drilling, development and recompletion activities will be resumed as soon as funds are available through cash flow from operations or other financing vehicles.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1995:

Overview
The Company's largest source of operating income is from the sale of produced oil, natural gas, and natural gas liquids. Therefore, the level of the Company's revenues and earnings are affected by levels of production and prices at which oil, natural gas, and natural gas liquids are sold. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the potential changes in production levels and the fluctuations in the prices of oil, natural gas, and natural gas liquids.

Total Revenue
Total Revenue from all operations was $2,169,301 for the three months ended June 30, 1995, compared to $2,641,600 for the same period in 1994. The decrease in total revenue is primarily a result of lower volumes of natural gas delivered and accounted for under the caption "Gas Plant Marketing and Trading" as well as lower natural gas prices. Both these circumstances are discussed in more detail on a line-by-line basis in the following paragraphs.

Gas Plant Marketing and Trading
The Company has a "take-or-pay" contract with Public Service Company of Colorado ("PSCo") which calls for PSCo to purchase from the Company a minimum of 2.92 billion cubic feet ("BCF") of natural gas annually. The price paid the Company by PSCo is based on the Colorado Interstate Gas Commission's "spot" price plus a fixed price bonus. The contract expires in June of 1996 and is currently filled by the Company by two different methods. The first method is through the tailgate production of its Gas Plant (this tailgate delivery is accounted for and more thoroughly discussed later in this section under the caption "Gas Plant Liquids and Gas") and the second method is accounted for under this caption of "Gas Plant Marketing and Trading".

The Marketing and Trading revenues and costs are derived from the gas purchased from third parties and sold to PSCo under the terms of the contract.  This gas is only sold under the Company's
contract with PSCo and is not actually processed by the Gas Plant.
In both 1995 and 1994, the price between the amount paid the third party producers and the amount received from PSCo was a constant price per MMBtu.  However, the volumes sold and the price paid by
PSCo do vary on a monthly basis. Operating statistics for the two periods are as follows:
                                For the Three Months
                                  Ended June 30,
                                       1995                 1994
Total Volume Sold (Mcf)                     505,785             639,586
Average Price                 $                1.45 $              1.87
     Total Revenue            $             734,720 $         1,193,739
Costs                                      -643,770          -1,080,109
     Gross Margin             $              90,950 $           113,630

The lower volumes and prices received in 1995 as compared to 1994 are primarily related to a lower demand in the natural gas markets. As with any commodity, prices are subject to the laws of supply and demand of which the Company has no control.

PSCo has informed the Company that it does not intend to renew the portion of the contract in June 1996 that allows for "Marketing and Trading" activities. Accordingly, these revenues, costs and the corresponding gross margin will most likely disappear in July 1996. Since the gross margin represents the net cash flow and net income generated from this activity, the loss of this contract will have a material negative impact on the Company's results of operations. However, PSCo has informed the Company (informally) that the contract will be renewed at a level equivalent to the throughput of the Company's Gas Plant at that time. Therefore, the Company is attempting to replace the revenues generated from the Marketing and Trading activities by increasing the throughput of the Gas Plant with third party gas. This expansion activity is discussed in more detail in the following paragraphs under the caption "Gas Plant Liquids and Gas".

Gas Plant Liquids and Gas
These categories account for the natural gas sold at the tailgate of the Gas Plant and the natural gas liquids extracted and sold by the Gas Plant facility. During 1994, the revenues generated from these products were a result of the Company's own production from the Loveland and Johnson's Corner Fields. However, in February 1995 the Company began purchasing third party gas after being connected to KN Front Range Gathering Company's Wattenburg Field gathering systems ("KN"). This connection has provided the Company access to more than 3,500 producing oil and gas wells. The Gas Plant has a design capacity of 6 MMcf per day (2.2 BCF annually), and in 1994, it processed an average of 1.29 MMcf per day (or .471 BCF annually). Accordingly, management believes the Gas Plant has historically been underutilized. Therefore, in February 1995, the Company began utilizing the Gas Plants undercapacity by purchasing and processing third party gas through KN. In June 1995, the Company was purchasing and processing an additional 800 Mcf per day of third party gas in addition to its own current production of 1,100 Mcf per day. It is management's intention to purchase and process as much third party gas in the future that is economically feasible so that the PSCo contract will be renewed at the highest level possible. Management is continually searching and negotiating for more economically feasible third party gas. However, at this time it is uncertain if the Company will be able to find any more economically priced gas from third parties or if the current level can be maintained.

Operating statistics for the two periods are as follows:

                                       For the Three Months Ended June 30,
                                            1995                          1994
                                                           Average                    Average
                                           Volumes          Price        Volumes       Price
Production:
     Natural Gas Sold (Mcf)                    128,900$          0.81       81,800$         0.66
     B-G Mix (gallons)                         372,200$          0.33      303,500$         0.25
    Propane (gallons)                          299,000$          0.32      217,500$         0.27

                                                           Amount                      Amount
Operating Margin:
     Revenue                                          $       322,324             $      190,364
     Costs                                                   -275,286                   -114,790
          Gross Margin                                $        47,038             $       75,574
          Gross Margin Percent                                    15%                       40%

The increase in processing revenue can be substantially attributed to the increase in natural gas liquids (BG mix and propane) produced from the processing facility as a result of the drilling, development and recompletion activities conducted by the Company in 1994 and the processing of third party gas through KN that began in February 1995.

Costs associated with these products consist of both semi-fixed and variable costs. The semi-fixed costs consist of direct payroll, utilities, operating supplies, general and administrative costs, and other items necessary in the day-to-day operations. The semi-fixed costs average approximately $400,000 annually and are not expected to change significantly regardless of the volume processed by the Gas Plant. The variable costs consist primarily of purchased gas from third parties, plant fuel and shrink, lubricants, and repairs and maintenance. These costs are generally a direct function of the volume processed by the Gas Plant and are expected to either increase or decrease with the Gas Plant's total production. The costs in 1995 have increased both in amount and as a percentage of revenue, when compared to 1994, as a result of the Company purchasing and processing third party gas through KN beginning February 1995. Prior to that time, most of the gas processed by the Gas Plant was from wells the Company owned. Accordingly, the variable costs, as a percentage of revenue, have and are expected to increase significantly in future years.

Oil and Gas
Operating statistics for oil and gas production for the three months ended June 30, 1994 and 1995 are as follows:
                                             For the Three Months
                                             Ended June 30,
                                                  1995               1994
Production:
     Oil (bbls)                                       33,100            36,200
     Gas (Mcf)                                       144,800           141,600
     BOE                                              57,200            59,800
Average Collected Price:
     Oil (per Bbl)                         $           16.77   $         19.05
     Gas (per Mcf)                         $            1.08   $          1.27
     Per BOE                               $           12.44   $         14.55
Operating Margin:
     Revenue                               $         712,508   $       871,028
     Costs                                          -423,665          -553,275
          Gross Margin                     $         288,843   $       317,735
          Gross Margin Percent                          41%               36%
Average Production Cost per
     BOE before DD&A                       $            7.40   $          9.24

The decrease in revenue can be substantially attributed to certain well being shut-in for workovers, the sale of 35 oil and gas properties in 1995, the natural decline in production and a decrease in average prices for oil and natural gas. However, it should be noted that the Company has been able to decrease the costs of production and increase its margins, as a percentage of revenue, despite the decrease in the average oil and gas prices. This is a result of management's ongoing efforts to manage production and control costs. For instance, management of the Company performed a detailed evaluation of all its properties in December 1994. As a result of this evaluation and on-going analysis, 35 properties that lost approximately $134,000 in 1994 were shut-in in February 1995 and sold within the next four months (all these properties were sold as of June 30, 1995). It is the intent of management to maintain and operate only those properties that will add value to the Company in the future. Accordingly, management believes that the costs of production (per BOE) will actually be lower in the future. However, because of the many uncertainties involved in the oil and gas industry, there can be no assurance whether or not this assertion can or will come to fruition.

Oil Field Services and Oil Field Supply
Operating statistics for the Company's service and supply operations for the three months ended June 30, 1994 and 1995 are as follows:

                              Service Operations                  Supply Operations
                                     1995              1994              1995              1994
Revenue                     $            212,002$        201,215$            170,521$        164,027
Costs                                   -225,336        -198,871            -134,329        -181,902
Gross Margin                $            -13,334$          2,434$             36,192$        -17,875
Gross Margin Percent                       (6%)              1%                 21%           (10%)

Management of the Company recognized that the margins in the oil field service and supply business have been historically low.
The burden of these low margins are compounded with the risks inherent in these operations, the capital investment required to maintain and operate, and the uncertainty of the future prospects in light of the overall decrease in natural gas prices and drilling activity. Accordingly, as stated previously, the Company announced a plan of restructuring during the second quarter of 1995 that included a significant downsizing of its service and supply operations. A summary of the restructuring for both operations is discussed in the following paragraphs.

Service operations- Historically, the Company's service business has operated out of two locations - Loveland and Sterling Colorado. The operations serviced both the Company's needs and those of third parties. The restructuring is focused on reducing the operations to a point where the Company can service its own needs efficiently and at the lowest possible cost while performing only limited services to third parties. Services to third parties will be limited to those circumstances when the equipment and man power is not needed in the Company's operations. Therefore, management anticipates the revenues generated in the future from the service operations will be significantly lower. However, it is not expected to have a material effect on the Company's overall results of operations in light of the historically low margins.

Supply operations - Historically, the Company's supply business has operated out or two locations - Loveland and Sterling, Colorado. The restructuring is focused on consolidating the operations to one location (Loveland, Colorado), eliminating duplicate costs and ultimately reducing the amount of inventory. Although management expects total revenues to decrease significantly in the future, it is not expected to have a material effect on the Company's overall results of operations in light of the historically low margins.

Well Administration and Other Income:
This revenue primarily represents the revenue generated by the Company for operating oil and gas properties. There has been no significant change in the average monthly revenue between 1995 and 1994.

General and Administrative Expenses:
General and administrative costs for the second quarter of 1995 were $291,609 compared to $403,708 for the same period in 1994. The decrease can be substantially attributed to considerable efforts put fourth by the management of the Company to decrease and control general and administrative expenses for 1995. For example:

a) measures taken in the fourth quarter of 1994 included downsizing of personnel, using contract services for temporary assignments, eliminating unnecessary services or supplies, and evaluating certain types of costs for efficiency and need;

b)   two officers resigned in 1994 and were not replaced;

c) as a result of the administrative office in Denver, Colorado being closed in connection with the restructuring announced in the second quarter of 1995, the Company has eliminated annual payroll costs associated with its accounting and administrative staff of approximately $140,000;

d) the closing of the administrative office in Denver Colorado is anticipated to save the Company an additional $60,000 annually from costs that were duplicated as a result of the Company maintaining two administrative offices (such as rent, telephone, insurance and office supplies). Management is continually evaluating ways to further cut general and administrative costs, however, there can be no assurance that future general and administrative costs will be further curtailed nor can there be any assurance that general and administrative costs may not increase in future periods.

Depreciation, Depletion and Amortization:
Depreciation, Depletion and Amortization ("DD & A") for the respective periods consisted of the following:
                                        For the Three Months
                                        Ended June 30,
                                             1995           1994
Oil and Gas Properties                  $      176,454 $      128,441
Gas Plant and Other Buildings                   61,057         56,894
Rolling Stock                                   37,551         34,158
Other Field Equipment                           12,104         12,675
Furniture and Fixtures                          11,586         11,356
Non-Compete Agreements                          24,000         24,000
     Total                              $      322,752 $      267,524

The increase can be substantially attributed to the DD&A for oil and gas properties. The DD&A increased to $3.58 per BOE in 1995 as compared to $2.15 per BOE in 1994. DD&A for oil and gas properties at June 30, 1995 was computed using the previous year-end reserves. Since the prices used to compute the reserves were approximately the same at December 31, 1994 and June 30, 1995, however, between December 31, 1993 and June 30, 1994 there was a substantial change in oil and gas prices. Accordingly, DD&A for oil and gas properties at June 30, 1994 was computed using revised reserve estimates based on oil and gas prices at June 30, 1994.

Plugging and Abandonment of Oil and Gas Properties:
Dry hole and abandonment costs incurred by the Company in the second quarter of 1995 were $5,291 compared to $7,682 for the same period in 1994. The Company does not anticipate any significant abandonment charges will be incurred in 1995. However, because of the many uncertainties involving oil and gas producing activities, including future prices of oil and gas, lifting costs, actual production and other economic factors, there can be no assurance of the actual costs that will be incurred in the future related to abandonments.

Interest Expense:
Total interest expense for the quarter ended June 30, 1995 was $83,745, compared to $74,366 for the same quarter in 1994. The increase can be substantially attributed to higher interest rates in 1995. The balance of this loan at June 30, 1995 was $2,184,697 and is payable in monthly installments of principal and interest (at prime plus 3%) through August 1997.

Restructuring Charges:
The Company has recognized $60,465 as restructuring charges in the second quarter of 1995. These costs were incurred in connection with the restructuring previously discussed and consist primarily of severance pay and a loss on the abandonment of the office lease in Denver, Colorado.

Gain on Sale of Assets:
The Company recognized a gain on sale of assets in the second quarter of 1995 of $18,043 and $8,700 for the same period in 1994. The gain in 1995 is primarily related to the sale of various oil and gas properties in June 1995 and the gain in 1994 is substantially attributed to the sale of three vehicles and various oil field service equipment.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995:

Overview
The Company's largest source of operating income is from the sale of produced oil, natural gas, and natural gas liquids. Therefore, the level of the Company's revenues and earnings are affected by levels of production and prices at which oil, natural gas, and natural gas liquids are sold. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the potential changes in production levels and the fluctuations in the prices of oil, natural gas, and natural gas liquids.

Total Revenue
Total Revenue from all operations was $5,061,047 for the six months ended June 30, 1995, compared to $6,361,195 for the quarter ended June 30, 1994. The decrease in total revenue is primarily a result of lower volumes of natural gas delivered and accounted for under the caption "Gas Plant Marketing and Trading" as well as lower natural gas prices. Both of these circumstances are discussed in more detail in the following paragraphs.

Gas Plant Marketing and Trading
The Company has a "take-or-pay" contract with Public Service Company of Colorado ("PSCo") which calls for PSCo to purchase from the Company a minimum of 2.92 billion cubic feet ("BCF") of natural gas annually. The price paid the Company by PSCo is based on the Colorado Interstate Gas Commission's "spot" price plus a fixed price bonus. The contract expires in June of 1996 and is currently filled by the Company by two different methods. The first method is through the tailgate production of its Gas Plant (this tailgate delivery is accounted for and more thoroughly discussed later in this section under the caption "Gas Plant Liquids and Gas") and the second method is accounted for under this caption of "Gas Plant Marketing and Trading".

The Marketing and Trading revenues and costs are derived from the gas purchased from third parties and sold to PSCo under the terms of the contract.  This gas is only sold under the Company's
contract with PSCo and is not actually processed by the Gas
Plant.  In both 1995 and 1994, the price between the amount paid the third party producers and the amount received from PSCo was a constant price per MMBtu.  However, the volumes sold and the price paid by PSCo do vary on a monthly basis.  Operating
statistics for the two periods are as follows:
                                     For the Six Months
                                       Ended June 30,
                                            1995                    1994
Total Volume Sold (Mcf)                        1,345,742              1,603,506
Average Price                    $                  1.52   $               2.16
     Total Revenue               $             2,045,520   $          3,456,299
Costs                                         -1,801,570             -3,162,909
     Gross Margin                $               243,950   $            293,390

The lower volumes and prices received in 1995 as compared to 1994 are primarily related to a lower demand in the natural gas markets. As with any commodity prices are subject to the laws of supply and demand of which the Company has no control.

PSCo has informed the Company that it does not intend to renew the portion of the contract in June 1996 that allows for "Marketing and Trading" activities. Accordingly, these revenues, costs and corresponding gross margin will most likely disappear in July 1996. Since the gross margin represents the net cash flow and net income generated from this activity, the loss of this contract will have a material negative impact on the Company's results of operations. However, PSCo has informed the Company (informally) that the contract will be renewed at a level equivalent to the throughput of the Company's Gas Plant at that time. Therefore, the Company is attempting to replace the revenues generated from the marketing and trading activities by increasing the throughput of the Gas Plant with third party gas. This expansion activity is discussed in more detail in the following paragraphs under the caption "Gas Plant Liquids and Gas".

Gas Plant Liquids and Gas
These categories account for the natural gas sold at the tailgate of the Gas Plant and the natural gas liquids extracted and sold by the Gas Plant facility. During 1995 and 1994, the revenues generated from these products were a result of the Company's own production from the Loveland and Johnson's Corner Fields. However, in February 1995 the Company began purchasing third party gas after being connected to KN Front Range Gathering Company's Wattenburg Field gathering systems ("KN"). This connection has provided the Company access to more than 3,500 producing oil and gas wells. The Gas Plant has a design capacity of 6 MMcf per day (2.2 BCF annually), and in 1994, it processed an average of 1.29 MMcf per day (or .471 BCF annually). Accordingly, management believes the Gas Plant has historically been underutilized. Therefore, in February 1995, the Company began utilizing the Gas Plant's under capacity by purchasing and processing third party gas through KN. In June 1995, the Company was purchasing and processing an additional 800 Mcf per day of third party gas in addition to its own current production of 1,100 Mcf per day. It is management's intention to purchase and process as much third party gas in the future (through the KN) that is economically feasible so that the PSCo contract will be renewed at the highest level possible. Management is continually searching and negotiating for more economically feasible third party gas, however, at this time it is uncertain if the Company will be able to find any more economically priced gas from third parties or if the current level can be maintained.

Operating statistics for the two periods are as follows:

                                        For the Six Months Ended June 30,
                                               1995                             1994
                                                               Average                        Average
                                             Volumes            Price          Volumes         Price
Production:
     Natural Gas Sold (Mcf)                        217,600$           0.71        159,312$           0.77
     B-G Mix (gallons)                             673,600$           0.34        593,500$           0.26
    Propane (gallons)                              551,900$           0.33        430,000$           0.30

                                                                Amount                         Amount
Operating Margin:
     Revenue                                              $        567,202               $        405,169
     Costs                                                        -458,495                       -234,359
          Gross Margin                                    $        108,707               $        170,810
           Gross Margin Percent                                        19%                           42%

The increase in processing revenue can be substantially attributed to the increase in natural gas liquids (BG mix and propane) produced from the processing facility. The increase in these natural gas liquids is the result of the drilling, development and recompletion activities conducted by the Company in 1994 and the processing of third party gas through KN that began in February 1995.

Costs associated with these products consist of both semi-fixed and variable costs. The semi-fixed costs consist of direct payroll, utilities, operating supplies, general and administrative costs, and other items necessary in the day-to-day operations. The semi-fixed costs average approximately $400,000 annually and are not expected to change significantly regardless of the volume processed by the Gas Plant. The variable costs consist primarily of purchased gas from third parties, plant fuel and shrink, lubricants, repairs and maintenance. These costs are generally a direct function of the volume processed by the Gas Plant and are expected to either increase or decrease with the Gas Plant's total production. The costs in 1995 have increased both in amount and as a percentage of revenue, when compared to 1994, as a result of the Company purchasing and processing third party gas through KN beginning February 1995. Prior to that time most of the gas processed by the Gas Plant was from wells the Company owned. Accordingly, the variable costs, as a percentage of revenue, have and are expected to increase significantly in future years.

Oil and Gas
Revenues generated from oil and gas sales for the six months ended June 30, 1995 were $1,477,035, compared to $1,486,561 for the six months ended June 30, 1994. Costs of oil and gas production were $900,592 for the six months ended June 30, 1995, compared to $1,034,866 for the six months ended June 30, 1994. Revenue between the two periods remained relatively constant despite an overall decrease in production and an increase in the average oil price. Operating statistics for the two periods are as follows:


                                             For the Six Months
                                             Ended June 30,
                                                  1995                1994
Production:
     Oil (bbls)                                       68,500             69,300
     Gas (Mcf)                                       280,500            272,200
     BOE                                             115,300            114,600
Average Collected Price:
     Oil (per Bbl)                         $           16.87   $          16.00
     Gas (per Mcf)                         $            1.14   $           1.39
     Per BOE                               $           12.81   $          12.96
Operating Margin:
     Revenue                               $       1,477,035   $      1,486,561
     Costs                                          -900,592         -1,034,866
          Gross Margin                     $         576,443   $        451,695
          Gross Margin Percent                          39%                30%
Average Production Cost per
     BOE before DD&A                       $            7.81   $           9.03

It should be noted that the Company has been able to maintain its production and decrease its costs. This is a result of management's ongoing efforts to manage production and control costs. As stated previously, management of the Company performed a detailed evaluation of all its properties in December 1994. As a result of this evaluation and on-going analysis, 35 properties that lost approximately $134,000 in 1994 were shut-in and sold in the first six months of 1995. It is the intent of management to maintain and operate only those properties that will add value to the Company in the future. Accordingly, management believes that the costs of production (per BOE) will actually be lower in the future. However, because of the many uncertainties involved in the oil and gas industry, there can be no assurance whether or not this assertion can or will come to fruition.

Oil Field Services and Oil Field Supply
Operating Statistics for the Company's service and supply operations for the three months ended June 30, 1994 and 1995 are as follows:

                               Service Operations                 Supply Operations
                                      1995              1994            1995             1994
Revenue                      $             590,981$      614,333$           332,583$      359,500
Costs                                     -564,965      -581,129           -273,545      -364,824
Gross Margin                 $              26,016$       33,204$            56,038$       -5,324
Gross Margin Percent                           4%             5%                17%         (1%)

Management of the Company recognized that the margins in the oil field service and supply business have been historically low.
The burden of these low margins are compounded with the risks inherent in these operations, the capital investment required to maintain and operate, and the uncertainty of the future prospects in light of the overall decrease in natural gas prices and drilling activity. Accordingly, as stated previously, the Company announced a plan of restructuring during the second quarter of 1995 that included a significant downsizing of its service and supply operations.

Service operations- Historically, the Company's service business has operated out of two locations - Loveland and Sterling Colorado. The operations serviced both the Company's needs and those of third parties. The restructuring is focused on reducing the operations to a point where the Company can service its own needs efficiently and at the lowest possible cost while performing only limited services to third parties. Services to third parties will be limited to those circumstances when the equipment and man power is not needed in the Company's operations. Therefore, management anticipates the revenues generated in the future from the service operations will be significantly lower. However, it is not expected to have a material effect on the Company's overall results of operations in light of the historically low margins.

Supply operations - Historically, the Company's supply business has operated out or two locations - Loveland and Sterling, Colorado. The restructuring is focused on consolidating the operations to one location (Loveland, Colorado), eliminating duplicate costs and ultimately reducing the amount of inventory. Although management expects total revenues to decrease significantly in the future, it is not expected to have a material effect on the Company's overall results of operations in light of the historically low margins.

Well Administration and Other Income:
This revenue primarily represents the revenue generated by the Company for operating oil and gas properties. There has been no significant change in the average monthly revenue between 1995 and 1994.

General and Administrative Expenses:
General and administrative costs for the six months ended June 30, 1995 were $580,768 compared to $972,997 for the same period in for 1994. The decrease can be substantially attributed to considerable efforts put fourth by the management of the Company to decrease and control general and administrative expenses for 1995. For example:

a) measures taken in the fourth quarter of 1994 included downsizing of personnel, using contract services for temporary assignments, eliminating unnecessary services or supplies, and evaluating certain types of costs for efficiency and need;

b)   two officers resigned in 1994 and were not replaced;

c) as a result of the administrative office in Denver, Colorado being closed in connection with the restructuring announced in the second quarter of 1995, the Company has eliminated annual payroll costs associated with its accounting and administrative staff of approximately $140,000;
     d) the closing of the administrative office in Denver Colorado is anticipated to save the Company and additional $60,000 from costs that were duplicated as a result of two administrative offices (such as rent, telephone, insurance and office supplies). Management is continually evaluating ways to further cut general and administrative costs, however, there can be no assurance that future general and administrative costs will be further curtailed nor can there be any assurance that general and administrative costs may not increase in future periods.

Depreciation, Depletion and Amortization:
Depreciation, Depletion and Amortization ("DD & A") for the respective periods consisted of the following:
                                     For the Six Months
                                     Ended June 30,
                                          1995           1994
Oil and Gas Properties               $      394,672 $      396,462
Gas Plant and Other Buildings               121,920        104,687
Rolling Stock                                81,331         68,537
Other Field Equipment                        26,139         23,696
Furniture and Fixtures                       23,144         20,433
Non-Compete Agreements                       48,000         48,000
     Total                           $      695,206 $      661,815

The increase can be substantially attributed to the increase in the depreciable basis of the Gas Plant as a result of the expansion activities discussed previously and the addition of new rolling stock. Total DD&A for oil and gas properties remained relatively constant at $3.58 per BOE in 1995 and $3.46 in 1994.

Plugging and Abandonment of Oil and Gas Properties:
Plugging and abandonment costs incurred by the Company in the first half of 1995 were $5,291 compared to $87,038 for the same period in 1994. The Company does not anticipate any additional significant abandonment charges will be incurred in 1995. However, because of the many uncertainties involving oil and gas producing activities, including future prices of oil and gas, lifting costs, actual production and other economic factors, there can be no assurance of the actual costs that will be incurred in the future related to abandonments.

Interest Expense:
Total interest expense for the six months ended June 30, 1995 was $161,385, compared to $139,982 for the same period in 1994. The increase can be substantially attributed to higher interest rates in 1995. The balance of this loan at June 30, 1995 was $2,184,697 and is payable in monthly installments of principal and interest (at prime plus 3%) through August 1997.

Restructuring Charges:
The Company has recognized $79,719 as restructuring changes for the first six months of 1995. $19,254 of these costs were incurred in connection with the preferred stock tender offer previously discussed. The remaining costs of $60,465 were incurred in connection with the restructuring announced in the second quarter of 1995 and consist primarily of severance pay and a loss on abandonment of the office lease in Denver, Colorado.

Gain on Sale of Assets:
The Company recognized a gain on sale of assets in the first half of 1995 of $51,454 compared to $8,700 for the same period in 1994. This gain is primarily related to the sale of various oil and gas properties in March 1995. The gain in 1995 is substantially attributed to the sale of 35 oil and gas properties and various pieces of oil field service equipment put up for sale as a result of the Company's restructuring.
PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are no material legal proceedings or material developments that have become reportable events during the period covered by this report.

Item 2.   Changes in Securities
(a) During 1995, the Company completed a tender offer to its preferred stockholders whereby the holders of the Preferred Stock were given the opportunity to convert each share of Preferred Stock and all accrued and undeclared dividends (including the full dividend for the quarters ended December 31, 1994 and March 31, 1995) into 4.5 shares of the Company's common stock. As a result of this tender offer, 933,492 shares of the preferred stock converted into 4,200,716 shares of the Company's common stock. Additionally, prior to the tender offer, holders of 21,000 shares of Preferred Stock elected to convert their shares into 55,126 shares of common stock. As of June 30, 1995, 202,688 shares of Preferred Stock remain outstanding.

In connection with the tender offer, for each share of preferred stock that was converted, warrants to purchase 2.625 shares of the Company's common stock were issued, resulting in the issuance of warrants for an aggregate of 2,450,000 shares. The exercise price of the warrants is $5.00 per share through 1996 and increases to $6.00 per share through August 13, 1998 when the warrants expire.

(b) No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities.

Item 3.   Defaults Upon Senior Securities

(a) There has been no material default in the payment of principal, interest, or any other material default, with respect to any indebtedness of the small business issuer during the period covered by this report.

(b) In December 1994, the Board of Directors elected to forego the declaration of the regular quarterly dividend for the Company's Series A Cumulative Convertible Preferred Stock for the fourth quarter of 1994. In March 1995, the Board of Directors elected to suspend the Preferred Stock dividend indefinitely. However, the dividends continue to accrue on a monthly basis and are cumulative. Accordingly, as of June 30, 1995, dividends in arrears aggregate $101,644 or $.50 per share.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 16, 1995, the Company's common stockholders elected Homer C. Osborne and James
C. Ruane as Class B Directors. They will serve in this capacity until the Annual Meeting of Stockholders to be held in 1998.

Item 5.   Other Information

There is no information reportable under this item for the period covered by this report.

Item 6.   Exhibits and Reports on Form 8-K

(a)  There are no exhibits filed as part of this report.

(b) During the quarter ended June 30, 1995, the Registrant filed one Form 8-K reporting the results of the tender offer previously discussed in Item 2 of this section.

       SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the
Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEASE OIL AND GAS COMPANY



Date: August 18, 1995

By:      /s/ Willard H. Pease, Jr
Willard H. Pease, Jr.
President and Chief Executive Officer



Date: August 18, 1995

By:    /s/ Patrick J. Duncan
Patrick J. Duncan
Chief Financial Officer