Form 10-K/A
period 1994-12-31
PEASE OIL & GAS CO /CO/
filed 1995-10-20
CIK 76878

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________.

Commission file Number: 0-6580


                            PEASE OIL AND GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

               Nevada                                       84-0285520
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                            Number)

                          751 Horizon Court, Suite 203
                         Grand Junction, Colorado 81506
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (970) 245-5917

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (Par Value $0.10 Per Share)
   Series A Cumulative Convertible Preferred Stock (Par Value $0.01 Per Share)
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 1, 1995, Registrant had 6,502,470 shares of its $0.10 par value Common Stock and 203,288 shares of its $0.01 par value Series A Cumulative Convertible Preferred Stock outstanding. As of April 1, 1995 the aggregate market value of the common stock held by non-affiliates was $4,298,304. This calculation is based upon the closing sale price of $0.75 per share on March 31, 1995.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

     OVERVIEW
     In August 1993, the Company acquired Skaer Enterprises, Inc., its related businesses, and its related assets (collectively referred to as "Skaer") in a transaction which dramatically changed the complexion of the Company. Skaer was a diversified oil and gas company with assets, operations, and oil and gas reserves substantially greater than the Company prior to the acquisition.

     Skaer was acquired for $12,200,000, including various costs associated with the acquisition of $300,000. This acquisition was financed through: i) the issuance of 900,000 shares of Preferred Stock in a public offering which generated net proceeds of $7,965,000; ii) the issuance of restricted Common and Preferred Stock to the sellers with an agreed upon value of $1,900,000; and iii) a $2,400,000 loan from a bank.

      THE ACQUISITION OF SKAER SIGNIFICANTLY INCREASED THE COMPANY'S RESERVES, PRODUCTION, AND BUSINESS CAPABILITIES. SUBSTANTIALLY ALL OF THE CHANGES BETWEEN 1993 AND 1994 IN THE COMPANY'S RESULTS OF OPERATIONS CAN BE ATTRIBUTED TO THE ACQUISITION OF SKAER. THEREFORE, MANAGEMENT BELIEVES THE COMPARISONS BETWEEN 1993 AND 1994 MAY NOT BE USEFUL OR RELEVANT.

      SELECTED FINANCIAL DATA


                                      YEAR ENDED DECEMBER 31,
                              ----------------------------------------
                                      1994       1993            1992
                                    -------     ------          ------
                              (In Thousands Except the Per Share Data)

      Oil and Gas Sales             $3,221      $1,132            $373
      Gas Plant Revenue              6,738       2,032               -
      Total Operating Revenues      12,069       4,387             508
      Net Loss Applicable to
         Common Stockholders        (2,865)     (1,196)           (468)

      Per Share Data:
        Net Loss Applicable to
           Common Stockholders      (2.32)      (1.33)            (0.14)
        Cash Dividends Declared
           Per Common Share          None        None              None
      Total Assets                  15,839      16,580            2,062
      Long-Term Debt, Net of
         Current Maturities          2,254       2,167              560


LIQUIDITY, CAPITAL RESOURCES AND CAPITAL EXPENDITURES:

Liquidity

      At December 31, 1994, the Company's cash balance was $532,916 with a working capital deficit of $429,4173. Significant effort has been put forth by Management in the fourth quarter of 1994 to increase the cash flow and earnings of its existing asset base. For example, efforts to date have included the following:

               1) A detailed evaluation of all its oil and gas properties in December 1994. As a result of this evaluation and on-going analysis, approximately 35 wells that lost approximately $134,000 in 1994 were shut-in on February 2, 1995 and sold in the first half of 1995. Because of the losses suffered by these properties in 1994, Management does not expect any negative financial impact on its future operations from the disposition of the properties and Management believes that the actions taken will increase the net margin generated from oil and gas operations; and

               2) The Company's Gas Plant has been connected to KN Front Range Gathering Company's Wattenberg Field gathering system ("KN"). This connection will provide access to more than 3,500 wells in one of the most actively drilled gas fields in Colorado. In March 1995, the Company was processing approximately 570 Mcf per day of natural gas purchased from third party producers through the KN interconnect. This is in addition to the 1,100 Mcf per day processed from Company-owned wells. The Company is continually negotiating with other producers on the KN system to further increase the Gas Plant s utilization. Management believes the additional gas throughput will increase the Gas Plant's efficiency and utilization, contributing to increased profits and enhancing its long-term value.

     The restructuring was initiated to eliminate the areas of its business that were losing money, reduce operating costs, increase efficiencies, and to generate additional funds for working capital, drilling and development activities. Management does not expect these restructuring activities to have any negative impact on its financial condition.

     The Company has no immediate access to additional working capital. How-ever, Management believes the current cash flows of the Company will support operations for at least six months. The Company has not yet determined what actions it will take if the proceeds from the current cash flows will not support continued operations. Potential actions may include (i) selling certain oil and gas properties; (ii) reducing, downsizing, discontinuing and/or spinning-off other assets and operations of the Company; and (iii) attempting to raise additional capital through private placements, joint ventures or debt financing.

     As previously discussed, in December 1994, the Board of Directors of the Company voted to not declare the quarterly cash dividend to holders of the Company's Preferred Stock for the fourth quarter of 1994. The decision to not pay the quarterly dividend was a result of the Company's cash position and the Company's belief that its primary lender would not approve the payment thereof. In March 1995, the Board of Directors voted to suspend pay-ment on any future Preferred Stock dividends indefinitely. However, pursuant to the terms underlying the Preferred Stock, dividends will continue to accrue on a monthly basis. Dividends paid in the future, if any, on the Preferred Stock will be contingent on many factors, including but not limited to, whether or not a dividend can be justified through the cash flow and earnings generated from future operations.

     Since the future payment of Preferred Stock dividends was so uncertain, and the Company wanted to preserve its working capital for drilling and development activities, in January 1995, the Company extended a tender offer to the Preferred Stockholders. On February 28, 1995, the Company completed the tender offer whereby the holders of the Company's Preferred Stock were given the opportunity to convert each share of Preferred Stock, and all then accrued and undeclared dividends (including the full dividend for the quarters ending December 31, 1994 and March 31, 1995) into 4.5 shares of the Company's Common Stock and Warrants to purchase 2.625 shares of Common Stock exercisable at $5.00 per share through December 31, 1996 and $6.00 per share through August 13, 1998, (the date the Warrants expire). As a result of the tender offer, 933,492 shares of the Preferred Stock converted into 4,200,716 shares of the Company's Common Stock and warrants to purchase 2,450,416 shares of Common Stock. In addition, 21,000 shares of Preferred Stock converted into 55,126 shares of Common Stock prior to the tender offer and 600 shares of Preferred Stock were converted into 1,613 shares of Common Stock after the tender offer. Accordingly, as of April 1, 1995 there remain 203,288 shares of Preferred Stock outstanding. These events substantially changed the capital structure of the Company and alleviated the burden of approximately 83% of Preferred Stock dividends.

     Capital Resources. On September 30, 1994, the Company completed a private placement of a total of $1,454,750 of 12% Convertible Unsecured Promissory Notes ("Notes") from which the Company realized net proceeds of approximately $1,307,403. The Notes were automatically converted into 909,219 shares of the Company's Common Stock effective September 30, 1994. The Company also issued warrants to purchase 63,188 shares of the Company's Common Stock at an exercise price of $1.92 per share to brokers who sold the Notes in the private placement.

     On December 19, 1994, the Company completed a private placement selling a total of 289,125 shares of Common Stock for $1.60 per share. The Company generated net proceeds from this offering of approximately $358,000. In connection with the offering, the Company also issued warrants to purchase 20,000 shares of common stock at an exercise price of $1.92 per share to brokers who sold the shares in the Private Placement.

Long-term Debt
      During the year ended December 31, 1994, the Company borrowed $1,460,000 and repaid principal of $1,031,042 plus $218,365 of interest on its bank credit facility. The amount owed on the Company's bank facility at December 31, 1994 was $2,588,958. The proceeds of the loan advances during this period have been utilized by the Company in its 1994 exploration, development and recompletion program in Loveland Field, Colorado, as well as other working capital needs. The loan is scheduled to be repaid in monthly installments through August 1997.

     In March 1995, the Company restructured this bank debt. The Company had violated certain financial covenants under the prior debt agreement. However, the bank agreed to waive any covenant violations that may have occurred in the past and restructure the new financial covenants. In addition, in order to assist the Company in rebuilding its working capital, the bank agreed to reduce the monthly principal payment by approximately one-half for a six month period beginning in March 1995. In connection with this restructuring, the bank increased the interest rate from prime plus 1% to prime plus 3% beginning in April 1995.

Capital Expenditures
      The Company's total 1994 capital expenditures were approximately $2.5 million. Of this amount approximately $2.1 million was used for drilling, workover and recompletion activities. During 1994, the Company performed major workovers in two fields; drilled one dry hole in western Colorado; success-fully completed four new wells in Loveland Field; and recompleted 10 existing wells in the Codell formation (a reservoir previously not successfully exploited in the Loveland Field.) As a result of these activities and changes in the estimates used in computing oil and gas reserves, the Company's total proved reserves at December 31, 1994 increased by 285,300 BOE (as compared to the total proved reserves at December 31, 1993).

     Currently, the Company's drilling, development and recompletion activities have been curtailed significantly. Capital expenditures, at least in the near future, will be limited to the Gas Plant expansion activities which are expected to be an additional $250,000. These costs are expected to be incurred in the first and second quarters of 1995. The drilling, development and recompletion activities will be resumed as soon as funds are available through cash flow from operations or other financing vehicles.

RESULTS OF OPERATIONS:

Overview
      The Company's largest source of operating income is from the sale of produced oil, gas, and natural gas liquids. Therefore, the level of the Com-pany's revenues and earnings are affected by prices at which natural gas, oil and natural gas liquids are sold. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in natural gas, oil and natural gas liquid prices and the lack of predictability of those fluctuations as well as changes in production levels.

Total Revenue
      Total revenue from all operations was $12,068,699 for the year ended December 31, 1994, compared to $4,387,287 for the year ended December 31, 1993. This increase in total revenue is primarily a result of the acquisition of Skaer in August of 1993. As stated previously, because of this acquisition, comparisons between years may not be relevant or useful. However, any known trends or changes that effect revenue on a line-by-line basis are discussed in following paragraphs.

Gas Plant Marketing and Trading
      The Company has a "take-or-pay" contract with Public Service Company of Colorado ("PSCo") which calls for PSCo to purchase from the Company a minimum of 2.92 billion cubic feet ("BCF") of natural gas annually. The price paid the Company by PSCo is based on the Colorado Interstate Gas Commission's "spot" price plus a fixed price bonus. The contract expires in June of 1996.

      Currently, under the "take-or-pay" contract with PSCo, the Company delivers to PSCo approximately 12% to 15% of this contract through its own production through the tailgate of the Gas Plant (see "Gas Plant Liquids and Gas"). The marketing and trading revenues are derived from the gas purchased from third parties and sold to PSCo under the terms of the contract. The Company never takes possession of the third party gas but rather brokers the transaction. In both 1993 and 1994, the price between the amount paid the third party producers and the amount received from PSCo was a constant price per MMBtu.

     PSCo has informed the Company that it does not intend to renew the portion of the contract in June 1996 that allows for "Marketing and Trading" activities. Accordingly, this revenue and the corresponding costs will most likely disappear in July 1996. If this contract is terminated in July 1996, it could cost the Company under present operating conditions between $500,000 and $600,000 annually. This amount represents the current net revenue generated from this activity on an annual basis. However, PSCo has advised the Company in informal discussions that the contract will be renewed at a level equivalent to the throughput of the Company's Gas Plant at that time. Therefore, as previously discussed, the Company is taking steps to increase the throughput of the Gas Plant by purchasing and processing third party gas. It is Management's intention to purchase and process as much third party gas in the future (through the KN interconnect) that is economically feasible so that the PSCo contract will be renewed at the highest level possible. However, there can be no assurance that the PSCo contract will be renewed, or if renewed, will be renewed at the same or higher levels.

     The Gas Plant has a design capacity of 6 MMcf per day (2.2 BCF annually). In 1994, the Gas Plant processed an average of 1.29 MMcf per day (or .471 BCF annually). In March 1995, the Company was purchasing and processing an additional 590 Mcf per day of third party gas in addition to its own current production of 1,100 Mcf per day. Management is continually searching and negotiating for more economically feasible third party gas. However, at this time it is uncertain if the Company will be able to find any more economically priced gas from third parties or if the current level can be maintained.

Gas Plant Liquids and Gas
      These categories account for the natural gas sold at the tailgate of the Gas Plant and the natural gas liquids extracted and sold by the Gas Plant facility. During 1993 and 1994, the revenues generated from these products were a result of the Company's own production from the

Loveland and Johnson's Corner Fields. During 1994, the Gas Plant sold 329,044 Mcf of natural gas, 1,270,770 gallons of butane-gasoline mix, and 960,310 gallons of propane.

     Costs associated with these products consist of both semi-fixed and variable costs. The semi-fixed costs consist of direct payroll, utilities, operating supplies, general and administrative costs, and other items necessary in the day-to-day operations. The semi-fixed costs average approximately $435,000 annually and are not expected to change significantly regardless of the volume processed by the Gas Plant. The variable costs consist primarily of purchased gas, plant fuel and shrink, lubricants, repair and maintenance, and costs of gas marketing and buying. These costs are generally a direct function of the volume processed by the Gas Plant and are expected to either increase or decrease proportionately with the corresponding plant production. However, it should be noted that, because the Company began purchasing and processing third party gas in 1995, that the variable costs, as a percentage of revenue, are expected to increase significantly in future years.

Oil and Gas
      Revenues generated from oil and gas sales for the year ended December 31, 1994 were $3,220,761, compared to $1,131,938 for the year ended December 31, 1993. Costs of oil and gas production were $2,189,780 for the year ended December 31, 1994, compared to $765,757 for the year ended December 31, 1993. Again, these increases are attributable to the acquisition of Skaer in August of 1993. However, operating statistics for the two years are as follows:


                                           1994                1993
     Production:
          Oil (bbls)                      155,500              55,459
          Gas (Mcf)                       543,750             189,664

     Average Collected Price:
          Oil (per Bbl)                 $   15.11           $   15.00
          Gas (per Mcf)                 $    1.55           $    2.19

     Operating Margin:
          Revenue                       $3,220,761          $1,131,938
          Costs                         (2,189,780)           (765,757)
               Gross Margin             $1,030,981          $  366,181
               Gross Margin Percent             32%                 32%

     Average Production Cost per
          BOE before DD&A               $     8.90          $     8.79


     It should be noted that the Company was able to maintain approximately the same gross margin (as a percentage of revenue) on oil and gas production activities in spite of the 30% decrease in the average gas price (per Mcf) between 1993 and 1994. This is a result of Management's ongoing efforts to manage production and control costs. As stated previously, Management of the Company performed a detailed evaluation of all its properties in December 1994. As a result of this evaluation and on-going analysis, many properties have been shut-in and will either be worked-over, sold, or plugged and abandoned. It is the intent of Management to maintain and operate only those properties that will add value to the Company in the future. Accordingly, Management believes that the costs of production (per BOE) will be lower in the future. However, because of the many uncertainties involved in the oil and gas industry, there can be no assurance whether or not this assertion can or will come to fruition.

Oil Field Services and Oil Field Supply
      Operating statistics for the Company's service and supply operations for the years ended December 31, 1993 and 1994 are as follows:


                              Service Operations   Supply Operations
                         ------------------------ -------------------
                            1994          1993      1994      1993


     Revenue             $1,279,013     $709,057  $720,928  $448,600
     Costs               (1,183,501)    (665,300) (663,500) (411,854)
     Depreciation          (294,860)     (98,230)  (12,120)   (4,040)
                          ---------      -------   -------   -------
       Net Operating
          Margin         $ (199,348)    $(54,473) $ 45,308  $ 32,706
                          =========      =======   =======   =======
       Net Operating
         Margin %              (16%)         (8%)        6%        7%


     The average monthly revenue for the service and supply operations decreased in 1994 by approximately 40% to 45% as a result of Management focusing its efforts on the Company's drilling, development and recompletion activities. In addition, there was a substantial decrease in drilling activity in the DJ Basin in 1994 as a result of depressed gas prices. However, because the net operations margins are relatively low, this decrease in revenue did not have a significant impact on the Company's overall results of operations. When these operations are not supporting the Company s activities, efforts are made to pursue new markets. However, competition in the areas the Company operates is extremely competitive and there can be no assurance that these efforts will either increase future revenue or maintain their current levels.

      Management of the Company recognizes that the margins in oil and gas service and supply operations are historically low. However, Management also believes there is an inherent value that these operations add to the Company. For instance, owning these operations enables the Company to operate, maintain and develop substantially all of its owned oil and gas properties. In addition, Management believes these operations put the Company in a better position to control costs, safety, quality, timeliness of work as well as other factors affecting the economics of its oil and gas production.

Well Administration and Other Income
      This revenue primarily represents the revenue generated by the Company for operating oil and gas properties. There has been no significant change in the average monthly revenue between 1993 and 1994 subsequent to the acquisition of Skaer and Management does not expect any significant change in the future.

General and Administrative Expenses
      General and Administrative Costs for 1994 were $1.6 million compared to approximately $700,000 for 1993. The increase can be substantially attributed to the acquisition of Skaer. Management of the Company has exerted considerable effort to decrease and control general and administrative expenses for 1995. Measures taken in the fourth quarter of 1994 include downsizing personnel, using contract services for temporary assignments, eliminating unnecessary services or supplies, and evaluating certain types of costs for efficiency and need.
Many of the costs that are anticipated to be eliminated in 1995 are payroll related. For example, two officers resigned in 1994 and will not be replaced and the Company has eliminated approximately 20% of the payroll costs associated with its accounting and administrative staff. Management is continually evaluating ways to cut general and administrative costs. However, there can be no assurance that future general and administrative costs will be curtailed below the 1994 level or that general and administrative costs may not increase in future years.

Depreciation, Depletion and Amortization
      DD&A consisted of the following for 1994 and 1993:

                                            1994           1993

     Oil and Gas Properties             $  884,100          $ 300,415
     Gas Plant and Other Buildings         270,640             48,140
     Rolling Stock                         215,930             64,241
     Other Field Equipment                 105,050             30,530
     Furniture and Fixtures                 42,870             39,444
     Non-Compete Agreements                 96,000             19,500
                                          --------            -------
              Total                     $1,614,590          $ 502,270
                                         =========           ========

     The increase can be substantially attributed to the acquisition of Skaer and that the estimated useful life of the Gas Plant was changed from 25 years in 1993 to 15 years in 1994. DD&A for oil and gas properties remained relatively constant at $3.59 per BOE in 1994 compared to $3.46 per BOE in 1993. Total reserves at December 31, 1994 increased 285,300 BOE as compared to the reserves at December 31, 1993 as a result of different prices for oil and gas used to compute the reserves and the drilling, development and recompletion activities conducted in 1994.

Dry Hole and Abandonment of Oil and Gas Properties
      Dry hole and abandonment costs incurred by the Company in 1994 were $315,809 compared to $335,715 in 1993. In 1994, the Company drilled one dry hole at the cost of approximately $213,000. The remaining costs were incurred in connection with plugging and abandonment charges for seven other properties. In 1993, these charges related to plugging and abandonment costs incurred with eight properties that had become uneconomical.

     Because of the adoption of the new accounting policy and the corresponding impairment charge discussed later in this section under the caption Impairment of Oil and Gas Properties , the Company does not anticipate that any significant abandonment charges will be incurred in 1995. However, because of the many uncertainties involving oil and gas producing activities, including future prices of oil and gas, lifting costs, actual production and other economic factors, there can be no assurance of the actual charges that will be incurred in the future related to abandonments.

     Currently, the Company's drilling, development, and recompletion programs have been significantly curtailed and will resume when they can be funded through cash flow from operations or other financing vehicles. At that time, as in the past, Management will take every precaution to drill, develop or recomplete projects that appear to have the highest rate of success and highest
estimated rate of return.   Accordingly, it is impossible to estimate the future
dry hole costs with any reasonable amount of certainty.

Impairment of Oil and Gas Properties
      In March 1995, the Financial Accounting Standards Board issued a new statement titled Accounting for Impairment of Long-lived Assets. This new standard changes the Company's method of determining impairment of proved oil and gas properties. Under the new policy, the Company computed the estimated undiscounted cash flows using constant prices and costs on a field-by-field basis. Using this method, the Company recognized a 1994 fourth quarter non-cash impairment charge totaling approximately $900,000. The adoption of this new accounting policy will have no effect on the Company's compliance with the financial covenants of the Company's loan agreements.

Interest Expense
    Total interest expense for 1994 was $324,251 compared to $123,932 in 1993. The increase can be substantially attributed to higher interest rates in 1994 and the credit facility with the Company's primary lender which was established in August 1993 in connection with the acquisition of Skaer. The balance of this loan at December 31, 1994 was $2,588,958 and is payable in monthly installments of principal and interest at the rate of prime plus 3% through August 1997.

Gain on Sale of Assets
      The Company recognized a gain on the sale of assets in 1994 of $55,372 of which $55,000 was related to the sale of one lease in November 1994. The gain of $29,995 recognized by the Company on the sale of assets in 1993 was primarily related to the disposition of oil and gas production equipment.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page


Independent Auditor's Report  . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets - December 31, 1994 . . . . . . . . . . . . . .  F-3

Consolidated Statements of Operations - For the Years Ended December 31,
  1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .  F-5

Consolidated Statements of Stockholders' Equity - For the Years Ended
  December 31, 1994 and 1993. . . . . . . . . . . . . . . . . . . . .  . . . F-7

Consolidated Statements of Cash Flows - For the Years Ended December
  31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . ... .  F-8

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . F-10

                          INDEPENDENT AUDITOR'S REPORT






Board of Directors
Pease Oil and Gas Company
Grand Junction, Colorado



We have audited the accompanying consolidated balance sheet of Pease Oil and Gas Company and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pease Oil and Gas Company and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company changed its method of accounting for impairment of its proved oil and gas properties during the fourth quarter of 1994.




/s/ HEIN + ASSOCIATES LLP
-----------------------------------
HEIN + ASSOCIATES LLP

Denver, Colorado
March 31, 1995

                           PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                        DECEMBER 31, 1994




                              ASSETS

CURRENT ASSETS:
     Cash and equivalents                               $  532,916
     Trade receivables, net of allowance of $94,000      1,623,777
     Inventory                                             754,113
     Prepaid expenses and other                             91,845
                                                         ---------
               Total current assets                      3,002,651
                                                         ---------

OIL AND GAS PROPERTIES, at cost (successful efforts method):
       Undeveloped properties                              511,475
       Developed properties                              9,298,873
                                                         ---------
               Total oil and gas properties              9,810,348
       Less accumulated depreciation and depletion      (3,201,901)
                                                         ---------
               Net oil and gas properties                6,608,447
                                                         ---------
PROPERTY, PLANT AND EQUIPMENT, at cost:
     Gas plant                                           3,920,965
     Service equipment and vehicles                      1,651,063
     Buildings and office equipment                        632,932
                                                         ---------
               Total property, plant and equipment       6,204,960
     Less accumulated depreciation                        (878,874)
                                                         ---------
               Net property, plant and equipment         5,326,086
                                                         ---------
ASSETS HELD FOR SALE                                          -
                                                         ---------
OTHER ASSETS:
       Non-compete agreements, net of accumulated
         amortization of $115,499                          444,501
       Other                                               456,891
                                                         ---------
               Total other assets                          901,392
                                                         ---------
TOTAL ASSETS                                           $15,838,576
                                                        ==========













                           PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                        DECEMBER 31, 1994
                                           (continued)


                              LIABILITIES AND STOCKHOLDERS' EQUITY


     CURRENT LIABILITIES:
       Current maturities of long-term debt:
         Related parties                             $    65,000
         Other                                           962,000
       Accounts payable, trade:
         Natural gas purchases                         1,010,400
         Other                                           691,748
       Accrued production taxes                          313,838
       Other accrued expenses                            389,082
                                                       ---------
               Total current liabilities               3,432,068
                                                       ---------
     LONG-TERM LIABILITIES:
       Long-term debt, less current maturities:
         Related parties                                 241,718
         Other                                         2,011,808
       Accrued production taxes                          398,645
                                                       ---------
               Total long-term liabilities             2,652,171
                                                       ---------
     DEFERRED INCOME TAXES                               400,000
                                                       ---------
     COMMITMENTS (NOTE 5)

     STOCKHOLDERS' EQUITY:
       Preferred Stock, par value $.01 per share,
         2,000,000 shares authorized, 1,157,780
         shares of Series A Cumulative Convertible
         Preferred Stock issued and outstanding
         (liquidation preference of $11,867,542)          11,578
       Common Stock, par value $.10 per share,
         25,000,000 shares authorized, 2,286,028
         shares issued                                   228,603
       Additional paid-in capital                     16,744,348
       Accumulated deficit                            (7,497,604)
       Less 28,715 shares of treasury stock,
          at cost                                       (132,588)
                                                      ----------
               Total stockholders' equity              9,354,337
                                                      ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $15,838,576
                                                      ==========

  The accompanying notes are an integral part of these consolidated financial statements.


                           PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Years Ended
                                                            December 31,
                                                --------------------------------
                                                      1994              1993
                                                --------------       ------------
     REVENUE:
       Gas plant:
          Marketing and trading                 $ 5,849,878         $ 1,658,901
          Processing                                888,743             373,242
                                                 ----------          ----------
          Total gas plant                         6,738,621           2,032,143
          Oil and gas sales                       3,220,761           1,131,938
          Oil field services                      1,279,013             709,057
          Oil field supply and equipment            720,928             448,600
          Well administration and other income      109,376              65,549
                                                  ---------           ---------

               Total revenue                     12,068,699           4,387,287
                                                 ----------           ---------
          OPERATING COSTS AND EXPENSES:
       Gas plant:
          Marketing and trading                   5,315,241           1,453,248
          Processing                                573,206             255,108
                                                 ----------           ---------
               Total gas plant                    5,888,447           1,708,356
          Oil and gas production                  2,189,780             765,757
          Oil field services                      1,183,501             665,300
          Oil field supply and equipment            663,500             411,854
          General and administrative              1,617,107             690,009
          Depreciation, depletion and
               amortization                       1,614,590             502,270
          Impairment of oil and gas properties      934,211                -
          Dry holes, plugging and abandonments      315,809             335,715
                                                 ----------           ---------
               Total operating costs and
                expenses                         14,406,945           5,079,261
                                                 ----------           ---------
     LOSS FROM OPERATIONS                        (2,338,246)           (691,974)

     OTHER INCOME (EXPENSES):
          Interest expense                         (324,251)           (123,932)
          Gain on sale of assets                     55,372              29,995
                                                 ----------           ---------
               Net                                 (268,879)            (93,937)
                                                 ----------           ----------
     LOSS BEFORE INCOME TAXES                     2,607,125)           (785,911)
          Deferred income tax benefit               900,000                -
                                                  ---------          ----------
     NET LOSS                                  $ (1,707,125)       $   (785,911)
                                                 ==========          ==========








                           PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (continued)

     NET LOSS                               $ (1,707,125)      $   (785,911)

     Preferred stock dividends:
         Declared                               (868,335)          (409,996)
         In arrears                             (289,742)             -
                                              ----------          ---------
           Total preferred stock dividends    (1,158,077)          (409,996)
                                              ----------          ---------
     NET LOSS APPLICABLE TO COMMON
        STOCKHOLDERS                        $ (2,865,202)       $(1,195,907)
                                              ==========          ==========

     NET LOSS PER COMMON SHARE              $      (2.32)       $     (1.33)
                                             ===========        ===========
     WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING               1,235,000            902,000
                                              ==========        ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE SIX MONTHS ENDED JUNE 30, 1995 (UNAUDITED) AND THE YEARS
                      ENDED DECEMBER 31, 1994 AND 1993



                                                 Preferred Stock                Common Stock                       Additional
                                             --------------------------     -----------------------------          Paid-in
                                                Shares        Amount           Shares          Amount              Capital


     BALANCES, December 31, 1992             -              $    -           791,466      $       79,146           $ 6,232,310

          Issuance of stock for equipment    -                   -             7,498                750                 19,250
          Issuance of stock for GJWS
              acquisition                    -                   -            46,667              4,667                  7,620
          Issuance of stock for converted
              debentures                       120,000         1,200            -                   -                  598,800
          Payment for stock subscription     -                   -              -                   -                   -
          Issuance of stock for Skaer
              acquisition                      150,000          1,500        117,647             11,765              1,886,735
          Issuance of stock in public offering 900,000          9,000           -                   -                8,991,000
          Offering costs                          -              -              -                   -               (1,395,739)
          Conversion of preferred stock        (12,220)          (122)        30,656              3,066                 (2,944)
          Preferred dividends declared            -              -              -                   -                 (409,996)
          Net loss                                -              -              -                   -                   -
                                             ----------     ----------     ---------           --------            -----------
     BALANCES, December 31, 1993             1,157,780          11,578       993,934             99,394            15,927,036

          Proceeds from sale of debentures converted
            to common stock                       -              -           909,219             90,922             1,363,828
          Proceeds from sale of common
            stock for cash                        -              -           289,125             28,912                433,688
          Offering costs                          -              -              -                   -                 (252,494)
          Exchange of notes payable for
            common stock                          -              -            93,750              9,375                140,625
          Return of common stock for
            cancellation of receivables           -              -              -                   -                   -
          Preferred dividends declared for
            $.75 per share                        -              -              -                   -                 (868,335)
          Net loss                                -              -              -                   -                   -
                                             ----------          ----------     ---------      ---------           -----------
     BALANCES, December 31, 1994             1,157,780           $  11,578      2,286,028      $228,603            $16,744,348
                                             ==========          =========      =========      ==========           ===========

                                                                        Treasury Stock
                                                                 ----------------------------- Stock               Total
                                                  Accumulated                                  Subscriptions       Stockholders'
                                                   Deficit           Shares     Amount         Receivable            Equity


     BALANCES, December 31, 1992                  $(5,004,568)       12,241     $ (52,600)     $  (160,000)        $  1,094,288

          Issuance of stock for equipment              -              -              -              -                    20,000
          Issuance of stock for GJWS
             acquisition                               -              -              -              -                    12,287
          Issuance of stock for converted
              debentures                               -              -              -              -                   600,000
          Payment for stock subscription               -              -              -              50,291               50,291
          Issuance of stock for Skaer
             acquisition                               -              -              -              -                 1,900,000
          Issuance of stock in public offering         -              -              -              -                 9,000,000
          Offering costs                               -              -              -              -                (1,395,739)
          Conversion of preferred stock                -              -              -              -                   -
          Preferred dividends declared                 -              -              -              -                 (409,996)
          Net loss                                   (785,911)        -              -              -                 (785,911)
                                                   ----------    ----------     -----------    ----------           ----------
     BALANCES, December 31, 1993                   (5,790,479)      12,241         (52,600)     (109,709)           10,085,220

          Proceeds from sale of debentures converted
              to common stock                          -              -              -              -                1,454,750
          Proceeds from sale of common
              stock for cash                           -              -              -              -                   462,600
          Offering costs                               -              -              -              -                  (252,494)
          Exchange of notes payable for
              common stock                             -              -              -              -                  150,000
          Return of common stock for cancellation
              of receivables                           -            16,474         (79,988)        109,709              29,721
          Preferred dividends declared
              for $.75 per share                       -              -              -              -                 (868,335)
          Net loss                                (1,707,125)         -              -              -               (1,707,125)
                                                  ----------     --------          --------    ---------           ----------
     BALANCES, December 31, 1994                 $(7,497,604)      28,715        $(132,588)    $    -              $ 9,354,337
                                                   =========     ========        =========     =========            ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Years Ended
                                                             December 31,
                                                       -----------------------
                                                      1994              1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (1,707,125)      $  (785,911)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
        Provision for depreciation and depletion  1,518,590           482,770
        Amortization of intangible assets           120,588            31,599
        Abandonment and impairment of oil and gas
           properties                             1,250,020            335,715
        Deferred income taxes                      (900,000)            -
        Gain on sale of property and equipment      (55,372)            -
        Provision for bad debts                     101,755            44,200
        Other                                       (64,604)          (33,353)
        Changes in operating assets and liabilities,
           net of effects from acquisitions:
             (Increase) decrease in:
               Trade receivables                    (241,509)        (556,000)
                 Inventory                           (57,170)          70,962
                 Prepaid expenses and other           12,683           80,596
             Increase (decrease) in:
                 Accounts payable                  1,015,685          395,645
                 Accrued expenses                   (220,196)         (65,643)
                                                   ----------       ---------
        Net cash provided by operating activities    773,345              580
                                                   ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cost of acquisitions, net of cash acquired            -         (8,391,209)
   Capital expenditures for property and
     equipment                                     (2,466,757)       (635,385)
   Purchase of restricted investments                (160,000)        (50,000)
   Proceeds from redemption of certificate of
     deposit                                           31,000            -
   Proceeds from sale of property and equipment        91,032            -
                                                   ----------       ----------
        Net cash used in investing activities      (2,504,725)     (9,076,594)
                                                   ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                     1,522,877        2,662,940
   Repayment of long-term debt                     (1,139,028)        (458,524)
   Proceeds from stock subscription receivable          -               50,291
   Proceeds from sale of common stock                 462,600            -
   Net proceeds from sale of preferred stock            -            7,965,000
   Proceeds from sale of debentures                 1,454,750          600,000
   Offering and debenture costs                      (252,494)        (360,739)
   Preferred stock dividends paid                  (1,158,018)        (120,254)
                                                    ----------       ----------
        Net cash provided by financing activities     890,687        10,338,714
                                                    ----------       ----------
     INCREASE (DECREASE) IN CASH
       AND EQUIVALENTS                               (840,693)        1,262,700
     CASH AND EQUIVALENTS, beginning of year        1,373,609           110,909
                                                    ----------        ---------
     CASH AND EQUIVALENTS, end of year             $  532,916        $ 1,373,609
                                                    ==========         =========


                           PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash paid for interest                             $  255,265       $    62,406
                                                         ========      =========
          Cash paid for income taxes                  $       -        $    -
                                                         ========       =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock for the acquisition of:
        Skaer                                         $       -         $  400,000
        GJWS                                                  -             12,287
        Equipment                                             -             20,000
   Issuance of preferred stock for the
      acquisition of Skaer                                   -           1,500,000
   Issuance of convertible debt in
      connection with GJWS acquisition                       -             175,000
   Long-term debt incurred for purchase
      of vehicles                                          96,667             -
   Treasury stock acquired for cancellation
      of trade receivables                                  9,988             -
   Offset of trade receivables to reduce
     related party debt                                    25,705             -
   Offset of accrued expenses to reduce common
     stock subscriptions receivable                       109,709             -
   Exchange of notes payable to former director
     for 93,750 shares of common stock                    150,000              -
   Contract payable for purchase of minority
     interest in LGPCo                                    160,000              -
   Return of 14,000 shares of common stock by
     director for stock subscription receivable            70,000              -




The accompanying notes are an integral part of these consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Name Change - In June 1994, the Company's common stockholders approved to change the Company's name from "Willard Pease Oil and Gas Company" to "Pease Oil and Gas Company."

     Organization - As a result of the acquisitions discussed in more detail in
     Note 2, Pease Oil and Gas Company (the "Company") is a diversified independent oil and gas company. The Company explores for, develops, produces and sells oil and natural gas; transports, processes, sells, markets and trades natural gas and natural gas liquids at a gas processing plant; performs oil and gas well completion and operational services; and sells new, used and reconditioned oil and gas production equipment and oil field supplies. In January 1994, the Company reorganized its corporate structure and currently conducts its business through the following wholly-owned subsidiaries: Loveland Gas Processing Company, Ltd. ("LGPCo"); Pease Oil Field Services, Inc.; Pease Oil Field Supply, Inc.; and Pease Operating Company, Inc. The organizational structure prior to January 1994 is also discussed in Note 2.

     Principles of Consolidation - The 1994 financial statements include the accounts of the Company and its wholly-owned subsidiaries. The 1993 financial statements include the entities acquired in 1993 from their respective effective dates of acquisition (see Note 2). All material intercompany transactions and accounts have been eliminated in consolidation.

     Cash and Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Oil and Gas Producing Activities - The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred.

     Depletion, depreciation, and amortization of capitalized costs for producing oil and gas properties is provided using the units-of-production method based upon proved reserves. Depletion and depreciation expense for the Company's oil and gas properties amounted to $884,100 and $300,415 for the years ended December 31, 1994 and 1993, respectively.

     In March 1995, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 121 changes the Company's method of determining impairment of proved oil and gas properties. Prior to 1994, the net capitalized costs of proved oil and gas properties were limited to the aggregate undiscounted after-tax future net revenues related to all of the Company's proved properties as a group. During the fourth quarter of 1994, the Company adopted SFAS No. 121, which requires the Company to assess impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived asset may not be recoverable. When an assessment for impairment of oil and gas properties is performed, the Company is required to compare the net carrying value of proved oil and gas properties on a lease-by-lease basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. At December 31, 1994, the estimated fair value of the impaired properties was determined by using 1994 year-end prices and costs and discounting the estimated cash flows using a discount rate commensurate with the risks involved which management estimated at 10% annually. As a result of this change, the Company recognized impairment expense of approximately $900,000 in 1994, which resulted in an increase in net loss per share of approximately
     $.73. Management believes this impairment charge primarily results from the change in accounting rather than a change in the economic and operating conditions related to the properties. The allowance for impairment is included in accumulated depreciation and depletion in the accompanying balance sheet.

     Property, Plant and Equipment - Property, plant, and equipment is stated at cost. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

                                                                 Years

     Gas plant                                                     15
     Service equipment and vehicles                               4-7
     Buildings and office equipment                              7-15

     Prior to 1994, the Company utilized an estimated useful life of 25 years for the gas plant. Effective January 1, 1994, this estimate was revised to reflect an estimated useful life of 15 years. As a result of this change in estimate, the Company recognized additional depreciation expense of approximately $100,000 in 1994, which resulted in an increase in net loss per common share of approximately $.04. Depreciation expense related to property, plant and equipment amounted to $634,490 and $182,355 for the years ended December 31, 1994 and 1993, respectively.

     The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

     Non-compete Agreements - The cost of the non-compete agreements were incurred in connection with the acquisition of Skaer (see Note 2). These costs are being amortized over the life of the agreements (2 to 10 years) on a straight-line basis. Amortization expense related to the non-compete agreements was $96,000 and $19,500 for the years ended December 31, 1994 and 1993, respectively.

     Inventory - Inventory consists primarily of oil and gas production equipment and oil field supplies. These items are generally held for resale. Inventory is carried at the lower of cost or market, cost being determined generally under the first-in, first-out (FIFO) method of accounting, or where possible, by specific identification.

     Income Taxes - Income taxes are provided for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities.

     Revenue Recognition - The Company recognizes gas plant revenues and oil and gas sales upon delivery to the purchaser. Revenues from oil field services are recognized as the services are performed. Oil field supply and equipment sales are recognized when the goods are shipped to the customer.

     Net Loss Per Common Share - Net loss per common share is computed by dividing the net loss applicable to common stockholders (which includes preferred dividends declared and in arrears) by the weighted average number of common shares outstanding during the year. All common stock equivalents have been excluded from the computations because their effect would be anti-dilutive.

     In connection with the 1995 conversion of preferred stock to common stock discussed in Note 6, the Company experienced a significant change in its capital structure. The pro forma effect of these changes, as if the conversions occurred on January 1, 1994, would have resulted in a reduction in the 1994 loss applicable to common stockholders from ($2.32) per share to ($.35) per share. The pro forma loss per share calculation gives effect to 4,256,000 common shares which were issued in the conversion and the elimination of 1994 dividends related to the converted preferred shares of $955,000. However, the pro forma information does not give effect to the inducement discussed in the following paragraph.


     Reclassifications - Certain reclassifications have been made to the 1993 financial statements to conform to the presentation in 1994. The reclassifications had no effect on the 1993 net loss.

2.   ACQUISITIONS:

     Skaer Enterprises, Inc. ("SEI") - On August 23, 1993, Pease acquired all of the outstanding common stock of SEI, its related oil and gas businesses and certain oil and gas properties in the Denver-Julesburg Basin of northeastern Colorado (collectively "Skaer"). The purchase price was $12,200,000, including various costs associated with the acquisition of $300,000. This acquisition was financed primarily from the proceeds of a public offering in which 900,000 shares of the Company's Series A Cumulative Convertible Preferred Stock were sold, resulting in net proceeds of approximately $7,965,000. The balance was financed through the issuance of 150,000 shares of Series A Cumulative Convertible Preferred Stock with an agreed upon value of $1,500,000, the issuance of 117,647 shares of restricted common stock with an agreed upon value of $400,000, and a bank loan of $2,400,000.

     Grand Junction Well Service ("GJWS") - In June 1993, the Company acquired GJWS from the Company's president and CEO. The transaction was consummated by merging GJWS into a newly-formed subsidiary corporation, Rocky Mountain Well Services, Inc. In connection with this acquisition, the Company issued 46,667 shares of its common stock and a 6% convertible promissory note for $175,000, resulting in a total value of $350,000, the estimated fair market value of GJWS assets and business. The unpaid balance of the note is convertible into common stock at $5.00 per share. As a result of the acquisition, an obligation of the Company to GJWS totaling approxi-mately $157,000 was eliminated. For financial reporting purposes, this acquisition was recorded based upon GJWS's historical cost basis resulting in approximately $12,000 being recorded as the value of the common stock issued.

     Restructuring - In November 1993, the operating company acquired in the Skaer acquisition, ATSCO, Inc., changed its name to Pease Operating Company, Inc. All Skaer producing oil and gas properties were merged into Pease Operating Company on January 1, 1994. Two wholly-owned subsidiaries, Pease Oil Field Services, Inc. and Pease Oil Field Supply, Inc. were formed to operate the oil field service and supply businesses. Rocky Mountain Well Services, Inc. was merged into Pease Oil Field Services, Inc., on January 1, 1994. The Company continues to operate its natural gas refrigeration processing plant through Loveland Gas Processing Co., Ltd.
     In May 1995, the Company commenced actions to further restructure the Company as discussed in Note 9.

     Pro Forma Revenues and Net Loss - The following table summarizes on an unaudited pro forma basis, the historical combined results of the Company, as if the public offering of preferred stock and the purchase of Skaer and GJWS's interest had taken place at the beginning of the year ended December 31, 1993:

               Net revenues                                 $ 9,235,000
                                                             ==========
               Net loss                                     $  (771,000)
                                                             ==========
               Net loss applicable to common stockholders   $(1,941,000)
                                                             ==========
               Net loss per common share                    $     (2.06)
                                                             ==========

     The above pro forma results are not necessarily indicative of the actual results had the acquisitions occurred at the beginning of the year, nor of future operating results.


3.   LONG-TERM DEBT:

     Long-term debt at December 31, 1994 consists of the following:

     Unaffiliated Parties:

     Note payable to a bank, which was restructured in March 1995 as described below.  Interest was computed at the bank's prime rate plus 1% (9.5% at December 31, 1994).  Collateralized by substantially all of the Company's oil and gas properties and the gas plant. The note prohibits the payment of dividends to common stockholders, has other financial covenants and limits the total borrowings to a borrowing base,
     as defined in the agreement.                                     $2,588,958

     Convertible 10% debentures due May 1995.  The debentures are
     unsecured and are convertible into 14,800 shares of common stock     92,500

     Other installment notes.  Interest at 6.9% to 9.75%, monthly principal and interest payments of approximately $3,414 through June 1999.  All
     the notes are collateralized by vehicles.                           118,066

     Contract payable, $4,444 credited monthly against gas purchases, due
     July 1997, collateralized by certificate of deposit.                120,000

     Note payable to a bank, 10%, monthly payments of $1,204 including interest, due February 1998, collateralized by service equipment,
     personally guaranteed by the Company's president and CEO.            37,052
                                                                       ---------
          Total unaffiliated parties                                   2,956,576
                                                                       ---------

     Related Parties:

     Note payable to the Company's president and CEO for the purchase of
     GJWS. Annual principal payments of $65,000 plus interest at 6% through April 1996. The note is convertible into common stock at
     $5.00 per share and is collateralized by equipment.                130,000

     Unsecured notes payable to the Company's president and CEO and various entities controlled by him.  Interest at 8% to 10% with
     principal and interest due January 1, 1997.                        176,717

     Accrued interest                                                    17,233
                                                                        -------
          Total related parties                                         323,950
                                                                        -------
     Total long-term debt                                             3,280,526

     Less current maturities                                         (1,027,000)
                                                                     ----------
          Total long-term debt, less current maturities             $ 2,253,526
                                                                     ==========

     In March 1995, the credit agreement related to the $2,588,958 note payable described above was restructured. Previously, the Company was making monthly principal payments of $88,090 plus interest. Under the revised agreement, the monthly principal payments are as follows:


     Period                                                               Amount


     March 1995 through August 1995                              $    44,045
     September 1995                                              $    88,090
     October 1995 through September 1996
       (as adjusted below)                                       $    81,905
     October 1996 to September 1997                              $    69,167


     After September 1995 through maturity in September 1997 the Company is required to pay the greater of the amount indicated above, or 40% of net oil and gas revenues from properties acquired in the Skaer acquisition plus $60,000 per month.

     The bank also agreed to waive covenant violations related to the previous agreement and to modify certain covenants to provide for less restrictive provisions. Additionally, the interest rate was revised to prime plus 3% beginning in April 1995.

     After giving effect to the restructuring of the debt agreement described above (excluding possible additional contingent payments based on net oil and gas revenues from the Skaer acquisition), the aggregate maturities of long-term debt are as follows:



          Year Ending         Related
          December 31,        Parties                Others              Total


          1995                $ 65,000       $  962,000               $1,027,000
          1996                  65,000        1,056,778                1,121,778
          1997                 193,950          916,701                1,110,651
          1998                    -              15,419                   15,419
          1999                    -               5,678                    5,678
                               -------        ---------                ---------
                              $323,950       $2,956,576               $3,280,526
                               =======        =========                =========


4.   INCOME TAXES:

     Deferred tax assets (liabilities) as of December 31, 1994 are comprised of the following:


     Long-term Assets:
          Net operating loss carryforwards                       $ 2,750,000
          Tax credit carryforwards                                   151,000
          Percentage depletion carryforwards                          58,000
          Other                                                       27,000
                                                                  ----------
               Total                                               2,986,000
          Less valuation allowance                                  (928,000)
                                                                  ----------
                                                                   2,058,000
     Long-term liability for property and equipment               (2,458,000)
                                                                  ----------
               Net long-term liability                           $  (400,000)
                                                                  ==========

     The Company has provided a valuation allowance for the net operating loss and credit carryforwards based upon the various expiration dates and the limitations which exist under IRS Sections 382 and 384.

     At December 31, 1994, the Company has net operating loss carryforwards for income tax purposes of approximately $7,400,000, which expire in 1995 through 2009. Approximately $3,600,000 of these net operating losses are subject to limitations under IRS Sections 382 and 384. These losses may only offset future taxable income to the extent of approximately
     $350,000 per year and generally may not offset any gain on the sale of assets acquired in the acquisition of SEI. Additionally, the Company has tax credit carryforwards at December 31, 1994 of approximately $151,000 and percentage depletion carryforwards of approximately $160,000.


     Income tax benefits at approximately the Federal tax rate of 34% have been recorded in 1994. For fiscal 1993, no tax benefits were taken as the Skaer acquisition was not fully completed and integrated into the Company until 1994 and the Company determined not to record a tax benefit by reducing the deferred liability which was recorded as a result of this acquisition.


5.   COMMITMENTS:

     Gas Contracts - The Company operates a natural gas processing plant (the "Gas Plant"). The Gas Plant has a contract with a major utility which calls for the major utility to purchase a minimum of 2.92 billion cubic feet ("BCF") and a maximum of 3.65 BCF of natural gas annually. The price paid by the major utility is on an MMBTU basis at a premium above the Colorado Interstate Gas Company's Northern Pipeline "spot" price. The contract expires on June 30, 1996.

     The Company also has contracts with independent producers that require purchases of gas quantities at a fixed margin per MMBTU for any difference between plant sales and the contract volumes with the utility. This contract also expires in June 1996, and is subject to standard industry cancellation provisions. The revenue and corresponding costs incurred pursuant to this contract have been reflected as Gas Marketing and Trading in the consolidated statements of operations.

     Leases - The Company leases its office facilities under noncancellable operating leases. The total minimum commitments under these leases are as follows:


                 Year Ending
                 December 31,


                    1995                                     $   79,884
                    1996                                         73,284
                    1997                                         14,983
                                                               --------
                              Total                          $  168,151
                                                               ========

     Total rent expense for the years ended December 31, 1994 and 1993 was $62,423 and $25,492, respectively.

     Employment Agreements - During 1994, the Board of Directors approved employment agreements with the Company's executive officers. The agreements may be terminated by the officers upon 90 days notice or by the Company without cause upon 30 days notice. In the event of a termination by the Company without cause, the Company would be required to pay the officers their respective salaries for one to three years. If the termination occurs following a change in control, the Company would be required to make lump sum payments equivalent to two to three years salary for each of the officers.

     Profit Sharing Plan - The Company has established a 401(k) profit sharing plan that covers all employees with one month of service who elect to participate in the Plan. The Plan provides that the employees may elect to contribute a portion of their salary to the Plan. All of the Company's contributions are discretionary and amounted to $9,648 and $3,410 for the years ended December 31, 1994 and 1993, respectively.


6.   STOCKHOLDERS' EQUITY:

     Authorized Shares - In December 1994, the Company's common shareholders approved an increase in the number of authorized shares of $0.10 par value common stock from 10 million to 25 million.

     Stock Split - In June 1993, the par value per share of the Company's common stock was changed from $0.05 to $0.10 in connection with the adoption by its stockholders of a Plan of Recapitalization resulting in a 1 for 5 share reverse stock split. All shares and per share amounts included in the financial statements have been retroactively restated for this stock split.

     Preferred Stock - The Company has the authority to issue up to 2,000,000 shares of Preferred Stock, which may be issued in such series and with such preferences as determined by the Board of Directors. During 1993, the Company issued 1,170,000 shares of Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"), resulting in
     830,000 authorized but unissued shares.

     The Preferred Stock has a liquidation preference of $10 per share and each share is convertible into 2.625 shares of common stock and warrants to purchase 2.625 common shares. Each warrant currently entitles the holders to purchase one share of common stock at $5.00 per share through 1996, and at $6.00 per share through August 13, 1998, when the warrants expire. The Preferred Stock will automatically convert into common stock if the reported sale of Preferred Stock equals or exceeds $13.00 per share for ten consecutive days. The Company may redeem the Preferred Stock at $10.00 per share at any time after August 13, 1995. The preferred stockholders have no voting rights; however, the Company is prohibited from entering into certain transactions without an affirmative vote of the preferred stockholders. Each share of Preferred Stock is entitled to receive, when, as and if declared by the Company, dividends at 10% per annum. Unpaid dividends will accrue and be cumulative.

     At December 31, 1994, there were 1,157,780 shares of Preferred Stock issued and outstanding. The Board of Directors elected to forego the declaration of the regular quarterly dividend for the fourth quarter of 1994, resulting in preferred dividends in arrears of $.25 per share for an aggregate of $289,742.

     During 1995, the Company completed a tender offer to its preferred stockholders whereby the holders of the Preferred Stock were given the opportunity to convert each share of Preferred Stock and all accrued and undeclared dividends (including the full dividend for the quarters ended December 31, 1994 and March 31, 1995) into 4.5 shares of the Company's common stock. As a result of this tender offer, 933,492 shares of the preferred stock converted into 4,200,716 shares of the Company's common stock. Additionally, prior to the tender offer, holders of 21,000 shares of Preferred Stock elected to convert their shares into 55,126 shares of common stock. As of March 31, 1995, 203,288 shares of Preferred Stock remain outstanding.

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

     Private Placements - On September 30, 1994, the Company completed a private placement of a total of $1,454,750 (including a total of $231,250 purchased by officers, directors, and affiliates) of 12% Convertible Unsecured Promissory Notes (the "Notes") from which the Company realized net proceeds of approximately $1,307,403. Effective September 30, 1994, the Notes were automatically converted into 909,219 shares of the Company's Common Stock, with a fair value of $1.60 per share. In October 1994, the Company completed a private placement of 289,125 shares of Common Stock at a price of $1.60 per share resulting in gross proceeds of $462,600.

     Conversion of Related Party Notes Payable - In September 1994, $150,000 of uncollateralized 8% notes payable to related entities controlled by the Company's President and CEO were converted into 93,750 shares of the Company's common stock, with a fair value of $1.60 per share.

     Stock Option and Stock Appreciation Right Plans - The Company is authorized to grant options to purchase up to 550,000 shares of the Company's common stock under its existing stock plans. The exercise price of each option granted must equal or exceed the fair market value of the Company's common stock on the date the options are granted. The options expire five years from the date of grant and to date no options have been exercised.



                                                       Exercise
                                          Options      Price        Expiration



          Balance, January 1, 1992       59,000        $5.31-$7.91    1995-96
               Granted                   39,000        $3.44-$3.78    1997
                                        -------
          Balance, December 31, 1992     98,000        $3.44-$7.94
               Granted                  244,000        $2.94-$3.23    1998
                                        -------
          Balance, December 31, 1993    342,000
               Granted                   40,000        $2.25-$3.25    1999
               Expired                  (50,000)       $2.94-$3.44
                                        -------
          Balance, December 31, 1994    332,000
                                        =======

                                              F-18
Page>

     Warrants - In connection with the 1994 private placements, the Company issued warrants to purchase 83,188 shares of the Company's Common Stock at an exercise price of $1.92 per share to brokers who sold the Notes and shares in the private placements. Subject to certain conditions, the warrants will be redeemable at the option of the Company for $.25 per warrant at any time after August 13, 1995. The Company agreed to use its best efforts to file a Registration Statement with the United States Securities and Exchange Commission to register for resale the shares issued in this offering.

     In connection with the Company's 1993 Preferred Stock offering, the Company issued warrants to the underwriter to purchase 90,000 shares of preferred stock at $12.00 per share. If not previously exercised, these warrants will expire in August 1998.

     Non-Qualified Stock Options - During June 1994, the Company granted non-qualified stock options to a director to purchase 15,000 shares of the Company's common stock at $2.25 per share. In November 1994, the Company granted non-qualified stock options to a former director to purchase
     50,000 shares of common stock at approximately $3.25 per share. If not previously exercised, these options expire five years from the date of grant. During 1994, the Company also granted options to two companies that are providing management and financial public relations services to purchase 200,000 shares of the Company's common stock at $2.44 per share. If not previously exercised, these options will expire in August 1997.


7.   CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS:

     Substantially all of the Company's accounts receivable at December 31, 1994 result from crude oil and natural gas sales and/or joint interest billings to companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, since these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings, and credit ratings. Receivables are generally not collateralized. Historical credit losses incurred on trade receivables by the Company have been insignificant.

     At December 31, 1994, the Company had a receivable from a major public utility for $735,000, which was collected in January 1995. For the years ended December 31, 1994 and 1993, the Company had natural gas sales to this customer which accounted for 53% and 42% of total revenues, respectively.


8.   FOURTH QUARTER ADJUSTMENTS:

     Based on the Company's year-end reserve evaluation, the Company recognized a provision for impairment and abandonment of producing oil and gas properties of approximately $1,150,000 during the fourth quarter of 1994, including $900,000 for the early adaption of SFAS No. 121 (see Note 1).


9.   SUPPLEMENTAL OIL AND GAS DISCLOSURES:

     Costs Incurred in Oil and Gas Producing Activities - The following is a summary of costs incurred in oil and gas producing activities for the years ended December 31, 1994 and 1993:


                                                  1994                    1993


          Property acquisition costs         $    2,000               $5,740,000
          Development costs                   1,923,000                  116,000
          Exploration costs                     213,000                    -
                                              ---------                ---------
               Total                         $2,138,000               $5,856,000
                                              =========                =========

     Results of Operations from Oil and Gas Producing Activities - Results of operations from oil and gas producing activities (excluding natural gas marketing and trading, well administration fees, general and administrative expenses, and interest expense) for the years ended December 31, 1994 and 1993 are presented below.

                                                     1994                  1993

          Oil and gas sales:
               LGPCo                           $   484,000         $   169,000
               Unaffiliated entities             2,737,000             963,000
                                                 ---------           ---------
                    Total oil and gas sales      3,221,000           1,132,000
          Exploration and abandonment expenses    (316,000)               -
          Production costs                      (2,190,000)           (766,000)
          Depletion, depreciation and impairment(1,818,000)           (300,000)
          Imputed income tax benefit (provision)   408,000             (24,000)
                                                ----------          ----------
          Results of operations from oil and gas
             producing activities              $  (695,000)        $    42,000
                                                ==========          ==========

     Oil and Gas Reserve Quantities (Unaudited) - Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. The reserve data is based on studies prepared by the Company's independent petroleum engineers. Reserve estimates require substantial judgment on the part of petroleum engineers resulting in imprecise determinations, particularly with respect to new discoveries. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available. A portion of the Company's proved developed reserves are currently non-producing as certain wells require workovers or construction of a gathering system to an existing gas pipeline. All proved reserves of oil and gas are located in the United States. The following tables present estimates of the Company's net proved oil and gas reserves, and changes therein for the years indicated.

     Changes in Net Quantities of Proved Reserves (Unaudited)


                                             1994               1993
                                    -----------------     ------------------
                                     Oil       Gas         Oil        Gas
                                    (Bbls)     (Mcf)      (Bbls)     (Mcf)


Proved reserves, beginning of year 1,045,000  5,854,000    825,000 2,652,000
   Purchase of minerals in place        -        -       1,414,000 5,336,000
   Extensions, discoveries, and
      other additions                401,000  1,987,000     -         -
   Revisions of previous estimates    61,000 (1,574,000)(1,139,000)(1,944,000)
   Production                       (155,000)  (543,000)   (55,000)  (190,000)
                                   --------   ---------  --------- ---------
Proved reserves, end of year       1,352,000  5,724,000  1,045,000 5,854,000
                                   =========  =========  ========= ==========
Proved developed reserves,
      end of year                  1,021,000  3,658,000    794,000 4,206,000
                                   =========  =========  ========= =========

     Standardized Measure of Discounted Future Net Cash Flows (Unaudited) - Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

     Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits.
     The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

     The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations for actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

     The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves as of December 31, 1994 and 1993 based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69.


                                                  1994                  1993


          Future cash inflows                $32,422,000              $24,836,000
          Future production costs            (14,085,000)             (11,563,000)
          Future development costs            (4,321,000)              (2,608,000)
          Future income tax expense           (3,363,000)              (2,156,000)
                                              ----------               ----------
               Future net cash flows          10,653,000                8,509,000
          10% annual discount for estimated
            timing of cash flow               (4,153,000)              (3,215,000)
                                               ----------               ----------
          Standardized Measure of Discounted
            Future Net cash flows            $ 6,500,000              $ 5,294,000
                                              ==========               ==========


     Changes in Standardized Measure (Unaudited) - The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1994 and 1993:



                                                         1994           1993

          Standardized measure, beginning of year     $ 5,294,000   $ 4,658,000
          Sale of oil and gas produced, net of
            production costs                           (1,031,000)    (422,000)
          Acquisition of reserves in place                  -        5,257,000
          Net changes in prices and production costs    1,871,000   (4,082,000)
          Net changes in estimated development costs   (1,257,000)    (181,000)
          Revisions of previous quantity estimates       (171,000)    (383,000)
          Discoveries, extensions, and other additions  2,018,000          -
          Accretion of discount                           529,000      466,000
          Changes in income taxes, net                   (753,000)     (19,000)
                                                       ----------      ---------
          Standardized Measure, end of year           $ 6,500,000    $ 5,294,000
                                                       ==========     ==========

     Gas Plant (Unaudited) - The Company processes most of the natural gas from its properties in a gas plant owned by the Company. Since the revenues from the Company's properties are subject to agreements with royalty owners and, in some cases, other working interest owners, gas processing agreements have been entered into to set forth the contractual arrangements for processing charges. Generally, the Company's processing fee consists of ownership of the natural gas liquids and a portion of the residue gas that result from processing. The Standardized Measure of Discounted Future Net Cash Flows shown above excludes the Company's share of the natural gas liquids and residue gas related to the Company's gas processing activities, as well as marketing and trading activities.

     The Company's independent engineer has prepared the following estimates for the reserves related to these activities as of December 31, 1994. The future net revenues are discounted at 10% but have not been reduced for any income taxes.

                                        Net Quantities
                                   -------------------------
                                   Natural Gas    Liquids             Future Net
                                      (Mcf)       (Bbls)              Revenues


     Gas plant processing          2,261,000      371,000             $1,073,000
     Third party trading           3,841,000         -                   654,000
                                   ---------      -------             ---------
        Total                      6,102,000      371,000             $1,727,000
                                   =========      =======              =========

                                           SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "1934 Act"), the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PEASE OIL AND GAS COMPANY


Date: October 19, 1995                       by /s/ Willard H. Pease, Jr.
                                                -------------------------------
                                               Willard H. Pease, Jr., President
                                                   and Chief Executive Officer

Date: October 19, 1995                       by /s/ Patrick J. Duncan
                                                -------------------------------
                                               Patrick J. Duncan,
                                                   Chief Financial Officer