Form 10QSB
period 1995-09-30
PEASE OIL & GAS CO /CO/
filed 1995-11-14
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-QSB

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                        or
{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED SEPTEMBER 30, 1995

              Commission File Number 0-6580

              PEASE OIL AND GAS COMPANY
(Name of small business issuer as specified in its charter)


         Nevada                             87-0285520
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)        Identification Number)

    751 Horizon Court, Suite 203
     Grand Junction, Colorado                    81506
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {x} No{ }

As of November 1, 1995 the issuer had 7,081,337 shares of its $0.10 par value Common Stock and 202,688 shares of its $0.01 par value Series A Cumulative Convertible Preferred Stock issued and outstanding. As of November 1, 1995 the aggregate market value of the common stock held by non-affiliates was $3,656,278. This calculation is based upon the closing sale price of $0.562 per share on November 1, 1995.

                   TABLE OF CONTENTS


                                                                PAGE  NUMBER


PART I - Financial Information

    Item 1. Financial Statements

       Consolidated Balance Sheets                                   {3-4}
         September 30, 1995 (unaudited)
         and December 31, 1994

       Consolidated Statements of Operations                         {5-6}
         For the Three Months

         Ended September 30, 1995
         (unaudited) and 1994 (unaudited)

       Consolidated Statements of Operations                         {7-8}
         For the Nine Months Ended September 30, 1995
         (unaudited) and 1994 (unaudited)

       Consolidated Statements of Cash Flows                          {9}
         For the Nine Months Ended September 30, 1995
         (unaudited) and 1994 (unaudited)

       Notes to Consolidated Financial Statements                    {10-14}

    Item 2. Management's Discussion and Analysis of
              Financial Condition and
              Results of Operations                                  {15-31}

Part II - Other Information                                          {32-33}

Part III - Signatures                                                 {34}
PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
                                      September 30,   December 31,
                                         1995            1994
                                      ----------      ----------
                                      (unaudited)
CURRENT ASSETS:

 Cash and equivalents           $       543,675     $     532,916
 Trade receivable                     1,020,529         1,623,777
 Inventory                              611,241           754,113
 Prepaid expenses and othe               89,812            91,845
                                      ----------        ----------
   Total current assets               2,265,257         3,002,651
                                      ----------        ----------

OIL AND GAS PROPERTIES, at cost (successful efforts method):
 Undeveloped propertie                  476,213           511,475
 Developed properties                 9,036,206         9,298,873
                                      ----------        ----------
   Total oil and gas properties       9,512,419         9,810,348
 Less accumulated depreciation,
  depletion and impairment           (3,413,764)       (3,201,901)
                                      ----------        ----------
   Net oil and gas properties         6,098,655         6,608,447
                                      ----------        ----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Gas plant                            4,092,726         3,920,965
 Service equipment and rolling-stock    852,151         1,651,063
 Land, buildings and office equipmen    526,925           632,932
                                      ----------        ----------
   Total property, plant and equip    5,471,802         6,204,960
 Less accumulated depreciation         (934,011)         (878,874)
                                      ----------        ----------
   Net property, plant and equipment  4,537,791         5,326,086
                                      ----------        ----------

ASSETS HELD FOR SALE                     93,659             -
                                      ----------        ----------

OTHER ASSETS:
 Non-compete agreements, net            372,501           444,501
 Other                                  323,343           456,891
                                      ----------        ----------
  Total other assets                    695,844           901,392
                                      ----------        ----------
TOTAL ASSETS                      $   13,691,206     $  15,838,576
                                      ==========        ==========


PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (continued)

                                     September 30,       December 31,
                                         1995                1994
                                     -----------         ----------
                                     (unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt:
 Related parties                 $      65,000       $      65,000
 Other                               1,153,819             962,000
Accounts payable, trade:
 Natural gas purchases                 418,160           1,010,400
 Other                                 658,808             691,748
Accrued production taxes               313,038             313,838
Other accrued expenses                 215,063             389,082
                                     ----------          ----------
   Total current liabilities         2,823,888           3,432,068
                                     ----------          ----------
LONG-TERM LIABILITIES:
 Long-term debt, less current maturities:
  Related parties                      241,717             241,717
  Other                              1,139,112           1,994,577
  Accrued production taxes and othe    323,052             415,877
                                     ----------          ----------
   Total long-term liabilities       1,703,881           2,652,171
                                     ----------          ----------
DEFERRED INCOME TAXES                   77,000             400,000
                                     ----------          ----------
STOCKHOLDERS' EQUITY:
 Preferred Stock, par value $ .01 per
  share, 2,000,000 shares authorized,
  202,688 and 1,157,780 shares of Series
  A Cumulative Convertible Preferred Stock
  issued and outstanding, respectively
  (liquidation preference of $2,229,568
  at September 31, 1995)
 Common Stock, par value $.10 per share,  2,027              11,578
  25,000,000 shares authorized 7,081,337
  and 2,286,028 shares issued,
  respectively                          708,134             228,603


 Additional paid-in capital          16,508,132          16,744,348
 Accumulated deficit                 (8,131,856)         (7,497,604)
 Less treasury stock, 0 and 28,715
 shares, respectively, at cost            -                (132,588)

                                     ----------          ----------
   Total stockholders' equity         9,086,437           9,354,337
                                     ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                          $  13,691,206       $  15,838,576
                                     ==========          ==========

PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                              For The Three Months
                                               Ended September 30,
                                          --------------------------
                                             1995             1994
                                          ---------       ----------
REVENUE:
 Gas plant:
  Marketing and trading               $     464,954       $  826,029
  Processing                                351,369          192,089
                                          ----------        ---------
   Total gas plant                          816,323        1,018,118
 Oil and gas sales                          514,043          906,537
 Oil field services                          85,099          241,278
 Oil field supply and equipment             135,492          203,954
 Well administration and other income        23,470           32,672
                                          ----------       ----------
   Total revenue                          1,574,427        2,402,559
OPERATING COSTS AND EXPENSES:
 Gas plant:
  Marketing and trading                     394,918          742,032
  Processing                                334,569          110,986
                                          ----------       ----------
   Total gas plant                          729,487          853,018
 Oil and gas production                     341,767          605,536
 Oil field services                         100,705          248,782
 Oil field supply and equipment             306,351          159,974
 General and administrative                 270,344          339,449
 Depreciation, depletion and
  amortization                              276,674          245,619
 Plugging and abandonment of oil and gas
  properties                                   -               8,158
                                          ----------       ----------

   Total operating costs and expenses     2,025,328        2,460,536
                                          ----------       ----------
LOSS FROM OPERATIONS                       (450,901)         (57,977)
OTHER INCOME (EXPENSES):
 Interest expense                           (77,058)         (93,808)
 Restructuring charges                      (33,573)            -
 Gain on sale of assets                      34,227             -
                                          ----------       ----------
   Total other expenses, net                (76,404)         (93,808)
                                          ----------       ----------

LOSS BEFORE INCOME TAXES                   (527,305)        (151,785)
 INCOME TAXES
  Federal income taxes                      (20,912)            -
  Deferred income tax benefit               181,900          148,000
                                          ----------       ----------
   Total income taxes                       160,988          148,000
                                          ----------       ----------
NET LOSS                                $  (366,317)      $   (3,785)
                                          ==========       ==========

PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(continued)
                                              For The Three Months
                                               Ended September 30,
                                          ---------------------------
                                             1995             1994
                                          ----------       ----------
NET LOSS                              $    (366,317)      $   (3,785)
PREFERRED STOCK DIVIDENDS:
 Declared                                      -            (289,445)
 In arrears                                 (50,672)            -
                                          ----------       ----------
   Total preferred stock dividends          (50,672)        (289,445)
                                          ----------       ----------
NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS                         $    (416,989)      $ (293,230)
                                          ==========       ==========
NET LOSS PER COMMON SHARE             $       (0.06)      $    (0.30)
                                          ==========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                             7,018,100          976,700
                                          ==========       ==========

PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
                                              For The Nine Months
                                               Ended September 30,
                                          --------------------------
                                             1995             1994
                                          ----------       ---------
REVENUE:
 Gas plant:
  Marketing and trading               $   2,510,474     $  4,282,328
  Processing                                918,571          597,258
                                          ----------       ----------
   Total gas plant                        3,429,045        4,879,586
 Oil and gas sales                        1,991,078        2,393,098
 Oil field services                         676,080          855,611
 Oil field supply and equipment             468,075          563,454
 Well administration and other income        71,196           80,705
                                          ----------       ----------
   Total revenue                          6,635,474        8,772,454
                                          ----------       ----------
OPERATING COSTS AND EXPENSES:
 Gas plant:
  Marketing and trading                   2,196,488        3,904,941
 Processing                                 793,064          423,485
                                          ----------       ----------
   Total gas plant                        2,989,552        4,328,426
 Oil and gas production                   1,242,359        1,640,402
 Oil field services                         665,670          829,911
 Oil field supply and equipment             579,896          524,798
 General and administrative                 851,112        1,155,379
 Depreciation, depletion and
  amortization                              971,880          919,734
 Plugging and abandonment of oil and gas
  properties                                  5,291           95,196
                                          ----------       ----------
   Total operating costs and expenses     7,305,760        9,493,846
                                          ----------       ----------
LOSS FROM OPERATIONS                       (670,286)        (721,392)
OTHER INCOME (EXPENSES):
 Interest expense                          (238,443)        (227,647)
 Restructuring charges                     (113,292)            -
 Gain on sale of assets                      85,681            8,700
                                          ----------       ----------
   Total other expenses, net               (266,054)        (218,947)
                                          ----------       ----------
LOSS BEFORE INCOME TAXES                   (936,340)        (940,339)
INCOME TAXES
 Federal income taxes                       (20,912)            -
 Deferred income tax benefit                323,000          260,500
                                          ----------       ----------

   Total income taxes                       302,088          260,500
                                          ----------       ----------
NET LOSS                              $    (634,252)      $ (679,839)
                                          ==========       ==========

PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(continued)
                                               For The Nine Months
                                               Ended September 30,
                                          ------------------------------
                                             1995                1994
                                          ----------          ----------
NET LOSS                              $    (634,252)      $    (679,839)
PREFERRED STOCK DIVIDENDS:
 Declared                                      -               (868,390)
 In arrears                                (152,016)               -
                                          ----------          ----------
   Total preferred stock dividends         (152,016)           (868,390)
                                          ----------          ----------
 Loss before non-cash inducement           (786,268)         (1,548,229)
 Non-cash inducement in tender offer
  (Notes 3 and 4)                        (1,640,906)               -
                                          ----------          ----------
NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS                         $  (2,427,174)     $   (1,548,229)
                                          ==========          ==========
NET LOSS PER COMMON SHARE
 Before non-cash inducement           $       (0.14)     $       (1.60)
 Non-cash inducement (Notes 3 and 4)          (0.28)               -
                                          ----------          ----------
                                      $       (0.42)     $        (1.60)
                                          ==========          ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                             5,819,700            969,200
                                          ==========          ==========

PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                For The Nine Months
                                                Ended September 30,
                                          ------------------------------
                                              1995               1994
                                          ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                             $    (634,252)      $    (679,839)
 Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
    Provision for depreciation
      and depletion                         899,880             829,289
    Amortization of intangible assets        86,429              90,445
    Provision for bad debts                  15,078              55,353
    Deferred income taxes                  (323,000)           (260,500)
    Gain on sale of property and equipment
      before selling expenses              (183,930)             (8,700)
    Issuance of stock for services           86,242                -
    Other                                      -                 54,626
 Changes in operating assets
  and liabilities:
 (Increase) decrease in:
   Trade receivables                        847,243             328,872
   Inventory                                217,872              31,201
   Prepaid expenses and other assets         11,652             (41,406)
 Increase (decrease) in:
   Accounts payable                        (625,180)           (356,633)
   Accrued expenses                        (267,646)            351,683
                                          ----------          ----------
   Net cash provided by
   operating activities                     130,388             394,391
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property
  and equipment                            (313,374)         (1,979,612)
 Proceeds from sale of property
 and equipment                              627,693              56,600
 Investments in Certificate of Deposit         -               (160,000)
 Proceeds from redemption of certificate
  of deposit                                 34,500               -
                                          ----------          ----------
   Net cash provided by (used in)
   investing activities                     348,819          (2,083,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                  -              1,400,000
 Repayment of long-term debt               (688,636)           (726,035)
 Net proceeds from issuance of
 Common Stock                               220,188           1,307,407
 Preferred stock dividends paid                -               (868,390)
                                          ----------          ----------
   Net cash (used in) provided by
   financing activities                    (468,448)          1,112,982
                                          ----------          ----------
INCREASE (DECREASE) IN CASH
 AND EQUIVALENTS                             10,759            (575,639)
CASH AND EQUIVALENTS, beginning of period   532,916           1,423,609
                                          ----------          ----------
CASH AND EQUIVALENTS, end of period   $     543,675       $     847,970
                                          ==========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for interest              $     211,936       $     120,478
                                          ==========          ==========
  Cash paid for income taxes          $      20,912       $        -
                                          ==========          ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:

Acquisition of oil and gas
 properties for stock                 $      59,922       $        -
                                          ==========          ==========
Long-term debt incurred
 for purchase of vehicles             $      24,992       $     156,667
                                          ==========          ==========
Issuance of stock for services        $      86,242       $         -
                                          ==========          ==========
Cancellation of accounts receivable in
 exchange for 2,474 shares of common
 stock with a related party           $        -          $       9,988
                                          ==========          ==========
Offset of accounts receivable against
 related parties notes and accrued
 interest payable                     $        -          $      25,761
                                          ==========          ==========
Offset of accrued expenses against stock
 subscription receivable              $        -          $      16,853
                                          ==========          ==========
Conversion of related party notes payable
 to 93,750 shares of common stock     $        -          $     150,000
                                          ==========          ==========
Cancellation of stock subscription
 receivable for return of underlying
 14,000 common shares with an officer of
 the Company                          $        -          $      70,000
                                          ==========          ==========
Purchase of the 5% outside interest in the
 gas plant for future deliveries of natural
 gas                                  $        -          $     160,000
                                          ==========          ==========

1.  Unaudited Consolidated Financial Statements:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1995 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in Form 10-KSB, as amended, for the year ended December 31, 1994. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-KSB.

2.  Long-term Debt:

Long-term debt consists of the following:

Unaffiliated Parties:
                                              September 30,       December 31,
                                                  1995                1994
                                              -----------         -----------
                                             (unaudited)

Note payable to a bank, which was
restructured in March 1995 as
described below.  Prior to April 1995,
interest was computed at the bank's
prime rate plus 1% (9.5% at December
31, 1994).  As a result of the
restructuring the interest rate
was changed to prime plus 3%.
Collateralized by substantially
all of the Company's oil and gas
properties and the gas plant.
The note prohibits the payment
of dividends to common stockholders,
has other financial covenants and          $ 2,008,517              $ 2,588,958
limits the total borrowing to a
borrowing base, as defined in
the agreement.

Convertible 12% debentures due May 1996.
The debentures are unsecured and are
convertible into the Company's shares           70,000                   92,500
of common stock at $0.83 per share.

Other installment notes.  Interest at
6.9% to 10.5%, monthly principal and
interest payments of approximately             103,932                  118,066
$5,434 through June 1999.  All the
notes are collateralized by rolling-stock.

Contract payable, $4,444 credited monthly
against gas purchases through July 1997,        80,000                  120,000
collateralized by certificate of deposit.

Note payable to a bank.  Interest at 10%,
monthly payments of $1,204 including
interest, due February 1998.  This note
was paid in full in October 1995 when
the service equipment collateralizing
the note was sold.                              30,482                   37,053
                                             ----------             ----------

   Total unaffiliated parties              $ 2,292,931              $ 2,956,577

Related Parties:
Note payable to the Company's president
for the purchase of GJWS.  Annual
principal payments of $65,000 plus
interest at 6% through October 1996.
The note is uncollateralized and
convertible into common stock at
$5.00 per share.                            $   130,000             $   130,000

Uncollateralized notes payable to the Company's
president and various entities controlled
by him.  Interest at 8% to 10% with
principal and interest due January 1, 1997.     176,717                 176,717
                                              ----------             ----------

   Total related parties                        306,717                 306,717
                                              ----------             ----------

   Total long-term debt                       2,599,648               3,263,294

   Less current maturities                   (1,218,819)             (1,027,000)
                                              ----------             ----------

   Total long-term debt,
   less current maturities                   $ 1,380,829            $ 2,236,294
                                              ===========           ===========

In March 1995, the credit agreement with its primary lender was restructured. Previously, the Company was making monthly principal payments of $88,090 plus interest. Under the revised agreement, the minimum monthly principal payments as of December
31, 1994 are as follows:


                      Period                        Amount
       -----------------------------------        ----------
       January 1995 through May 1995              $  88,090
       June 1995 through August 1995              $  44,045
       September 1995                             $  88,090
       October 1995 through September 1996        $  81,905
       October 1996 to September 1997             $  69,167

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

As of September 30, 1995, the Company was not in compliance with one of the amended financial covenants related to cash flow. However, the entire balance has not been classified as a current liability because the bank has not, and is not expected to, take any formal action to declare a default under the loan agreement. In addition, management believes the noncompliance with the cash flow covenant will be cured in the normal course of business.

After giving effect to the restructuring of the debt agreement described above, the aggregate maturities of long-term debt as of December 31, 1994 are as follows:

Year Ending             Related
 December               Parties             Others               Total
----------             ---------           ---------           ---------
  1995               $   65,000          $   962,000         $ 1,027,000
  1996                   65,000            1,056,778           1,121,778
  1997                  176,717              916,701           1,093,418
  1998                     0                  15,419              15,419
  1999                     0                   5,679               5,679
                       --------            ---------           ---------
                     $  306,717          $ 2,956,577         $ 3,263,294
                       ========            =========           =========

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

Tender Offer - During 1995, the Company completed a tender offer to its preferred stockholders whereby the holders of the Preferred Stock were given the opportunity to convert each share of Preferred Stock and all accrued and undeclared dividends (including the full dividend for the quarters ended December 31, 1994 and March 31, 1995) into 4.5 shares of the Company's common stock. As a result of this tender offer, 933,492 shares of the preferred stock converted into 4,200,716 shares of the Company's common stock. Additionally, prior to the tender offer, holders of 21,000 shares of Preferred Stock elected to convert their shares into 55,126 shares of common stock. As of September 30, 1995, 202,688 shares of Preferred Stock remain outstanding, resulting in preferred dividends in arrears of $1.00 per share for an aggregate amount of $202,688 (of which $152,016, or $.75 per share, is attributable to 1995).

In connection with the tender offer, for each share of preferred stock that was converted, warrants to purchase 2.625 shares of the Company's common stock were issued, resulting in the issuance of warrants for an aggregate of 2,450,000 shares. The exercise price of the warrants is $5.00 per share through 1996 and increases to $6.00 per share through August 13, 1998 when the warrants expire.

4.  Net Loss Per Common Share:

Net loss per common share is computed by dividing the net loss applicable to common stockholders (which includes preferred dividends either declared or in arrears during the period) by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from the computations because their effect would be antidilutive.

As discussed in Note 3, the Company completed a tender offer to the Company's preferred stockholders during the first quarter of 1995. In connection therewith, the Company offered the preferred holders 4.5 common shares for each preferred share owned. The 4.5 shares represented an increase from the original terms of the preferred stock which provided for 2.625 common shares for each preferred share tendered. Under a recently issued accounting pronouncement, the Company was required to reduce earnings available to common stockholders by the fair value of the additional shares which were issued to induce the preferred stockholders to convert their shares. Since the Company issued an additional 1,750,000 common shares in the tender offer compared to the shares that would have been issued under the original terms of the preferred stock, the Company was required to deduct the fair value of these additional shares of $1,640,000 from earnings available to common stockholders. This non-cash charge resulted in the reduction of earnings per share by $.28 for the Nine Months Ended September 30, 1995.

While this charge is intended to show the cost of the inducement to the owner of the Company's common shares immediately before the tender offer, management does not believe that it accurately reflects the impact of the tender offer on the Company's common stockholders. As disclosed to the preferred stockholders in connection with the tender offer, the book value per share of common stock increased from a negative amount to over $1.00 per share as a result of the tender offer. Therefore, management believes that, even though the current accounting rules require the $.28 charge per common share, there are other significant offsetting factors by which the common shareholders benefited from this conversion which are not reflected in the financial statements.

5.Restructuring:
In light of declining natural gas prices, declining rig counts, lackluster margins and the competitive environment inherent in the oil and gas industry, the Company has taken steps to reduce operating costs, increase efficiencies, reduce operating risks and generate additional working capital. During the second quarter of 1995, the Company announced a restructuring program that included substantially downsizing its service and supply businesses and closing its administrative office in Denver, Colorado. As a result of this restructuring 35 of the Company's 70 employees were terminated and service equipment and land with a net book value of approximately $625,000 was put up for sale. As of September 30, 1995 most of these assets had been sold at approximately their net book value. As of September 30, 1995, the Company has classified the remaining unsold amount of $93,659 as "Assets Held For Sale" in its balance sheet and consists primarily of land and buildings.

As of September 30, 1995, the Company has recognized $113,292 of costs incurred in connection with both the tender offer discussed in Notes 3 and 4, and the restructuring discussed above. The costs recognized in the restructuring consist primarily of severance pay, relocation costs, and a loss on the abondonment of the administrative office lease in Denver, Colorado.

6.Reclassifications:

Certain reclassifications have been made to the 1994 financial statements to conform to the presentation in 1995. The reclassifications had no effect on the 1994 net loss.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity
At September 30, 1995, the Company's cash balance was $543,675 with a working capital deficit of $558,631, compared to a cash balance of $532,916 and a working capital deficit of $429,417 at December 31, 1994. The change in the Company's cash balances is summarized as follows:

Cash balance at December 31, 1994              $ 532,916
Cash provided by operating activities            130,388
Capital expenditures                            (313,374)
Proceeds from the sale of property
  and equipment                                  627,693
Payments on Long-term debt                      (688,636)
Net proceeds from issuance of common stock       220,188
Redemption of certificate of deposit              34,500
                                                ---------
Cash balance at September 30, 1995             $ 543,675
                                                =========

In addition to the components effecting the change in the Company's cash balances, the increase in the working capital deficit can be substantially attributed to the increase in the current maturities of long-term debt from $1,027,000 at December
31, 1994 to $1,218,819 at September 30, 1995.

In an attempt to increase the cash flow from its existing assets and rebuild the working capital deficit, the Company initiated a plan to restructure its operations in May 1995. The restructuring included closing its administrative office in Denver, Colorado and a substantial downsizing of its oil field service and supply operations. The restructuring was initiated to generate working capital, increase efficiences, eliminate duplicate tasks and reduce costs. As is more fully discussed and illustrated in the Results of Operations section, the Company's Oil Field Service and Oil Field Supply operating margins have been historically low. The burden of these low margins have been compounded with the risks inherent in these operations, the capital investment required to maintain and operate and the uncertainty of the future prospects in light of the overall decrease in natural gas prices and drilling activity. Downsizing these operations is not expected to have a material negative effect on the Company's overall results of operations. However, as a result of the downsizing, the Company was able to generate approximately $420,000 from the sale of service equipment and supply store inventory. On an aggregate basis, these assets were sold at approximately their net book value.

The closing of the Denver administrative office has eliminated annual payroll costs associated with its accounting and administrative staff of approximately $140,000. The Company also expects to save an additional $60,000 annually from costs that were duplicated as a result of the Company maintaining two administrative offices (such as rent, telephone, insurance, and office supplies).

On October 31, 1995, the Company received a formal notice that the contract with Public Service Company of Colorado ("PSCo") will be terminated December 1, 1995. The contract was terminated pursuant to an "uneconomic clause" included in the contract. Immediately after giving the termination notice, representatives of PSCo asserted they had every intention to renew the contract with its present volumes but the price paid would be at what they termed a "closer to market price." Historically, the price paid to the Company by PSCo has been at premium above the market and has allowed the Company to conduct the Marketing and Trading activities discussed later in the Results of Operation section under the caption Gas Plant Marketing and Trading. However, the loss of this market premium will most likely dissolve any opportunity for the Marketing and Trading Activities which have generated annual net revenues between $500,000 and $600,000. Accordingly, the loss of this market premium will have a very material and negative impact on the Company's future operations. Management has subsequently entered into negotiations with PSCo whereby PSCo has indicated that they would be willing to continue, or renew, the Company's contract at its present volume and price through at least February 1996. However, at this time it cannot be determined at what term, price, or volume, the contract will ultimately be renegotiated at, or renewed for, or what impact this will ultimately have on the Company's future operations.

Currently the Company has no immediate access to additional working capital. Based on the uncertainty of the PSCo contract discussed above, it is uncertain whether or not the current cash flows of the Company will support future operations without additional development of its oil and gas properties. The Company has not yet determined what actions it will take if the current cash flows will not support continued operations. However, potential actions may include (i) selling certain oil and gas properties; (ii) reducing , downsizing, discontinuing and/or spinning-off other assets and operations of the Company; and (iii) attempting to raise additional capital through stock offerings, joint ventures or debt financing.

Historical financial information and the potential effect on future operations resulting from the Company's restructuring and PSCo gas contract are more fully illustrated and discussed later, by category, in the Results of Operations section.

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

Since the future payment of Preferred Stock dividends was so uncertain, and the Company wanted to preserve its working capital for opportunities that would enhance shareholder value through improved cash flows and results of operations, the Company extended a tender offer to the Preferred Stockholders in January 1995. On February 28, 1995, the Company completed the tender offer to its Preferred Stockholders whereby the holders of the Company's Preferred Stock were given the opportunity to convert each share of Preferred Stock, and all then accrued and undeclared dividends (including the full dividend for the quarters ending December 31, 1994 and March 31, 1995) into 4.5 shares of the Company's Common Stock and warrants to purchase
2.625 shares of Common Stock at $5.00 per share through December 31, 1996 and $6.00 per share through August 13, 1998, (the date the warrants expire). As a result of the tender offer, 933,492 shares of the Preferred Stock converted into 4,200,716 shares of the Company's Common Stock and warrants to purchase 2,450,417 shares of Common Stock. In addition, 21,000 shares of Preferred Stock converted into 55,126 shares of Common Stock prior to the tender offer. Accordingly, as of September 30, 1995 there remains 202,688 shares of Preferred Stock outstanding. These events substantially changed the capital structure of the Company and alleviated the burden of approximately 83% of Preferred Stock dividends.

In connection with the tender offer, for each share of Preferred Stock that was converted, warrants to purchase 2.625 shares of the Company's common stock were issued, resulting in the issuance of warrants for an aggregate of 2,450,000 shares. The exercise price of the warrants is $5.00 per share through 1996 and increases to $6.00 per share through August 13, 1998 when the warrants expire.

Long-term Debt
For the first nine months of 1995, the Company paid $668,636 in principal plus $211,936 in interest on long-term debt. All payments were made on or before their respective due dates. In March 1995, the Company restructured its bank debt with its primary lender. The Company had violated certain financial covenants under the prior debt agreement. However, the bank agreed to waive any covenant violations related to the previous agreement and modified the financial covenants to provide for less restrictive provisions. In addition, in order to assist the Company in rebuilding its working capital, the bank agreed to reduce the monthly principal payments by approximately one-half for a six month period beginning in March 1995. In connection with this restructuring, the bank increased the interest rate from prime plus 1% to prime plus 3% beginning in April 1995. As of September 30, 1995 the balance on this note was $2,008,517 and is payable in monthly installments of principal plus interest through August 1997.

As of September 30, 1995, the Company was not in compliance with one of the amended financial covenants related to cash flow. However, the entire balance has not been classified as a current liability because the bank has not, and is not expected to take any formal action to declare a default under the loan agreement. In addition, management believes the noncompliance with the cash flow covenant will be cured in the normal course of business.

Capital Expenditures
For the first nine months of 1995, the Company invested $313,374 in property and equipment and is summarized as follows:

Gas Plant                        $  171,759
Oil and Gas Properties               98,719
Service Equipment
 and Rolling Stock                   36,925
Office Equipment                      5,971
                                   --------
                                 $  313,374
                                   ========
The costs in the Gas Plant category were incurred in connection with the Gas Plant expansion activities intended to accommodate and process additional third party gas. The Gas Plant Expansion activities are discussed in more detail in the Results of Operations section under the caption Gas Plant Liquids and Gas. The costs incurred in the Oil and Gas Properties category were substantially attributed to workovers and equipment acquisitions related to maintaining or enhancing the current production in the oil and gas operations.

Currently, the Company's drilling, development and recompletion activities have been curtailed significantly until funds are available through cash flow from operations or other financing vehicles.

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

Total Revenue
Total Revenue from all operations for the periods presented are as follows:


                                 1995           1994
                              ----------     ----------
For the three months
  ended September 30,        $ 1,574,427    $ 2,402,559

For the nine months
  ended September 30,        $ 6,635,474    $ 8,772,454


The decrease in total revenue is primarily a result of lower volumes of natural gas delivered and accounted for under the caption Gas Plant Marketing and Trading, lower natural gas prices and a decrease in revenue resulting from the downsizing of the Company's service and supply operations. These circumstances are discussed in more detail in the following paragraphs under their respective captions.

Gas Plant Marketing and Trading
The Company has a "take-or-pay" contract with Public Service Company of Colorado ("PSCo") which calls for PSCo to purchase from the Company a minimum of 2.92 billion cubic feet ("BCF") of natural gas annually. The price paid the Company by PSCo is based on the Colorado Interstate Gas Commission's "spot" price plus a fixed price bonus. The contract is currently filled by the Company by two different methods. The first method is through the tailgate production of its Gas Plant (this tailgate delivery is accounted for and more thoroughly discussed later in this section under the caption Gas Plant Liquids and Gas) and the second method is accounted for under this caption of Gas Plant Marketing and Trading.

The Marketing and Trading revenues and costs are derived from the gas purchased from third parties and sold to PSCo under the terms of the Company's contract. This gas is only sold under the Company's contract with PSCo and is not actually processed by the Gas Plant. In both 1995 and 1994, the price between the amount paid the third party producers and the amount received from PSCo has been a relatively constant price per MMBtu. However, the volumes sold and the price paid by PSCo do vary on a monthly basis. Operating statistics for the periods presented are as follows:

                              For the Three Months
                               Ended September 30,
                       ----------------------------------
                            1995                1994
                       -------------       --------------
Total Volume Sold (Mcf)     354,937              469,251
Average Price            $   1.3099         $     1.7603
                           ---------            ---------
    Total Revenue        $  464,954         $    826,029
Costs                      (394,918)            (742,032)
                           ---------            ---------
    Gross Margin         $   70,036         $     83,997
                           =========            =========

                              For the Nine Months
                               Ended September 30,
                       ----------------------------------
                            1995                1994
                       -------------       --------------
Total Volume Sold (Mcf)   1,728,621             2,072,757
Average Price            $   1.4522         $      2.0660
                          ----------           ----------
    Total Revenue        $2,510,474         $   4,282,328
Costs                    (2,196,488)           (3,904,941)
                          ----------           ----------
    Gross Margin         $  313,986         $     377,387
                          ==========           ==========

The lower volumes and prices received in 1995 as compared to 1994 are primarily related to a lower demand in the natural gas markets. As with any commodity, prices are subject to the laws of supply and demand. The Company expects gas prices in the Rocky Mountain region to continue to be depressed due to significant tariff changes effecting the cost of transporting natural gas, constrictions on moving and selling gas in eastern markets and other factors beyond the Company's control.

The orginal contract with PSCo, as amended, was to expire on June 30, 1996. However, on October 31, 1995, the Company received a formal notice that the contract with PSCo will be terminated December 1, 1995. The contract was terminated pursuant to an "uneconomic clause" included in the contract. Immediately after giving the cancellation notice, representatives of PSCo asserted they have every intention to renew the contract with its present volumes but the price paid would be at what they termed a "closer to market price." Historically, the price paid to the Company by PSCo has been at premium above the market and has allowed the Company to conduct the Marketing and Trading activities described above. However, the loss of this market premium will most likely dissolve any opportunity for the Marketing and Trading Activities. Accordingly, since the gross margin represents the net cash flow and income generated from this activity, the loss of this premium contract price will have a very material and negative impact on the Company's future operations. Management has subsequently entered into negotiations with PSCo whereby PSCo has indicated that they would be willing to continue, or renew, the Company's contract at its present volume and price through at least February 1996. However, at this time it cannot be determined at what term, price or volume the contract will ultimately be renegotiated at, or renewed for, or what impact this will ultimately have on the Company's future operations.

Gas Plant Liquids and Gas
These categories account for the natural gas sold at the tailgate of the Gas Plant and the natural gas liquids extracted and sold by the Gas Plant facility. During 1994, the revenues generated from these products were a result of the Company's own production. However, in February 1995 the Company began purchasing third party gas after being connected to KN Front Range Gathering Company's Wattenburg Field gathering systems ("KN"). This connection provided the Company access to more than 3,500 producing oil and gas wells. The Gas Plant has a design capacity of 6 MMcf per day (2.2 BCF annually), and in 1994, it processed an average of 1.29 MMcf per day (or .471 BCF annually). Accordingly, management believes the Gas Plant has historically been underutilized. Therefore, in February 1995, the Company began utilizing the Gas Plants undercapacity by purchasing and processing third party gas through KN.

Operating statistics for the periods presented are as follows:

                                           For the Three Months
                                            Ended September 30,
                                 ------------------------------------
                                    1995                      1994
                                 ----------                 ---------
Natural Gas Processed (Mcf)        217,200                   126,000
Natural Gas Liquids Extracted-
 B-G Mix (gallons)                 419,900                   349,400
 Propane (gallons)                 300,400                   293,900


                                           For the Three Months
                                            Ended September 30,
                                 ------------------------------------
                                    1995                      1994
                                 ----------                ----------
Gross Margin:
 Revenue                         $ 351,369                 $ 192,089
 Costs                            (334,569)                 (110,986)
                                 ----------                ----------
  Gross Margin                   $  16,800                 $  81,103
                                 ==========                ==========
  Gross Margin Percent                  5%                       42%
                                 ==========                ==========



                                           For the Nine Months
                                            Ended September 30,
                                 ------------------------------------
                                    1995                      1994
                                 ----------                ----------
Natural Gas Processed (Mcf)        521,700                   343,300
Natural Gas Liquids Extracted-
 B-G Mix (gallons)               1,093,500                   942,800
 Propane (gallons)                 852,300                   694,000


                                           For the Nine Months
                                            Ended September 30,
                                 ------------------------------------
                                    1995                     1994
                                 ----------                ----------
Gross Margin:
 Revenue                         $ 918,571                 $ 597,258
 Costs                            (793,064)                 (423,485)
                                 ----------                ----------
  Gross Margin                   $ 125,507                 $ 173,773
                                 ==========                ==========
  Gross Margin Percent                 14%                        29%
                                 ==========                ==========

The increase in processing revenue can be substantially attributed to processing of third party gas through KN that began in February 1995.

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

During the third quarter of 1995 the Company experienced some operational problems caused by processing higher volumes of gas. On several occasions, these operational problems forced the Gas Plant to either shut down or take the incoming gas to flare. Unfortunately, these circumstances caused the Company to lose money on the gas purchased from third parities in the third quarter of 1995. In order to identify and correct the operational problems, the Company elected not to purchase and process any significant amount of gas beginning October 1, 1995. Management believes the operational problems encountered in the third quarter of 1995 have been corrected but as of the date of this report is not processing any third party gas. In light of the uncertainty of the PSCo gas contract discussed previously under the caption Gas Plant Marketing and Trading, it is uncertain at this time if the Company will be able to compete with other gas plants and purchasures of natural gas from the Wattenburg Field. Accordingly, it cannot be determined at this time when, or if, the Company will process any additional third party gas.

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                                                     For the Three Months
                                                      Ended September 30,
                                            ------------------------------------
                                                1995                    1994
                                            ------------           -------------
Production:
 Oil (bbLs)                                      24,900                  43,000
 Gas (Mcf)                                      111,100                 148,600
 BOE                                             43,400                  67,800
Average Collected Price:
 Oil (per bbl)                               $    15.96            $      16.97
 Gas (per Mcf)                               $     1.05            $       1.19
 Per BOE                                     $    11.84            $      13.37
Gross Margin:
 Revenue
  Oil                                        $   397,239           $    729,947
  Gas                                            116,804                176,590
                                               ----------             ----------
   Total                                         514,043                906,537
 Costs                                          (341,767)              (605,536)
                                               ----------             ----------
   Gross Margin                              $   172,276           $    301,001
                                               ==========             ==========
   Gross Margin Percent                             43%                    41%
                                               ==========             ==========
Average Production Cost per
  BOE before DD&A                            $      7.87           $       8.93
                                               ==========             ==========
Change in oil and gas revenue
attributed to:
 Production                                   $   372,964
 Price                                             19,530
                                                ----------
    Total                                     $   392,494
                                                ==========



                                                     For the Nine Months
                                                      Ended September 30,
                                               ---------------------------------
                                                  1995                    1994
                                               -----------           -----------
Production:
 Oil (bbls)                                       92,000                111,000
 Gas (Mcf)                                       355,900                424,200
 BOE                                             151,300                181,800
Average Collected Price:
 Oil (per bbl)                               $    16.20            $      16.56
 Gas (per Mcf)                               $     1.23            $       1.31
 Per BOE                                     $    13.15            $      13.16
Gross Margin:
 Revenue
  Oil                                        $ 1,553,479           $  1,838,813
  Gas                                            437,599                554,285
                                              -----------           ------------
   Total                                       1,991,078              2,393,098
 Costs                                        (1,242,359)            (1,640,402)
                                              -----------           ------------
   Gross Margin                              $   748,719           $    752,696
                                              ===========           ============
   Gross Margin Percent                              38%                    31%
                                              ===========           ============
Average Production Cost per
 BOE before DD&A                             $      8.21           $       9.03
                                              ===========           ============
Change in oil and gas revenue
attributed to:
 Production                                   $   390,020
 Price                                             12,000
                                                ----------
   Total                                      $   402,020
                                                ==========

The decrease in revenue can be substantially attributed to the sale of 35 oil and gas properties in 1995, and the natural decline in production. In addition, during the third quarter of 1995 the Company was unable to produce approximately 8,500 bbls of oil and 24,000 Mcf of gas that would be considered normal and expected production when several higher producing properties where shut-in for workovers. The workovers were not completed on a timely basis because of a shortage of funds and some operational difficulties encountered during the restructuring of the Company's operations. However, despite the lower than anticipated production in the third quarter of 1995, it should be noted that the Company has been able to decrease the costs of production (per BOE) and increase its margins (as a percentage of revenue) on an overall basis in 1995. This is a result of management's ongoing efforts to balance the goal of maximizing production while at the same time controling its costs.

In December 1994, the Company performed a detailed evaluation of all its oil and gas properties. As a result of this evaluation and on-going analysis, 35 properties that lost approximately $134,000 in 1994 were shut-in in February 1995 and sold within the next four months (all these properties were sold before June 30, 1995). It is the intent of management to maintain and operate only those properties that will add value to the Company in the future. Accordingly, management believes that the costs of production (per BOE) will actually be lower in the future. However, because of the many uncertainties involved in the oil and gas industry, there can be no assurance whether or not this assertion can or will come to fruition.

Oil Field Services and Oil Field Supply
Operating statistics for the Company's service and supply operations for the periods presented are as follows:

                                   For the Three Months Ended September 30,
                 ---------------------------------------------------------------
                         Service Operations                 Supply Operations
                 -----------------------------      ----------------------------
                     1995             1994              1995             1994
                 -----------      ------------      -----------      -----------

Revenue         $   85,099       $   241,278       $  135,492       $  203,954
Costs             (100,705)         (248,782)        (306,351)        (159,974)
                 -----------      ------------      -----------      -----------
 Gross Margin   $  (15,606)      $    (7,504)      $ (170,859)      $   43,980
                ===========      ============      ===========      ===========
 Gross Margin %       (18%)               3%            (126%)             22%
                ===========      ============      ===========      ===========







                                For the Nine Months Ended September 30,
                ----------------------------------------------------------------
                       Service Operations                 Supply Operations
                -----------------------------      -----------------------------
                   1995             1994              1995             1994
                -----------      ---------         -----------       -----------

Revenue        $  676,080       $   855,611       $  468,075        $  563,454
Costs            (665,670)         (829,911)        (579,896)         (524,798)
               -----------      ------------      -----------       -----------
 Gross Margin  $   10,410       $   25,700        $ (111,821)       $   38,656
               ===========      ============      ===========       ===========
 Gross Margin %       2%                3%             (24%)               7%
               ===========      ============      ===========       ===========

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

Service operations- Historically, the Company's service business has operated out of two locations - Loveland and Sterling Colorado. The services provided included: servicing rigs, vacuum trucks, roustabout services and hot oiling services. The operations serviced both the Company's needs and those of third parties. The restructuring is focused on reducing the service rig, vacuum truck and roustabout operations to a point where the Company can service its own needs efficiently and at the lowest possible cost while performing only limited services to third parties. Any services of this type to third parties will be limited to those circumstances when the equipment and man power is not needed in the Company's operations. The Company did retain its hot oiler fleet and intends to continue providing this service to third parties on a full time basis. Although management anticipates the future revenues generated from the service operations will be significantly lower, it is not expected to have a material effect on the Company's overall results of operations in light of the historically low margins.

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

The loss incurred by the supply operations in the third quarter of 1995 is substantially attributed to a non-cash write-off of approximately $175,000. This write-off was incurred in connection with the restructuring when the Company was liquidating a substantial portion of the inventory held in Sterling, Colorado. No such write-offs are anticipated in the future. However, because the value of oil field equipment and supplies tend to act like commodities - either increasing or decreasing in value based on supply and demand - there can be no assurance that a future write-off, or writedown, will not be incurred.

Well Administration and Other Income:
This revenue primarily represents the revenue generated by the Company for operating oil and gas properties. There has been no significant change in the average monthly revenue between 1995 and 1994.

General and Administrative Expenses:
General and administrative costs for the periods presented are as follows:

                                 1994           1995
                             -----------     -----------
For the three months
  ended September 30,        $ 270,344       $   339,449

For the nine months
  ended September 30,        $ 851,112       $ 1,155,379

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

c) in connection with the restructuring announced in the second quarter of 1995, the Company closed its administrative office in Denver, Colorado and has eliminated annual payroll costs associated with its accounting and administrative staff of approximately $140,000;

d) the closing of the administrative office in Denver Colorado is anticipated to save the Company an additional $60,000 annually from costs that were duplicated as a result of the Company maintaining two administrative offices (such as rent, telephone, insurance and office supplies).

Management is continually evaluating ways to further cut general and administrative costs. However, there can be no assurance that future general and administrative costs will be further curtailed nor can there be any assurance that general and administrative costs may not increase in future periods.

Depreciation, Depletion and Amortization:
Depreciation, Depletion and Amortization ("DD & A") for the periods presented consisted of the following:



                                      For the Three Months
                                       Ended September 30,
                                 -----------------------------
                                      1995             1994
                                 ------------     ------------
Oil and Gas Properties           $   150,132      $   117,836
Gas Plant and Other Buildings         62,033           51,196
Rolling Stock                         10,485           30,541
Other Field Equipment                 18,109           11,628
Furniture and Fixtures                12,215           10,418
Non-Compete Agreements                24,000           24,000
                                 -----------      ------------
  Total                          $   276,974      $   245,619
                                 ===========      ============



                                      For the Nine Months
                                       Ended September 30,
                                 -----------------------------
                                      1995             1994
                                 ------------     ------------
Oil and Gas Properties           $   544,804      $   550,642
Gas Plant and Other Buildings        183,953          126,724
Rolling Stock                         58,410           68,550
Other Field Equipment                 78,465           81,745
Furniture and Fixtures                34,248           20,073
Non-Compete Agreements                72,000           72,000
                                 ------------     ------------
  Total                          $   971,880      $   919,734
                                 ============     ============

There has been no significant change, on an aggregate basis, in the average monthly charge to DD&A. Any changes in the respective categories between periods is attributed to the change in the carring value of the respective assets.

Plugging and Abandonment of Oil and Gas Properties:
Plugging and abandonment costs incurred by the Company for the periods presented are as follows:

                                 1995           1994
                              ----------     ----------
For the three months
  ended September 30,        $    -         $   8,158

For the nine months
  ended September 30,        $   5,291      $  95,196


All the charges incurred in 1994 and 1995 have been related to plugging costs of abandoned oil and gas properties. The Company does not anticipate any significant abandonment charges will be incurred in 1995. However, because of the many uncertainties involving oil and gas producing activities, including future prices of oil and gas, lifting costs, actual production and other economic factors, there can be no assurance of the actual costs that will be incurred in the future related to plugging and abandonment.

Interest Expense:
Total interest expense for the periods presented are as follows:

                                 1995           1994
                              ----------     ----------
For the three months
  ended September 30,        $   77,058     $  93,808

For the nine months
  ended September 30,        $  238,443     $ 227,647

Although the Company's total debt has decreased in 1995, the interest rate paid on its largest outstanding note has increased substanstially.

Restructuring Charges:
The Company has recognized restructuring charges for the periods presented are as follows:

                                 1995           1994
                              ----------     ----------
For the three months
  ended September 30,        $   33,373       $   -

For the nine months
  ended September 30,        $  113,292       $   -

These costs were incurred in connection with the preferred stock tender offer and the restructuring of the Company's operations as previously discussed. The costs incurred with the restructuring consist primarily of severance pay, relocation costs and a loss on the abandonment of the administrative office lease in Denver, Colorado.

Gain on Sale of Assets:
The Company recognized a gain on sale of assets for the periods presented are as follows:

                                 1995           1994
                              ----------     ----------
For the three months
  ended September 30,        $   34,227     $     -


For the nine months
  ended September 30,        $   85,681     $   8,700

The gain in 1995 is primarily related to the sale of various oil and gas properties in June 1995 and the sale of oil field service equipment in September 1995. The gain in 1994 is substantially attributed to the sale of three vehicles and various oil field service equipment.


PART II - OTHER INFORMATION

Item 1.Legal Proceedings

There are no material legal proceedings or material developments that have become reportable events during the period covered by this report.

Item 2.Changes in Securities

(a) During 1995, the Company completed a tender offer to its preferred stockholders whereby the holders of the Preferred Stock were given the opportunity to convert each share of Preferred Stock and all accrued and undeclared dividends (including the full dividend for the quarters ended December 31, 1994 and March 31, 1995) into 4.5 shares of the Company's common stock. As a result of this tender offer, 933,492 shares of the preferred stock converted into 4,200,716 shares of the Company's common stock. Additionally, prior to the tender offer, holders of 21,000 shares of Preferred Stock elected to convert their shares into 55,126 shares of common stock. As of September 30, 1995, 202,688 shares of Preferred Stock remain outstanding.

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

Item 3.Defaults Upon Senior Securities

(a) There has been no material default in the payment of principal, interest, or any other material default, with respect to any indebtedness of the small business issuer during the period covered by this report.

(b) In December 1994, the Board of Directors elected to forego the declaration of the regular quarterly dividend for the Company's Series A Cumulative Convertible Preferred Stock for the fourth quarter of 1994. In March 1995, the Board of Directors elected to suspend the Preferred Stock dividend indefinitely. However, the dividends continue to accrue on a monthly basis and are cumulative. Accordingly, as of September 30, 1995, dividends in arrears aggregate $152,016 or $.75 per share.

Item 4.Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 16, 1995, the Company's common stockholders elected Homer C. Osborne and James
C. Ruane as Class B Directors. They will serve in this capacity until the Annual Meeting of Stockholders to be held in 1998.

Item 5.Other Information

There is no information reportable under this item for the period covered by this report.

Item 6.Exhibits and Reports on Form 8-K

(a) There are no exhibits filed as part of this report.

(b) During the second quarter of 1995, the Registrant filed one
Form 8-K reporting the results of the tender offer previously discussed in Item 2(a) of this section.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the
Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PEASE OIL AND GAS COMPANY



Date: November 13, 1995     By: /s/ Willard H. Pease, Jr.
                            Willard H. Pease, Jr.
                            President and Chief Executive Officer



Date: November 13, 1995     By: /s/ Patrick J. Duncan
                            Patrick J. Duncan
                            Chief Financial Officer and
                            Principal Accounting Officer