Form 10KSB
period 1995-12-31
PEASE OIL & GAS CO /CO/
filed 1996-04-01
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-KSB
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                 or
       [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form and no disclosure will be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $9,040,260.

As of March 25, 1996, Registrant had 7,218,854 shares of its $0.10 par value Common Stock and 202,688 shares of its $0.01 par value Series A Cumulative Convertible Preferred Stock outstanding. As of March 25, 1996 the aggregate market value of the common stock held by non-affiliates was $8,899,166. This calculation is based upon the closing sales price of $1.3437 per share on March 25, 1996.






           TABLE OF CONTENTS AND CROSS REFERENCE SHEET


PART I

Item 1          Description of Business
Item 2          Description of Property
Item 3          Legal Proceedings
Item 4          Submission of Matters to a Vote of Security
                Holders

PART II

Item 5          Market for Common Equity and Related
                Stockholder Matters
Item 6          Management's Discussion and Analysis
Item 7          Financial Statements
Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9          Directors, Executive Officers, Promoters and
                Control Persons; Compliance with Section
                16(a) of the Exchange Act.

Item 10         Executive Compensation.

Item 11         Security Ownership of Certain Beneficial
                Owners and Management.

Item 12         Certain Relationships and Related
                Transactions.

Item 13         Exhibits and Reports on Form 8-K























                              PART I

ITEM 1 - BUSINESS

GENERAL

Pease Oil and Gas Company ("Company"), was incorporated under the laws of the state of Nevada on September 11, 1968. The Company's address is 751 Horizon Court, Suite 203, Grand Junction, Colorado 81506 and its telephone number is (970) 245-5917. The Company is engaged in the oil and gas acquisition, exploration, development and production business in the western United States, primarily in Colorado, Nebraska, Utah, and Wyoming. During 1993, the Company substantially expanded its operations into providing oil field services, oil field supplies, natural gas processing and natural gas marketing. This expansion was accomplished through an acquisition of an independently owned oil and gas Company and is discussed more thoroughly in the following paragraphs.

ACQUISITIONS IN 1993

Skaer Enterprises, Inc.
On August 23, 1993, the Company acquired Skaer Enterprises, Inc. a Colorado corporation, its related businesses and related oil and gas properties (collectively "Skaer").
Skaer was privately owned and operated, and was considered one of the largest private independent oil and gas companies in Colorado, operating exclusively in the Denver-Julesburg Basin ("DJ Basin") of northeastern Colorado.

Skaer was acquired for $12,200,000, including various costs associated with the acquisition of $300,000. This acquisition was financed through: i) the issuance of 900,000 shares of preferred stock in a public offering which generated net proceeds of $7,965,000; ii) the issuance of restricted common and preferred stock to the sellers with an agreed value of $1,900,000; and iii) a $2,400,000 loan from a bank.

Skaer conducted its operations directly and through a wholly-owned subsidiary corporation, an affiliated corporation, a limited partnership, and through assets owned by Skaer affiliates.

The acquisition of Skaer dramatically changed the complexion of the Company for Skaer was a very diversified independent oil and gas company. In conducting its business, Skaer acquired oil and gas prospects and leases, drilled for oil and gas, performed oil and gas well completion and operation services, transported natural gas through a gathering system and pipeline, processed and sold natural gas at a gas processing plant and traded natural gas. Skaer also sold oil and gas equipment and supplies and repaired equipment through two retail stores, and provided its well completion and support services to others. Skaer also had historically retained a large majority working and net revenue interest in most of its oil and gas drilling prospects.

Skaer had been a private family owned and operated business for more than 20 years, had executive offices in Denver, Colorado, a gas processing plant near Loveland, Colorado, and oil field servicing and supply businesses located in both Loveland and Sterling, Colorado. Skaer's producing oil and gas properties and reserves were in 43 fields including Loveland Field with 80 wells. Loveland Field alone
represented 64% of Skaer's reserves.   The gas gathering and
pipeline system transported natural gas from two fields within four miles of the Loveland Gas processing plant.

The businesses and assets acquired from Skaer consisted of the following:

Skaer Enterprises Inc. ("SEI"). SEI was a Colorado corporation engaged in oil and gas exploration, production, operations, marketing, and oil and gas field servicing in the DJ Basin where Skaer owned oil and gas interests.

Loveland Gas Processing Co. ("LGPCo"). LGPCo, a Colorado limited partnership, was 95% owned by Skaer at the time of the acquisition (in August 1994, a subsidiary of the Company purchased the remaining 5% for $225,000). LGPCo owns and operates the natural gas refrigeration and compression facility ("Gas Plant") with a design capacity to process up to six million cubic feet of natural gas per day. The Gas Plant purchases, gathers, processes and sells natural gas and natural gas liquids ("NGLs") from two fields.

ATSCO Inc. ("ATSCO"). ATSCO, a wholly-owned subsidiary of Skaer, operated all oil and gas wells in which Skaer held an interest and was designated as the "operator."

Well Services Division. The well services division was an operating division of SEI and provided a wide range of oil field services, including workover rigs, hot oil trucks, vacuum trucks, oil field trucking and other associated services to SEI and to third parties.

Vacuum Truck Services.  Colorado Vacuum Truck Company
("CVTC"). CVTC, an affiliate corporation, provided oil field services to SEI and to third parties. The Company acquired all the assets and related business of CVTC, including two vacuum trucks.

Equipment Business. A.T. Skaer Company, an affiliated business of SEI, provided new and used oil field equipment and supplies to SEI and to third parties through two retail outlets. A.T. Skaer also had one magneto repair shop, a downhole pump shop and an oil field equipment and rolling stock repair shop.

Other Oil Properties. The Company also acquired all working interests in SEI oil and gas wells, which were owned by members of the SEI family prior to acquisition by the Company.

Grand Junction Well Service
In June 1993, the Company acquired Grand Junction Well
Service ("GJWS") from the Company's President and CEO,
Willard H. Pease, Jr. The transaction was consummated by merging GJWS into a newly-formed subsidiary corporation, Rocky Mountain Well Services, Inc. In the merger, the
Company issued Mr. Pease 46,667 shares of its Common Stock and a 6% secured convertible promissory note in the principal amount of $175,000 for a total value of $350,000
(the estimated fair market value of GJWS's assets and business.) The note was originally payable in three principal installments of $45,000 on October 1, 1994 (which was paid) $65,000 on April 1, 1995 and $65,000 April 1,
1996. The installments due in 1995 and 1996 were subsequently extended to October 1, 1997 and October 1,
1998, respectively. The unpaid principal of the note is convertible at the election of the Company's President into Common Stock at $5.00 per share. The transaction was approved unanimously by the disinterested directors of the Company.

Mergers of Acquired Entities
In November 1993, the operating company acquired in the Skaer acquisition, ATSCO, Inc., changed its name to Pease Operating Company, Inc. All Skaer producing oil and gas properties were merged into the Company on January 1, 1994. Two wholly owned subsidiaries, Pease Oil Field Services, Inc. and Pease Oil Field Supply, Inc. were formed to operate the oil field service and supply businesses. Rocky Mountain Well Services, Inc. was merged into Pease Oil Field Services, Inc. on January 1, 1994. The Company continues to operate its natural gas refrigeration processing plant through Loveland Gas Processing Co., Ltd.

RECENT DEVELOPMENTS

The following is information pertaining to certain matters that have occurred since the Company filed its Quarterly
Report on Form 10-QSB for the quarter ended September 30, 1995.

In March 1996, the Company entered into a consulting agreement with Beta Capital Group, Inc. ("Beta"). Beta is located in Newport Beach, California and specializes in emerging companies that have both capital needs and market support requirements. Steve Antry, Beta's President, is from a third generation oil and gas background and was an officer of Benton Oil and Gas between 1989 and 1992 and marketed Swift Energy's Income Funds between 1987 and 1989.

The Company has joined forces with Beta in an effort to raise significant debt or equity capital in the very near future and launch a horizontal drilling and development program in Loveland Field, Colorado, and to possibly participate with other industry participants in select drilling ventures in Louisiana, the Gulf of Mexico or elsewhere in the continental United States. Management firmly believes that this union with Beta will put the Company well on its way to realizing its goal of growth and expansion.












FUTURE BUSINESS STRATEGY

The Company's business strategy is to expand its reserve base and cash flow primarily through:

> Raising significant capital to take advantage of leading edge technologies such as horizontal drilling and 3-D seismic exploration projects;
> Positioning itself with strategic sources of capital and partners that can react to opportunities in the oil and gas business when they present themselves;
> Developing alliances with major oil and gas finders that have been trained by the major oil companies;
> Participating in projects that have opportunities involving relatively small amounts of capital that could potentially generated significant rates of return. These projects include areas with large field potentials in the Rocky Mountains, Transition Zone
    Louisiana, and the Gulf of Mexico;
> Implementing the Company's investment strategy to carefully consider, analyze, and exploit the potential value of the Company's existing assets to increase the rate of return to its shareholders;
> Reinvesting operating cash flows into development drilling and recompletion activities;
>   Expanding the Company's operations outside the D-J
    Basin;
> Continuing the implementation of asset rationalization and operating efficiencies designed to improve operating margins and lower per unit operating cost;
> Acquiring properties that build upon and enhance the Company's existing asset base;
> Developing a long term track record regarding stock price performance and a reasonable rate of return to the shareholder.


The Company recognizes that the ability to implement its business strategies is largely dependent on the ability to increase its operating cash flows by raising additional debt or equity capital to fund future drilling and development activities. Since the acquisition of Skaer in 1993, the Company has suffered from undercapitalization, lacking the necessary working capital to properly exploit the assets acquired from Skaer or explore other opportunities.

Management believes it will be necessary to raise additional equity or debt capital to overcome the Company's undercapitalization. Management further believes that the union with Beta will provide the vehicle necessary to overcome this obstacle. For instance, it is anticipated the Company, with Beta's assistance, will be raising capital in the second quarter of 1996. The proceeds from these efforts, if successful, will be used for working capital, horizontal drilling in Loveland Field, Colorado, and possibly to participate with other industry participants in drilling ventures in Louisiana, the Gulf of Mexico or elsewhere in the continental United States.

The Company's Liquidity and Capital resources are discussed more thoroughly in Part II, Item 6, in Management's
Discussion and Analysis.


OPERATIONS

The Company is primarily engaged in oil and gas property acquisition, exploration, development and production activities. Through the 1993 acquisitions, the Company expanded its operations to include oil field servicing, sales of new and used oil field equipment, and natural gas processing and marketing. The Company's principal activities are conducted in the Rocky Mountain region of the United States, principally in Colorado and Utah.

As of December 31, 1995, the Company had varying ownership interests in 238 gross productive wells (191 net) located in five states. The Company operates 228 of the 238 wells, with the other wells are being operated by independent operators under contracts that are standard in the industry. The following table presents information on the Company's major operating areas as of December 31, 1995:
                                    Net Proved Reserves
                                    ------------------
STATE           REGION                Bbls        Mcf
- -----           ------               ------      -----
CO, WY, NE      DJ Basin            1,079,000  4,876,000
Utah            Greater Cisco
                  and Four Corners    177,000    857,000
Wyoming         Big Horn Basin         34,000       -
CO & AR         Various                 4,000    118,000
                                    ---------  ---------
     Total                          1,294,000  5,851,000
                                    =========  =========

It is the primary objective of the Company to operate most of the oil and gas properties in which it has an economic interest. The Company believes, with the responsibility and authority as operator, it is in a better position to control costs, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

ADMINISTRATION

Office Facilities - The Company currently rents
approximately 4,000 square feet in an office facility in
Grand Junction, Colorado owned by an unrelated party.   The
rental rate is $20,653 per year through June 30, 1997.

Employees - As of March 25, 1996, the Company had 35 full time employees, none of whom is covered by a collective bargaining agreement. The Company considers its relations with its employees satisfactory.

COMPETITION

The oil and gas industry is highly competitive in all phases. The Company encounters strong competition from other independent oil and gas companies in acquiring economically desirable prospects as well as in marketing production therefrom and obtaining external financing. Many of the Company's competitors may have financial resources, personnel, and facilities substantially greater than those of the Company.

Because there has been a decrease in exploration for and development of oil and gas properties, there is increased competition for lower risk development opportunities and for available sources of financing. In addition, the marketing and sale of natural gas and processed gas are competitive. Accordingly, the competitive environment in which the Company operates is unsettled.

MARKETS

Overview - The three principal products currently produced and marketed by the Company are crude oil, natural gas and natural gas liquids ("NGL's"). The Company does not currently use commodity futures contracts and price swaps in the sales or marketing of its natural gas and crude oil. Total revenues generated from the sales of crude oil, natural gas, natural gas marketing, and NGL's which are produced and/or marketed by the Company constituted 23%, 10%, 43%, and 9% of the Company's total revenues for the year ended December 31, 1995.

Crude Oil - Oil produced from the Company's properties is generally sold by truck to unaffiliated third-party purchasers at the prevailing field price ("the posted price"). Currently, the three primary purchasers of the Company's crude oil are Total Petroleum, Inc., Texaco Trading and Transportation, Inc. and Scurlock-Permian Corporation. Together these three purchasers buy more than 80% of the Company's annual crude oil sales. The market for the Company's crude oil is competitive, which has resulted in bonuses above posted price. In 1994 the Company negotiated an increase in the bonus paid for its crude oil from $0.35 to $0.65 per barrel above the posted price. The contracts are month-to-month and subject to change. The Company does not believe that the loss of one of its primary purchasers would have a material adverse effect on the Company's business because other arrangements could be made to market the Company's crude oil products. The Company does not anticipate problems in selling future oil production since purchases are made based on current market conditions and pricing. Oil prices are subject to volatility due to several factors beyond the Company's control including: political turmoil; domestic and foreign production levels; OPEC's ability to adhere to production quotas; and possible governmental control or regulation.

Natural Gas - The Company sells its natural gas production in two principal ways: at the wellhead to various pipeline purchasers or natural gas marketing companies; and at the tailgate of its Gas Plant to Public Service Company of Colorado ("PSCo"). The wellhead contracts have various terms and conditions, including contract duration. Under each wellhead contract the purchaser is generally responsible for gathering, transporting, processing and selling the natural gas and natural gas liquids and the Company receives a net price at the wellhead.

The residue gas sold at the tailgate of the Company's Gas
Plant is subject to a contract that expires on June 30, 1996. The gas is priced on an MMBtu basis above the Colorado Interstate Gas Company's northern pipeline index spot price.

Natural Gas Marketing - The Company has a "take-or-pay" contract with Public Service Company of Colorado ("PSCo") which calls for PSCo to purchase from the Company a minimum of 2.92 billion cubic feet of natural gas annually. The
Company's current annual production is significantly below this minimum level of take by PSCo. Accordingly, the Company will purchase the excess gas available for the contract from other third party producers and sell it to PSCo under the terms of the contract. The contract with PSCo expires in June 1996.

Natural Gas Liquids - The Company produces two natural gas liquid products at its Gas Plant, butane-gasoline mix and propane. The butane gasoline mix is sold to an unaffiliated party at prevailing market prices on a month-to-month basis. The propane is sold under a month-to-month arrangement with one or more local propane wholesalers for resale to the local propane market. The Company does not believe that the loss of the current purchasers of these products would have a material adverse effect on the Company's business because it believes other, similar arrangements could be made to market the Company's natural gas liquids.

REGULATIONS

General - All aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations.

The following discussion of regulation of the oil and gas industry is necessarily brief and is not intended to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which the Company's operations may be subject.

Price Controls on Liquid Hydrocarbons - There are currently no federal price controls on liquid hydrocarbons (including oil and natural gas liquids). As a result, the Company sells oil produced from its properties at unregulated market prices which historically have been volatile.

Federal Regulation of Sales and Transportation of Natural
Gas - Historically, the transportation and sale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act ("NGA"), the Natural Gas Policy Act of
1978 ("NGPA") and regulations promulgated thereunder.  The
Natural Gas Wellhead Decontrol Act of 1989 eliminated all regulation of wellhead gas sales effective January 1, 1993.
As a result, the Company's gas sales are no longer regulated.

The transportation and resale in interstate commerce of natural gas produced and sold by the Company continues to be subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the NGA. The transportation and resale of natural gas transported and resold within the state of its production is usually regulated by the state involved. In Colorado such regulation is by the Colorado Public Utility Commission. Although federal and state regulation of the transportation and resale of natural gas produced by the Company currently does not have any material direct impact on the Company, such regulation does have a material impact on the market for the Company's natural gas production and the price the Company receives for its natural gas production. Adverse changes in the regulation affecting the Company's gas markets could have a material impact on the Company.

Commencing in the mid-1980's and continuing until the present, the FERC promulgated several orders designed to correct market distortions and to make gas markets more flexible and competitive. These orders have had a profound influence on natural gas markets in the United States and have, among other things, increased the importance of interstate gas transportation and encouraged development of a large spot market for gas.

On April 8, 1992, the FERC issued Order No. 636 requiring material restructuring of the sales and transportation service provided by interstate pipeline companies. The primary element of Order No. 636 was the mandatory unbundling of interstate gas transportation services and storage separately from their gas sales. The unbundled transportation and storage was required to be offered without favoring gas bought from the pipeline. Order No.
636 did not require pipelines to stop buying and reselling gas; to the contrary, it contained specific provisions to allow pipelines to continue unbundled sales of natural gas.
However, after Order No. 636 there was little reason for a pipeline to continue selling natural gas and most pipelines moved all or almost all of their gas purchases and sales to affiliated marketing companies.

Order No. 636 does not regulate gas producers such as the Company. However, Order No. 636 does appear to have achieved FERC's stated goal of fostering increased competition within all phases of the natural gas industry. Generally speaking, this increased competition has driven the price down for natural gas produced by the Company and other producers in the DJ Basin. It is unclear what further impact the increased competition will have on the Company as a gas producer and seller in the future. Increased flexibility and competition provides greater assurance of access to markets, but has consequently reduced or restrained prices. Order No. 636 and related FERC orders are subject to pending court appeal, and additional challenges may arise as a result of individual pipeline implementation of Order No. 636. The outcome of these appeals and their impact on the Company cannot be predicted.

In addition to FERC regulation of interstate pipelines under the NGA, various state commissions also regulate the rates and services of pipelines whose operations are purely intrastate in nature. To the extent intrastate pipelines elect to transport gas in interstate commerce under certain provisions of the NGPA, those transactions are subject to limited FERC regulation under the NGPA and may ultimately effect the price of natural gas sold by the Company.

There are many legislative proposals pending in Congress and in the legislatures of various states that, if enacted, might significantly affect the oil and gas industry. The Company is not able to predict what will be enacted and thus what effect, if any, such proposals would ultimately have on the Company.

State and Local Regulation of Drilling and Production - State regulatory authorities have established rules and regulations requiring permits for drilling, bonds for drilling, reclamation and plugging operations, limitations on spacing and pooling of wells, and reports concerning operations, among other matters. The states in which the Company operates also have statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. A few states also prorate production to the market demand for oil and gas.
For instance, in 1991, the State of Oklahoma enacted legislation restricting the output of certain high-volume gas wells in response to prevailing low gas prices and the States of Texas and Louisiana have considered similar regulatory initiatives. To the Company's knowledge, none of the states in which the Company currently operates, nor any of the other states in the Rocky Mountain region, are currently considering such limitations. Nevertheless, any limitation substantially similar to that enacted by Oklahoma would not have a material impact on the Company's level of production, whether for oil or gas, since the Company's wells do not produce at a level high enough to meet the threshold for restriction contained in the legislation. However, if similar legislation with lower thresholds were to be enacted in the states in which the Company operates, it could affect the Company's ability to market its production. Some states have enacted statutes prescribing ceiling prices for gas sold within the state. If such statutes and regulations were enacted in Colorado, Wyoming, Nebraska or Utah, they could limit the rate at which oil and gas could otherwise be produced or the prices obtained from the Company's properties.

During the 1993 session of the Colorado legislature, a coalition of surface owner organizations attempted to persuade the legislators to enact a bill requiring the payment of damages to surface owners. Such legislation could increase the cost of the Company's operations and erode the traditional rights of the oil and gas industry in Colorado to make reasonable use of the surface to conduct drilling and development activities. Although the bill was withdrawn by the surface owners after it was significantly amended, and no such legislation has been presented since 1993 (to the Company's knowledge), surface owner groups have indicated they may seek a statewide constitutional ballot initiative to mandate compensation to surface owners and will attempt to increase regulation of the oil and gas industry at the local government level. The involvement of such local governments could not prohibit the conduct of drilling activities within their boundaries which were the subject of permits issued by the Colorado Oil and Gas Conservation Commission ("COGCC") but that they could regulate such activities under their land use authority. Accordingly, under these decisions, local municipalities and counties may take the position that they have the authority to impose restrictions or conditions on the conduct of such operations which could materially increase the cost of such operations or even render them entirely uneconomic. In 1993 and 1991 the Cities of Thornton, Broomfield, and Greeley, the Town of Frederick and Boulder County, enacted such ordinances. The Company does not have any properties within these boundaries. However, Weld County, the location of a small portion of the Company's properties, is currently considering such an ordinance and has circulated drafts for industry and public review. The Company is not able to predict which jurisdictions may adopt such regulations, what form they will take or the ultimate effects of such enactments on its operations. However, in general these ordinances are aimed at increasing the involvement of local governments in the permitting of oil and gas operations, requiring additional restrictions or conditions on the conduct of operations to reduce the impact on the surrounding community and increasing financial assurance requirements. Accordingly, the ordinances have the potential to delay and increase the cost, or even in some cases to prohibit entirely, the conduct of the Company's drilling activities.

In response to the concerns of surface owner groups, the COGCC has adopted regulations for the D-J Basin governing notices to and consultation with surface owners prior to the conduct of drilling operations, imposing specific reclamation requirements on operators upon the conclusion of operations, and containing bonding provisions to enforce these new requirements. The COGCC in 1994 modified its rules to require the mandatory installation of surface casing to depths below known fresh water aquifers in the D-J Basin and is continuing to consider additional measures for protection of surface owners, enhanced financial assurance requirements, and modifications to its rules concerning safety and plugging and abandonment. The rules adopted or modified by the COGCC to date have not had a material impact on the Company but it is not possible to predict what additional changes will be made or what their financial or operational impact will be on the Company.

Under the sponsorship of the Colorado Department of Natural Resources, legislation was approved in the 1994 session of the Colorado legislature to enhance the authority of the COGCC to regulate oil and gas operations. Representatives of the oil and gas industry were involved in the drafting of this legislation, along with representatives of the agricultural industry, local governments and environmental groups, and are working closely with the COGCC on the consideration and drafting of new rules to address the concerns that have been raised about the effects of oil and gas operations. Although the Company believes that it generally conducts its operation in accordance with the procedures contemplated in the pending regulatory initiatives, management is not able to predict the final form of the initiatives or their impact on the Company.

Recently, Wyoming increased its bonding and financial requirements for operators acquiring existing properties.
These new requirements are not expected to have a significant impact on the Company or its operations.

Environmental Regulations - The production, handling, transportation and disposal of oil and gas and by-products are subject to regulation under federal, state and local environmental laws. In most instances, the applicable regulatory requirements relate to water and air pollution control and solid waste management measures or to restrictions of operations in environmentally sensitive areas. In connection with its acquisitions, the Company attempts to perform environmental assessments. However, environmental assessments have not been performed on all of the Company's properties. To date, expenditures for environmental control facilities and for remediation have not been significant in relation to the Company's results of operations. However, it is reasonably likely that the trend in environmental legislation and regulations will continue towards stricter standards and may result in significant future costs to the Company. For instance, efforts have been made in Congress to amend the Resource Conservation and Recovery Act to reclassify oil and gas production wastes as "Hazardous Waste," the effect of which would be to further regulate the handling, transportation and disposal of such waste. If such legislation were to pass, it could have a significant adverse impact on the operating costs of the Company, as well as the oil and gas industry in general.

New initiatives regulating the disposal of oil and gas waste are also pending in certain states, including states in which the Company conducts operations, and these various initiatives could have a similar impact on the Company. The COGCC has enacted rules regarding the regulation of disposal of oil field waste, including waste currently exempt from federal regulation. These rules may require the termination of production from some of the Company's marginal wells for which the cost of compliance would exceed the value of remaining production. In addition, as indicated above, the COGCC has enacted regulations imposing specific reclamation requirements on operators upon the conclusion of the operations, and is currently chairing a group including representatives of the oil and gas industry, environmental groups, surface owners, and local governments to consider adopting statewide reclamation requirements. The COGCC is also in the process of preparing new rules governing production pits which are intended to require closure of unlined pits and certain steel, fiberglass, cement and other vessels in designated sensitive areas (which will probably include most of the areas in Colorado that the Company operates) or adequate proof that such pits or vessels are not leaking. As currently drafted, such rules would permit operators to comply over a period of at least two years.
The COGCC proposals will be subject to review and comment of water quality agencies and other interested parties and thus may change from the approach described above. Management believes that compliance with current applicable laws and regulations or with proposals in their present formulation could possibly have a material adverse impact on the Company, but management is unable to predict the final form of the pending regulations or their potential impact on the Company.

Wyoming has recently established more stringent environmental regulations to ensure compliance with federal regulations. These new regulations are not expected to have a significant impact on the Company or its operations.

The Company believes that its operations comply with all applicable legislation and regulations in all material respects, and that the existence of such regulations has had no more restrictive effect on the Company's method of operations than other similar companies in the industry. Although the Company does not believe its business operations presently impair environmental quality, compliance with federal, state and local regulations which have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon the capital expenditures, earnings and competitive position of the Company, the extent of which the Company now is unable to assess.

Operational Hazards and Insurance

The Company's operations are subject to the usual hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

The Company maintains insurance of various types to cover its operations. The Company's insurance does not cover every potential risk associated with the drilling and production of oil and gas. In particular, coverage is not obtainable for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

ITEM 2 - PROPERTIES

PRINCIPAL OIL AND GAS INTERESTS

Developed Acreage - The Company currently owns producing oil and gas wells in Arkansas,
Colorado, Utah, Nebraska, and Wyoming.  The Company's producing properties as of December
31, 1995 are located in the following areas shown in the table below:
                                      OIL               GAS          Developed Acreage
                               ---------------     -------------     -----------------

Fields               State          Gross     Net(2)    Gross     Net(2)    Gross    Net(2)
                               Wells(1)  Wells     Wells(1)  Wells    Acreage  Acreage
Loveland Unit        Colorado        74          71                        3,563     3,488
Loveland Field       Colorado        14          13                        1,520     1,520
Pod Field            Colorado         5           4                          600       600
Yenter Field         Colorado         5           5                        1,655     1,655
Johnson's Corner     Colorado         5           4                        1,122     1,122
Twin Mills Field     Colorado         1           1                          160        80
Rago North Field     Colorado         8           1                          640        93
Peetz West Field     Colorado         5           4                          785       785
Weasel Field         Colorado         1           -                          320       290
Xenia North Field    Colorado         1           1                          120        83
Little Beaver Unit   Colorado        24          19        1         1     3,080     3,003
Other Fields         CO/NB/WY        28          18        3         2     6,842     5,376
Cowboy               Utah             4           4        1         1     1,200     1,199
Calf Canyon Unit     Utah            11           7                          640       421
Westwater            Utah                                  1         1       360       220
Enos Creek           Wyoming          4           3                          280       215
Arkansas             Arkansas         2           1                           40        10
Cisco Dome           Utah             1           1       38        30     8,877     8,267
Willow Creek         Wyoming          1           1                        2,820     1,378
                                    ----      ------     ----       ----   -----     -----
        Totals                      194        158 (3)   44        33(3) 34,624    29,805
                                    ====      ======     ====       ====  ======    ======

<F1>
(1)  Wells which produce both gas and oil in commercial quantities are classified as "oil"
wells for disclosure purposes.
<F2>
(2)  "Net" wells and "net" acres refer to the Company's fractional working interests multiplied by the number of wells or number of acres.
<F3>
(3)  Total may not foot due to rounding.

The majority of the Company's producing oil and gas properties are located on leases held by the Company for as long as production is maintained.

Undeveloped Acreage - The Company's gross and net working interests in leased undeveloped acreage as of December 31, 1995 is 1,002 and 817 acres, respectively. All these properties are located in Colorado and will expire at various times through 1997 unless production has been obtained.

COLORADO PROPERTIES

The Denver-Julesburg ("DJ") Basin encompasses most of northeast Colorado and parts of southeast Wyoming, southwest
Nebraska and western Kansas. Oil and gas are produced mainly from Cretaceous sandstones and limestones, with the "D" and the "J" sandstones being the most prolific producers in the Basin. The Company's activities have focused on the historically better producing zones, the "D" and the "J" sandstones and the Niobrara formation. Ninety percent of the Company's reserves are now in the DJ Basin. A summary of the fields in the DJ Basin are as follows with emphasis on the Loveland Field:

Loveland Field, Larimer and Weld Counties - Loveland Field is located near the City of Loveland, Colorado, 40 miles north of Denver. It contains the Company's most important properties, producing both oil and gas at an average rate of approximately 326 barrels of oil equivalent ("BOE") per day
(266 BOE net to the Company). Loveland Gas Plant and associated Pease facilities are located near the center of the field. Johnson's Corner Field is located just 2 miles east of Loveland field. Together, the Loveland Field, Johnson's Corner Field and Loveland Gas Plant constitute more than half of Pease's total assets.

The Company, with 90 producing wells, now owns and operates nearly all of the active Loveland Field wells. A majority of the wells in the main part of the field have been unitized by the Company as Loveland Field Unit. This was done to facilitate the drilling of infill wells without the restrictions of setbacks from lease or section lines imposed by state regulations and to consolidate operating facilities. The unitization also simplifies field operations and enhances the ability to drill extended length horizontal wells.

All of the Company's gas production from the Loveland and Johnson's Corner fields is processed in the Company's
Loveland Gas Plant, which has a rated capacity of approximately 6,000 Mcf per day. Pipeline systems are in place to gather gas from the Loveland and Johnson's Corner fields. There is also an interconnect into the Wattenberg pipeline system of K N Energy, which gives the gas plant access to third-party gas from the extensive Wattenberg field complex. Approximately 1,000 Mcf of gas per day from the Loveland and Johnson's Corner fields is currently processed through the Loveland gas plant. Third party gas has been processed at the plant in the recent past, but is not currently under contract. The natural gas produced from the Loveland area is extremely rich in liquid composition with an average heat content of 1,430 BTU per cubic foot.
The ability of the gas plant to recover natural gas liquids, such as propane and natural gasolines (B-G Mix), from the gas enhances the value of gas production and significantly increases the economic viability of additional development in the Loveland and Johnson's Corner fields.

Loveland structure is a simple asymmetric anticlinal feature with multiple pay zones. The field primarily produces from the Niobrara, Timpas, Codell, and Lakota formations with minor production from Muddy "J", Fuson, Lyons and shallow
Hygiene sandstones.

The Niobrara Formation is about 300 ft. thick and is laterally uniform across the field. It is by far the most important pay zone in the field. The formation can be divided into three zones based on the occurrence of high resistivity chalks, informally called upper, middle and lower benches. Generally, the limestone benches in the Niobrara are naturally fractured and range from 20 to 50 feet thick. The formation is tight. Economic production rate is sustained with the presence of natural fractures or by effective artificial hydraulic fracturing operations.

Timpas Limestone is 18-22 ft in thickness. The rock itself is tight. The production depends upon the presence of fractures. Many of the early wells drilled in the Loveland
Field were completed in Timpas. Some had cumulative production of 20,000 to 60,000 BO and initial production rate of several hundred barrels a day. Most of the wells drilled after 1968, however, were not completed in Timpas.

Codell Sandstone is a fine-grained, somewhat shaly siltstone with a gross thickness of about 30 ft. The Codell Sandstone in Loveland Field is perhaps among the best in the Denver-Julesburg basin in terms of pay thickness and petrophysical properties. Codell wells have similar predictable performances across the field.

Lakota Sandstone consists of conglomerates and fluvial channel sandstones. With initial production in 1962, Lakota has produced approximately 700,000 BO from six wells in the central portion of the Loveland field. Although current production is minimal, secondary recovery appears to be warranted and a waterflooding plan is under consideration with an expected recovery of 150,000 BO.

Since the acquisition from Skaer Enterprises in 1993, Loveland Field, the Loveland Gas Plant, and the nearby
Johnson's Corner field have been, and will continue to be, the focus of the Company's development plan. Through the Company's geological and engineering departments as well as by contracting outside consulting firms, the Company has been maintaining an active geological, engineering, operational and economic study program on a routine basis and exploring the feasibility of using various proven new technologies. Although the Company's development drilling operations in Loveland Field was largely curtailed in 1995 because of insufficient capital, a number of research projects continued, include detailed computer-aided geological interpretation and mapping. Several important understandings of the Loveland Field came into being as a result of such study and exploration.

Fractures are the most important factor in the Loveland field area and the distribution of fractures are uneven, exhibiting strong heterogeneity. The fracture systems in the Loveland field appear to be anastomosing micro-fracture clusters or swarms that are limited in length and the fractures are more abundant in the east side of the field along a structural bend. The field has been developed generally on 40-acre spacing following a traditional grid.
Studies of well performance and production history demonstrate that without connected open natural fractures, a well could only drain an area of a limited radius, perhaps as little as 50 feet, even with a "big frac job". We are confident that numerous isolated pockets or swarms of fracture systems remain undrained between the 40-acre wells.

Another important understanding of Loveland Field is the fracture orientation. In the past, the fractures in the Loveland Field were thought to be oriented in a north-south direction. As a result, in 1992, Skaer Enterprises drilled the only horizontal well in Loveland field and directed the well in a near east-west direction in order to penetrate a maximum number of fractures. However, in 1994, the Company drilled 4 new vertical infill wells and utilized an advanced logging technology known as Schlumberger FMI (Formation
Micro Image). These photo-like logs revealed that the fractures are vertical and, unlike the earlier belief, are consistently oriented in an east-west direction. This knowledge is extremely valuable for designing future horizontal wells.

Loveland Field area has an excellent potential for further low-risk development. Since the Skaer acquisition, the Company set out to implement several development programs by employing modern technologies, such as obtaining the FMI logs in the new in-fill wells and use of modern large-scale hydraulic fracturing and stimulation technologies in a 13 well Codell recompletion program in 1994. The Company is currently actively involved in making financial and technical arrangements and preparations to implement a horizontal-lateral drilling program, a 3-D seismic program and a recompletion program.

Horizontal drilling had its origin from the development of fractured tight reservoirs, such as the Niobrara and Austin
Chalk. Thousands of horizontal wells drilled in different parts of the world have proved that horizontal wells are an effective tool to develop fractured reservoirs. Our study of fractured Niobrara fields with similar geological and reservoir characteristics, such as Silo Field, shows that, in general, horizontal wells produce approximately three to five times more reserves than vertical wells. Management believes that Loveland Field has excellent conditions for a horizontal program. The horizontal program consists of drilling cased-hole laterals using existing vertical well bores and drilling new horizontal wells. The advantage of using the existing well bore over new wells is the lower cost and possibility of multiple completions. Currently, the Company intends to use some of the existing vertical well bores to drill 1,000 to 3,000 feet deep cased-hole laterals.
Drilling of multiple lateral legs into same or different target zones from a single vertical well bore is also in design process. Prospective target zones include the upper bench, lower bench, Timpas and Codell. Numerous locations are available that are expected to encounter additional fracture systems.

Concurrent to the initiation of the horizontal program, the Company plans to conduct a 3-D seismic program. The past practice of drilling wells following an arbitrary grid as in Loveland Field is wasteful, inefficient, and defies the heterogeneous nature of fractured reservoirs. The 3-D seismic program makes it possible to delineate the distribution and trend of fractures. With this type of information, future horizontal drilling will be more targeted. The 3-D seismic technology has proven to be successful and cost effective in other DJ Niobrara fields.
Other fast developing technology that can be applied in Loveland Field is cross-well tomography.

Among the existing wells, numerous opportunities exist to recomplete in certain behind-pipe zones using newer stimulation technologies. In many wells, Codell sandstone remains behind-pipe and is available for recompletion. Among the wells that have been completed in this zone, the original completions were inadequate because of limited stimulation. Timpas Limestone has only a total of 26 completions among 174 wells. Although the production appears erratic, the highly productive nature of a few of the wells indicates further recompletion possibility. Our recent geological and engineering study of Timpas has identified several wells to be prime candidates for recompletion. Work is currently under way to test these wells and the initial results appear promising. Depending on the final outcome of the first few recompletions, there are as many as 20-30 wells that can likely be recompleted in this zone. Of the three benches of the Niobrara Formation, the upper bench has been completed in most wells whereas the middle and lower benches are available for recompletion in many wells.

Johnson's Corner Field, Larimer County, Colorado - Johnson's
Corner Field is an extension of the Wattenberg Field with Muddy "J" Sandstone gas production. The wells produce approximately 40 BOE per day from the "J" sand. One well has also been completed in the Codell and Niobrara formations and production from all three zones is co-mingled. There are many additional in-fill development locations as well as Niobrara/Codell behind pipe reserves in four wells.

West Peetz Field, Logan County, Colorado - The Company operates 5 wells in two leases in the West Peetz field. The wells currently produce about 20 BOPD from the J sand. A detailed geological and engineering evaluation of the field in early 1995 suggested that West Peetz field can be produced profitably for many years to come and the field has an excellent potential for secondary recovery. A low-cost simple water injection plan has been recommended and is currently under consideration.

Pod Field, Washington County, Colorado - In Pod Field, the
Company has a 100% working interest and operates five wells which produce from the "J" sand. A geological and engineering evaluation of the field conducted in 1995 indicates the presence of undeveloped gas reserves in the Niobrara Formation.

Yenter Field, Logan County, Colorado - Yenter Field is a structural trap which has produced more than 10 MMBO and 24
BCFG since the 1950s from the "J" sand. Approximately 80% of wells in the field have been plugged and abandoned. The
Company owns and operates five wells with production of about 35 barrels of oil per day ("BOPD"). Water produced with oil from these five wells is injected back into the reservoir to help maintain reservoir pressures for continued production. Skaer acquired this production from Chevron USA and increased production by resizing downhole equipment and installing larger volume pumping units. The Company has conducted a complete geological and engineering study of Yenter Field, which has identified undeveloped potential in additional sandstone reservoirs and recommended reworking
"J" sandstone wells which have been shut in since the mid
1970s, and upgrading the pressure maintenance program. The
Company desires to acquire additional acreage in the field to implement a secondary recovery program possibly with horizontal wells.

North Minto Field, Logan County, Colorado - North Minto is a
"J" Sandstone field and was unitized for secondary recovery in 1989. One well was producing approximately 8 BOPD during 1993. The injection well had been shut-in during October
1992. The Company completed geologic and engineering reviews of the field after the acquisition and consequently re-established the injection program which increased production to 32 BOPD. In 1996, the Company will attempt to restore two wells back into production to benefit from the waterflood. Additional leases have been acquired as a result of this study and two additional drill sites have reserve potential in the North Minto Unit.

Little Beaver "D" Sandstone Unit, Washington County,
Colorado - Little Beaver "D" Sandstone Waterflood Unit has
15 wells producing approximately 77 BOE per day.  The
Company conducted an in-house geologic study in early 1995 and a waterflood study using ORBIS Engineering of Denver, Colorado. Although three to four additional "D" Sandstone drill sites have been identified and there is reasonably good potential for gas in the "J" sand, the studies concluded that the field has largely been depleted. The
Company decided in early 1996 to attempt to sell this property at an auction in April 1996.

Lower Horse Draw Field, Rio Blanco County, Colorado - The
Company has interests in two wells that produce gas from the Mancos B fractured silty shale in the Lower Horse Draw
Field. Proved developed reserves include 162,000 Mcf of gas net to the Company, and one potential location with 350,000
Mcf of gas in reserves.

UTAH PROPERTIES

Calf Canyon Field, Grand County, Utah - Calf Canyon Field is located on the southeast flank of the Uinta Basin in Utah.
In December 1993, the Company formed a federal unit in the field and commenced a waterflood for secondary recovery from the Cretaceous Cedar Mountain Formation. Independent reservoir engineers have estimated an additional 350,000 to 750,000 barrels of oil may be recoverable with a successful water flood project. Because no comparable project has been undertaken in the immediate area, these estimates are not considered proved reserves. After injecting approximately
90,000 bbls of water to date, the wells are starting to indicate a slight response to the project. The Company intends to increase the water injection volume in the second or third quarter of 1996. Cretaceous Dakota, and Jurassic
Morrison and Salt Wash sandstones are also prospective at Calf Canyon, with both behind pipe reserves and three undrilled development locations.

Cisco Dome Field, Grand County, Utah - In April 1995, the
Company purchased an 80% working interest in approximately
8,877 acres in the Cisco Dome Field. The Cisco Dome Field is located adjacent to the Calf Canyon Field. The property in the Cisco Dome Field contains 39 wells of which 21 are currently producing gas from intervals ranging from 2,000 to 3,200 feet. Currently, the average aggregate production from these properties is approximately 500 Mcf and 12 bbls of oil per day as well as a small amount of oil. Management of the Company has extensive knowledge and experience with operations in and near this field. Accordingly, Management believes that this acquisition will benefit the Company by increasing production and reducing the cost of current operations on a well-by-well basis when the operations are combined with the Calf Canyon Field.

Cowboy Field, San Juan County, Utah - The Company has a 100% interest in four oil wells in Cowboy Field in southeast
Utah. The field is within the Paradox Basin and production is from the Pennsylvanian Ismay Formation. The Company has behind pipe potential and at least one development drillsite.

WYOMING PROPERTIES

Enos Creek Field, Hot Springs County, Wyoming - Enos Creek
Field is located in the southwestern Big Horn Basin of central Wyoming. In early 1992, the Company entered into a farmout agreement with an industry partner to co-develop
Enos Creek Prospect. During the summer of 1992, the Company and its partners drilled a side track well from an existing wellbore targeted at a separate fault block in the geologic structure. The well penetrated three oil zones while drilling, one in the Curtis Formation and two in the Phosphoria Formation.

Present production is approximately 5 barrels of oil per day
(3 barrels net to the Company's interest) from the Phosphoria Formation.

Enos Creek Field has additional drilling potential for the Pennsylvania Tensleep Formation which was not penetrated in the 1992 drilling. The Company intends to recomplete a well adjacent to existing well in the Tensleep Formation in the second or third quarter of 1996. In addition, the Company will continue to investigate the potential development of this field by using 3-D seismic when funds are available.


TITLE TO PROPERTIES

As is customary in the oil and gas industry, only a perfunctory title examination is conducted at the time oil and gas leases are acquired by the Company. Prior to the commencement of drilling operations, a thorough title examination is conducted. The Company believes that title to its properties is good and indefeasible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions, which in the opinion of counsel, are not so material as to detract substantially from the property economics. In addition, some prospects may be burdened by customary royalty interests, liens incident to oil and gas operations and liens for taxes and other governmental charges as well as encumbrances, easements and restrictions. The Company does not believe that any of these burdens will materially interfere with the use of the property.

ESTIMATED PROVED RESERVES

The oil and gas reserve and reserve value information is included in Part II, Item 7 at footnote 10 of the consolidated financial statements, titled Supplemental Oil and Gas Disclosures. This information is prepared pursuant to Statement of Financial Accounting Standards No. 69, which includes the estimated net quantities of the Company's
"proved" oil and gas reserves and the standardized measure of discounted future net cash flows. The reserve information is based upon an independent engineering evaluation by McCartney Engineering, Inc. The Company has not filed any reports containing oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission and the Department of Energy. There were no differences in the reserve estimates reported to these two agencies.

The Table below sets forth the Company's estimated quantities of proved reserves all of which are located in the Continental U.S., and the present value of estimated future net revenues from these reserves on a non-escalated basis using year-end prices ($17.66 per barrel and $1.70 per MCF as of December 31, 1995) discounted by 10 percent per year as of the end of each of the last three fiscal years:


                                                             December 31,
                                              ----------------------------------------
                                                 1995            1994           1993
                                              ---------       ---------      ---------
Estimated Proved Oil Reserves (Bbls)          1,294,000       1,352,000      1,045,000
Estimated Proved Gas Reserves (Mcf)           5,851,000       5,724,000       5,854,000

Estimated Total Future Cash Inflows        $ 32,620,000    $ 32,422,000    $ 24,836,000

Present Value of Estimated Future
    Net Revenues(before the estimated
    future income tax expenses)            $ 10,280,000    $  9,863,000    $  6,636,000

The table above does not include the reserve values associated with the Gas Plant. The Gas Plant reserves are disclosed in Part II, Item 7 of footnote 10.

There has been no major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves subsequent to December 31, 1995.

NET QUANTITIES OF OIL AND GAS PRODUCED

The Company's net oil and gas production for each of the last three years
(all of which was from properties located in the United States) was as follows:

                                            Year Ended December 31,
                                       ----------------------------------
                                         1995         1994         1993
                                       ---------    --------    ---------
              Oil (Bbls)               121,000      155,000       55,000
              Gas (Mcf)                497,000      543,000      190,000

The average sales price per barrel of oil and Mcf of gas, and average production costs per barrel of oil equivalent ("BOE") excluding depreciation, depletion and amortization were as follows:

                                       Average             Average             Average
                   Year Ended       Sales Price         Sales Price          Production
                  December 31        Oil (Bbls)          Gas (Mcf)          Cost Per BOE
                  -----------       -----------         -----------         ------------
                     1995             $16.77               $1.18               $7.87
                     1994             $15.94               $1.36               $8.90
                     1993             $15.00               $2.19               $8.79


The above table represents activities related only to oil and gas production. It does not include any activity or residual value added from the Gas Plant.

DRILLING ACTIVITY

The following table summarizes the Company's oil and gas drilling activities, all of which were located in the continental United States, during the last three fiscal years:


                                                   Year Ended December 31,
                                       ---------------------------------------------
                                           1995             1994            1993
                                       ------------     ------------   -------------
                   Wells Drilled       Gross    Net     Gross    Net    Gross    Net
                   -------------       -----    ---     -----    ---    -----   ----
                   Exploratory
                      Oil                -       -        -       -       -      -
                      Gas                -       -        -       -       -      -
                      Non-productive     -       -        1      .25      -      -
                                       -----   -----    -----   -----   -----  -----
                        Total            -       -        1      .25      -      -
                                       =====   =====    =====   =====   =====  =====

                   Development
                      Oil                -       -        4      3.92     -      -
                      Gas                -       -        -        -      -      -
                      Non-productive     -       -        -       -       -      -
                                       -----   -----    -----   -----   -----  -----
                        Total            -       -        4      3.92     -      -
                                       =====   =====    =====   =====   =====  =====

The Company was not participating in any drilling activity at December 31, 1995 or at March 25,1996.

ITEM 3 - LEGAL PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation of its business. The
Company is not currently involved in any such incidental litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's Security holders during the fourth quarter ending December 31, 1995.

                             Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a) Market Information - The Company's Common Stock has been quoted on the NASDAQ Small-cap Market, under the symbol
WPOG, since July 1980. The Company's Preferred Stock, having the symbol WPOGP, has traded on the NASDAQ Small-cap
Market since August 1993.

Bid Quotations - The following table shows the range of high and low bid quotations for each quarterly period since
January 1, 1994, as reported by the National Association of Securities Dealers, Inc. (such quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.):


                                                     Bid Prices
                                     ------------------------------------------
                                        Common Stock           Preferred Stock
                                     ------------------------------------------

            Quarter Ended              High      Low            High      Low
            ------------------       -------  --------        --------  -------
            December 31, 1995         9/16      13/32           4 5/8     3 7/8
            September 30, 1995         7/8        1/2           4 5/8     4 5/8
            June 30, 1995            31/32        5/8           5 7/8     4 3/4
            March 31, 1995           1 3/4      23/32           5 7/8     3 5/8

            December 31, 1994        3 5/8      1 5/8           8 1/2     4 3/4
            September 30, 1994           3      1 3/4           8 1/2     6 7/8
            June 30, 1994            2 3/8          2           8 3/8         7
            March 31, 1994           2 3/8      1 7/8           8 1/2     7 1/2

(b) Stockholders - As of March 25, 1996, the Company had 1,014 holders of record of the Company's Common Stock and 24 holders of record of the Company's Preferred Stock. This does not include the holders that have their shares held in a depository trust in "street" name. As of March 25, 1996 at least 4,066,780 shares (or 56%) of the issued and outstanding common stock and at least 172,568 shares (or 85%) of the issued and outstanding preferred stock was held in a depository trust in "street" name.

(c) Dividends - The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company is precluded from paying dividends on its Common Stock so long as amounts are owed under the Company's secured bank loan agreement or any dividends on the Preferred Stock are in arrears.

Holders of shares of Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors out of funds at the time legally available therefor, cash dividends at an annual rate of 10% (equal to $1.00 per share annually), payable quarterly in arrears. Cumulative dividends accrue and are payable to holders of record as they appear on the stock books of the Company on such record dates as are fixed by the Board of Directors.

The Preferred Stock was issued in August 1993 and the Company declared and paid five consecutive dividends for the quarters ended September 30, 1993 through September 30, 1994. In December 1994, the Board of Directors voted not to declare the quarterly cash dividend to holders of the Company's Preferred Stock for the fourth quarter of 1994. The decision to not pay the quarterly dividend was a result of the Company's continuing operating losses, the cash and working capital position, and the Company's belief that its primary lender would not approve the payment thereof. In March 1995, the Board of Directors voted to suspend payment on any future Preferred Stock dividends indefinitely. However, pursuant to the terms of the Preferred Stock, dividends will continue to accrue on a monthly basis. Dividends paid in the future, if any, on the Preferred Stock will be contingent on many factors including, but not limited to, whether or not a dividend can be justified through the cash flow and earnings generated from future operations.

The Preferred Stock will have priority as to dividends over the Common Stock and any series or class of the Company's stock hereafter issued, and no dividend (other than dividends payable solely in Common Stock or any other series or class of the Company's stock hereafter issued that ranks junior as to dividends to the Preferred Stock) may be declared, paid or set apart for payment on, and no purchase, redemption or other acquisition may be made by the Company of, any Common Stock or other stock unless all accrued andunpaid dividends on the Preferred Stock have been paid or declared and set apart for payment.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS


SELECTED FINANCIAL DATA

                                                          YEAR ENDED DECEMBER 31,
Statement of Operations Data:                    (In Thousands Except the Per Share Data)
                                                 ----------------------------------------
                                                                1995      1994
                                                                ----      -----

         Oil and Gas Sales                                    $ 2,624    $ 3,221
         Gas Plant Revenue                                      5,008      6,738
         Total Operating Revenues                               9,040     12,069
         Net Loss                                                (765)    (1,707)
         Preferred Stock Dividend:
              Declared                                            -         (868)
              In Arrears                                         (203)      (290)
              Converted in tender offer                          (117)
              Non-cash inducement to convert to common stock   (1,524)       -
                                                               -------    -------
                   Total                                       (1,844)    (1,158)
                                                               -------    -------
         Net Loss Applicable to Common Stockholders           $(2,609)   $(2,865)
                                                               =======    =======

         Per Share Data:
           Before non-cash inducement                         $ (0.18)   $ (2.32)
           Non-cash inducement                                  (0.24)       -
                                                               -------    -------
           Net Loss Applicable to Common Stockholders         $ (0.42)     (2.32)
                                                               =======    =======
         Cash Dividends Declared Per Common Share                None       None
                                                               =======    =======

Balance Sheet Data:
                                                               As of December 31,
                                                               ------------------
                                                                1995       1994
                                                              --------  ---------
         Working capital (deficit)                            $  (500)   $  (429)
         Total assets                                         $13,440    $15,839
         Long-term liabilities                                $ 1,603    $ 2,652
         Stockholders' equity                                 $ 9,017    $ 9,354


LIQUIDITY, CAPITAL RESOURCES AND CAPITAL EXPENDITURES:

Liquidity and Capital Resources
At December 31, 1995, the Company's cash balance was
$677,275 with a working capital deficit of $500,180 compared to as cash balance of $532,916 and a working capital deficit of $429,417 at December 31, 1994. The change in the Company's cash balance is summarized as follows:

         Cash balance at December 31, 1994            $ 532,916
         Cash provided by operating activities          380,175
         Capital expenditures                          (387,403)
         Proceeds from sale of property
           and equipment                                823,631
         Redemption of certificates of deposit           43,000
         Payments on long-term debt                    (943,341)
         Net proceeds from issuance of
           common stock                                 228,297
                                                        -------
         Cash balance at December 31, 1995            $ 677,275
                                                        =======

In addition to the components effecting cash, the increase in the working capital deficit can be substantially attributed to the increase in the current maturities of long-term debt from $1,027,000 at December 31, 1994 to $1,100,474 at December 31, 1995.

Early in 1995, the Company initiated a corporate restructuring that focused on: eliminating areas of its business that were losing money; reducing operating costs;
increasing efficiencies; and generating funds for working capital. These initiatives included:

1) The disposition of approximately 35 wells that generated operating loses of approximately $134,000 in 1994. These properties were sold during 1995 and generated net proceeds of approximately $215,000 and the Company recognized a gain of approximately $55,000 on the transaction. Because of the losses suffered by these properties in 1994, Management does not expect any negative financial impact on the Company's future operations from the disposition of the properties and believes that the actions taken will increase the net margin generated from oil and gas operations;

2) A substantial downsizing of the Company's oil field service and supply operations. As is more fully discussed and illustrated in the Results of Operations section, the Company's Oil Field Service and Oil Field
         Supply operating margins have been historically low and even unprofitable. The burden of these low margins or operating losses have been compounded with the risks inherent in these operations, the capital investment required to maintain and operate and the uncertainty of the future prospects in light of the overall decrease in natural gas prices and drilling activity.
         Downsizing these operations is not expected to have a material negative effect on the Company's overall results of operations. However, as a result of the downsizing, the Company was able to generate net proceeds of approximately $600,000 from the sale of service equipment and supply store inventory. On an aggregate basis, the Company realized a gain of approximately $20,000 on the disposition of the service and supply assets;

3) Closing the administrative office in Denver, Colorado which eliminated annual payroll costs associated with its accounting and administrative staff of approximately $140,000. The Company also expects savings of an additional $60,000 annually from costs duplicated as a result of the Company maintaining two administrative offices (such as rent, telephone, insurance and office supplies).

Prior to the restructuring initiatives discussed above, the Company also addressed one of the single largest cash demands burdening the Company - the preferred stock dividend. In light of the Company's continuing operating losses, deteriorating working capital position, and belief that the Company's primary lender would not approve a payment thereon, the Company's Board of Directors voted in December, 1994 to not declare the quarterly cash dividend to holders of the Company's Series A Cumulative Convertible
Preferred Stock ("Preferred Stock") for the fourth quarter of 1994. In March 1995, the Board of Directors voted to suspend payment on any future Preferred Stock dividends indefinitely. However, pursuant to the terms underlying the Preferred Stock, dividends will continue to accrue on a monthly basis. Dividends paid in the future, if any, on the Preferred Stock will be contingent on many factors, including but not limited to, whether or not a dividend can be justified through the cash flow and earnings generated from future operations.

Since the future payment of Preferred Stock dividends was so uncertain, and the Company wanted to preserve its working capital, in January 1995, the Company extended a tender offer to the Preferred Stockholders. On February 28, 1995, the Company completed the tender offer to its Preferred
Stockholders whereby the holders of the Company's Preferred
Stock were given the opportunity to convert each share of Preferred Stock, and all then accrued and undeclared dividends (including the full dividend for the quarters ending December 31, 1995 and March 31, 1995) into 4.5 shares of the Company's Common Stock and warrants to purchase 2.625 shares of Common Stock at $5.00 per share through December
31, 1996 and $6.00 per share through August 13, 1998, (the date the warrants expire). As a result of the tender offer, 933,492 shares of the Preferred Stock converted into 4,200,716 shares of the Company's Common Stock and warrants to purchase 2,450,417 shares of Common Stock. In addition, 21,600 shares of Preferred Stock converted into 56,739 shares of Common Stock prior to the tender offer.
Accordingly, as of March 25, 1996 there remains 202,688 shares of Preferred Stock outstanding. These events substantially changed the capital structure of the Company and alleviated the burden of approximately 83% of Preferred
Stock dividends.

In July 1995, the Company completed a private placement of 250,000 "Units" at $1.50 each. Each unit consisted of two shares of common stock and one warrant to purchase one share of common stock at $1.25 per share. The warrants are exercisable after July 31, 1995, expire on April 30, 1997, and are redeemable by the Company at $0.25 per warrant. As of December 31, 1995, the Company had received proceeds of $306,250 related to this private placement and the remaining
$68,750 was received in February 1996.

The success of the Company is largely dependent on its ability to raise additional debt or equity capital to fund future drilling and development activities. Since the acquisition of Skaer in August of 1993, the Company has suffered from undercapitalization, lacking the necessary funds to properly exploit the assets acquired from Skaer.
Over the past 18 months, management has pursued various avenues in search of a strategic partner to facilitate the Company's growth.

As a result of these efforts, in March 1996, the Company entered into a consulting agreement with Beta Capital Group, Inc. ("Beta"). Beta is located in Newport Beach, California and specializes in emerging companies that have both capital needs and market support requirements. Steve Antry, Beta's
President, is from a third generation oil and gas background and was an officer of Benton Oil and Gas between 1989 and 1992 and marketed Swift Energy's Income Funds between 1987 and 1989.

The Company has joined forces with Beta in an effort to raise significant debt or equity capital in the very near future. For instance, it is anticipated the Company, with Beta's assistance, will be raising capital in the second quarter of 1996. The proceeds from these efforts, if successful, will be used for working capital, horizontal drilling in Loveland Field, Colorado, and possibly to participate with other industry participants in select drilling ventures in Louisiana, the Gulf of Mexico or elsewhere in the continental United States. The capital raising discussed above is only the first of a series of financings the Company is contemplating with Beta's assistance. Accordingly, Management firmly believes that this union with Beta, will put the Company well on its way to realizing its goal of growth and expansion.

The initial term of Beta's agreement is for two years and provides for minimum monthly cash consulting fees of $17,500. However, these fees can be terminated if the Company has not completed an initial financing of at least
$1,000,000 within 90 days after a financing document is prepared and available for distribution. The contract may also be canceled if a second financing of at least
$2,000,000 in either debt or equity is not completed by March 1997. The Company anticipates that the initial financing for the first $1,000,000 will begin in April 1996 and be completed within the second quarter of 1996.

In addition to Beta's cash compensation, the Company also agreed to grant Beta warrants to purchase 1,000,000 shares of the Company's common stock. The exercise price of the warrants is $.75 per share and the warrants expire in March
2001. However, the Company may elect to cancel warrants for 500,000 shares if the initial $1 million dollar financing currently contemplated for the second quarter of 1996 is not completed by September 1996. If the initial $1 million dollar financing is completed, but a second financing for at least $2 million is not completed by March 1997, the Company may elect to cancel warrants for 250,000 shares. If Beta fails to meet other performance criteria set forth in the agreement, the Company may elect to cancel warrants for an additional 250,000 shares in March 1998. If the performance criteria in the Consulting agreement are met during the first two years, Beta can elect to extend the agreement for one additional year.

The Company also agreed to pay Beta a fee equal to 2% of the net proceeds from any debt or equity financing procured by Beta and up to 7% from the net proceeds from any warrants which are exercised during the term of the agreement or up to six months after termination in certain circumstances.
The cash compensation and expense reimbursements paid to Beta will be limited to 15% of gross proceeds generated from any financing procured by Beta plus the gross proceeds generated from the exercise of any warrants that may be consummated and completed during the term of the agreement.

Upon completion of the initial financing, the Company agreed to nominate to the Board of Directors up to two individuals should they choose to become Directors. Upon completion of the second financing, the Company and Beta may mutually agree on the addition of another Board member who is affiliated with a substantial future equity investor in the Company.

Regardless of the outcome of the contemplated financings discussed above, Management believes the current cash flows will support continued operations. The Company has not yet determined what actions it will take if the contemplated financings should be unsuccessful or if the current cash flows will not support continued operations. However, potential actions may include (i) selling existing oil and gas properties; (ii) reducing , downsizing, discontinuing and/or spinning-off other assets and operations of the Company; and (iii) attempting to raise additional capital through private placements, joint ventures or debt financing with partners other than Beta.



Long-term Debt
During the year ended December 31, 1995, the Company's payments on long term debt were as follows:
                                        Payments
                        ----------------------------------------
                        Principal      Interest          Total
                        ---------      --------       ----------
    Bank primary lender $ 826,156      $ 249,707      $1,075,863
     All others           117,185         24,028         141,213
                          -------        -------       ---------
                        $ 943,341      $ 273,735      $1,217,076
                          =======        =======       =========

As a result of the debt servicing in 1995 the Company's debt-to-equity ratio decreased from 35% at December 31, 1994 to 26% at December 31, 1995.

As of December 31, 1995, the Company had violated a financial covenant related to cash flow with its primary lender. In March 1996, the bank agreed to restructure the former cash flow requirement to provide for less restrictive cash flow coverage and waived the former covenant violation. With the restructured covenants, Management believes it is reasonably possible that there will be no covenant violations in 1996.

Capital Expenditures
During 1995, the Company invested $387,403 in property and equipment and is summarized as follows:

              Gas Plant                $ 174,262
              Oil and Gas Properties     161,218
              Service Equipment and
               Rolling Stock              42,605
              Office Equipment             9,318
                                         -------
                                       $ 387,403
                                         =======

The costs in the Gas Plant category were incurred in connection with the Gas Plant expansion activities intended to accommodate and process additional third party gas. The
Gas Plant expansion activities are discussed in more detail in the Results of Operations section under the caption Gas
Plant Liquids and Gas. Approximately $60,000 of the costs incurred in the Oil and Gas Properties category were incurred to purchase the 80% working interest in the Cisco
Dome Field in Grand County, Utah, and the remaining balance represents costs for workovers and equipment acquisitions related to maintaining or enhancing the current production in the oil and gas operations.

RESULTS OF OPERATIONS:

Overview
The Company's largest source of operating income is from the sale of produced oil, gas, and natural gas liquids. Therefore, the level of the Company's revenues and earnings are affected by prices at which natural gas, oil and natural gas liquids are sold. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in natural gas, oil and natural gas liquid prices and the lack of predictability of those fluctuations as well as changes in production levels.

Total Revenue
Total Revenue from all operations was as follows:

                                                 For the Years Ended December 31,
                                            -----------------------------------------
                                                  1995                     1994
                                            ----------------         -----------------
                                            Amount        %          Amount         %
                                            ------       ---         ------        ---
Gas Plant:
         Marketing and trading           $ 3,872,565      42%     $  5,849,878     48%
         Processing                        1,135,050      13%          888,743      8%
                                           ---------     ---        ----------     ---
              Total gas plant              5,007,615      55%        6,738,621     56%
     Oil and gas sales                     2,623,782      29%        3,220,761     27%
     Oil field services                      740,709       8%        1,279,013     11%
     Oil field supply and equipment          562,032       6%          720,928      5%
    Well administration and other income     106,122      2%          109,376      1%
                                          ----------     ----       ----------     ---
              Total revenue              $ 9,040,260     100%      $12,068,699    100%
                                          ==========     ====       ==========    ====

The decrease in total revenue is primarily a result of lower volumes of natural gas delivered and accounted for under the caption Gas Plant-Marketing and Trading, lower natural gas prices, a decrease in production and a loss of revenue resulting from the Company's downsizing of its service and supply operations. These circumstances, along with any known trends or changes that effect revenue on a line-by-line basis are discussed in following paragraphs under their respective captions.

Gas Plant Marketing and Trading
The Company has a "take-or-pay" contract with Public Service Company of Colorado ("PSCo") which calls for PSCo to purchase from the Company a minimum of 2.92 billion cubic feet ("BCF") of natural gas annually. The price paid the Company by PSCo is based on the Colorado Interstate Gas Commission's "spot" price plus a fixed price bonus. The contract is currently filled by the Company by two different methods. The Company fills a portion of this contract with marketing and trading activities which represent gas purchased from third parties and sold to PSCo under the terms of the contract. In both 1995 and 1994, the price between the amount paid the third party producers and the amount received from PSCo under the "take-or-pay" contract was a constant price per MMBtu. However, the volumes sold and the price paid by PSCo do vary on a monthly basis.

Operating statistics for the two years are as follows:

                                     For the Year Ended
                                        December 31,
                                  --------------------------
                                     1995           1994
                                  ---------      ----------
     Total Volume Sold (Mcf)      2,586,205       2,979,572
     Average Price              $      1.50     $      1.96
                                 -----------     -----------
         Total Revenue          $ 3,872,565     $ 5,849,878
     Costs                       (3,404,169)     (5,315,241)
                                 -----------     -----------
         Gross Margin           $   468,396     $   534,637
                                 ===========     ===========

The lower volumes sold in 1995, as compared to 1994, is a result of the Company displacing the brokered gas volume in order to process third party gas through its gas plant during 1995 (see the discussion below under the caption Gas
Plant Liquids and Gas).

The lower prices received by the Company in 1995 are primarily related to the competitive environment fostered by FERC Order No. 636, constrictions on moving and selling gas in eastern markets and a lower demand for natural gas in the DJ Basin. The constrictions for moving gas to the eastern markets became even more apparent in 1995 when a record high "basis" differential was created between the natural gas prices in the Rocky Mountain region and the eastern markets. The price of gas in the eastern markets was significantly higher than that in the Rocky Mountain region. As a result of this basis differential, a few major pipeline companies in the Rocky Mountain region are contemplating expanding their compression capabilities or possibly building new pipelines in the Rocky Mountain region for east coast distribution. Should these events occur, Management believes the basis differential would eventually tighten, or even disappear, and all Rocky Mountain producers would realize higher gas prices at the wellhead. However, until that time, the Company expects gas prices in the DJ Basin and the entire Rocky Mountain region to continue to be depressed due to the restructuring and unbundling of services mandated by FERC Order No. 636, constrictions on moving and selling gas in eastern markets and other factors beyond the Company's control.

The contract with PSCo expires on June 30, 1996. Historically, the price paid by PSCo under this contract has been at a premium above the market and therefore has allowed for the marketing and trading activities. With the increasing competition fostering within all phases of the natural gas industry, compounded by FERC Order No. 636, it is unlikely that the contract will be renewed at an above market premium. Accordingly, since the gross margin represents the net cash flow and income generated from this activity, the loss of this premium contract price will have a very material and negative impact on the Company's future operations.

Gas Plant Liquids and Gas
These categories account for the natural gas sold at the tailgate of the Gas Plant and the natural gas liquids extracted and sold by the Gas Plant facility. During 1994 the revenues generated from these products were a result of the Company's own production from the Loveland and Johnson's Corner Fields. However, between February 1995 and September 1995, the Company purchased third party gas in an effort to increase the Gas Plants utilization.

         Operating statistics for the two years are as follows:

                                                For the Year Ended December 31
                                              -----------------------------------
                                                 1995                     1994
                                            --------------           --------------
                                                      Average                  Average
Production:                       Volumes         Price      Volumes       Price
                                       -------        -------     -------      -------
         Natural Gas Sold (Mcf)        444,171        $ 0.72      329,044      $ 0.68
         B-G Mix (gallons)           1,354,018        $ 0.33    1,270,770      $ 0.29
         Propane (gallons)           1,053,852        $ 0.35      960,310      $ 0.31

Operating Margin:                         Amount                     Amount
         Revenue                            $ 1,135,050                 $ 888,743
         Costs                                 (942,867)                 (573,206)
                                              ----------                 ---------
              Gross Margin                  $   192,183                 $ 315,537
                                              ==========                 =========
              Gross Margin Percent                  17%                       36%

The increase in processing volumes and revenue can be substantially attributed to the Company purchased and processed third party gas between February 1995 and September 1995.

Costs associated with the Gas Plants operations consist of both semi-fixed and variable costs. The semi-fixed costs consist of direct payroll, utilities, operating supplies, general and administrative costs, and other items necessary in the day-to-day operations. The semi-fixed costs average approximately $435,000 annually and are not expected to change significantly regardless of the volume processed by the Gas Plant. The variable costs consist primarily of purchased gas, plant fuel and shrink, lubricants, repair and maintenance, and costs of gas marketing and buying. These costs are generally a direct function of the volume processed by the Gas Plant and are expected to either increase or decrease proportionately with the corresponding plant production. The costs in 1995 have increased both in amount and as a percentage of revenue, when compared to 1994, as a result of the Company purchasing and processing third party gas between February 1995 and September 1995. Prior to that time, most of the gas processed by the Gas Plant was from wells the Company owned. Accordingly, the variable costs, as a percentage of revenue, increased significantly in 1995.

During the third quarter of 1995 the Company experienced several operational problems caused by processing higher volumes of gas. On several occasions, these operational problems forced the Gas Plant to either shut down or take the incoming gas to flare. In order to identify and correct the operational problems, the Company elected not to purchase and process any significant amount of third party gas beginning October 1, 1995. Management believes the operational problems encountered in the third quarter of 1995 have been corrected but as of the date of this report the Company is not processing any third party gas. In light of the uncertainty of the PSCo gas contract discussed previously under the caption Gas Plant Marketing and Trading, and the increasing competitive environment in the natural gas market, it is uncertain at this time if the Company will be able to compete with other gas plants and purchasers of natural gas from the Wattenburg Field. Accordingly, it cannot be determined at this time when, or if, the Company will process any additional third party gas.

Oil and Gas
Operating statistics for oil and gas producing activities for the two years are as follows:

                                        1995                 1994
                                     --------             --------
Production:
         Oil (bbls)                   121,456              155,541
         Gas (Mcf)                    496,537              543,428

Average Collected Price:
         Oil (per Bbl)                 $16.77               $15.94
         Gas (per Mcf)                 $ 1.18               $ 1.36

Operating Margin:
         Revenue                    $2,623,782          $3,220,761
         Costs                      (1,617,318)         (2,189,780)
                                    -----------         -----------
           Gross Margin             $1,006,464          $1,030,981
                                    ===========         ===========
           Gross Margin Percent             38%                 32%

Change in oil and gas revenue
  attributed to:
         Production                 $ (607,280)
         Price                          10,301
                                     ---------
                                    $ (596,979)
                                     ==========

Average Production Cost per
   BOE before DD&A                  $7.87               $8.90

It should be noted that the Company was able to maintain the gross margin on its oil and gas producing activities despite the 22% decrease in oil production and a 14% decrease in gas production. This is primarily a result of the Company's efforts to manage production and control costs. Approximately 30% of the decrease in production is a result of the natural decline of oil and gas wells and the remaining decrease is attributable to the sale of 35 wells in 1995. The wells sold in 1995 lost approximately $134,000 in 1994.

Oil Field Services and Oil Field Supply
Operating statistics for the Company's service and supply operations for the two years ended are as follows:

                            Service Operations                 Supply Operations
                                For the Year                      For the Year
                             Ended December 31,                 Ended December 31,
                        -------------------------          -------------------------
                             1995         1994                 1995           1994
                             ----         ----                  ----           ----
     Revenue            $  740,709     $1,279,013          $  562,032     $  720,928
     Costs                (721,794)    (1,183,501)           (669,794)      (663,500)
     Depreciation         (144,664)      (294,860)            (12,716)       (12,120)
                         ---------     ----------          ----------     ----------
  Net Operating
       Income (Loss)   $ (125,749)    $ (199,348)         $ (120,478)    $   45,308
                          =========     ==========          ==========     ==========

It should be noted that substantially all of the net operating losses in 1995 were incurred prior to the Company completing its restructuring. Management of the Company recognized that the margins in the oil field service and supply business have been historically low and even unprofitable. The burden of these low margins or operating losses were compounded with the risks inherent in these operations, the capital investment required to maintain and operate, and the uncertainty of the future prospects in light of the overall decrease in natural gas prices and drilling activity. Accordingly, as stated previously, the Company initiated and completed a plan of restructuring during 1995 that included a significant downsizing of its service and supply operations. A summary of the restructuring for both operations is discussed in the following paragraphs.


Service Operations
Historically, the Company's service business has operated out of two locations - Loveland and Sterling Colorado. The services provided included: servicing rigs, vacuum trucks, roustabout services and hot oiling services. The operations serviced both the Company's needs and those of third parties. The restructuring was focused on reducing the service rig, vacuum truck and roustabout operations to a point where the Company can service its own needs efficiently and at the lowest possible cost while performing only limited services for third parties. Any services of this type to third parties will be limited to those circumstances when the equipment and man power is not needed in the Company's operations. The Company did retain its hot oiler fleet and intends to continue providing this service to third parties on a full time basis. Although management anticipates the future revenues generated from the service operations will be reduced to approximately $350,000 annually, it is not expected to have a material negative effect on the Company's overall results of operations in light of the historically low margins and/or operating losses.

Supply Operations
Historically, the Company's supply business has also operated out of two locations - Loveland and Sterling, Colorado. The restructuring was focused on consolidating the operations to one location (Loveland, Colorado), eliminating duplicate costs and ultimately reducing the amount of inventory. Although management expects total revenues to decrease to approximately $300,000 annually, it is not expected to have a material negative effect on the Company's overall results of operations in light of the historically low margins and/or operating losses.

Well Administration and Other Income:
This revenue primarily represents the revenue generated by the Company for operating oil and gas properties. There has been no significant change in the average monthly revenue between 1994 and 1995 and Management does not expect any significant change in the future.

General and Administrative Expenses:
General and Administrative Costs decreased 35% from $1,617,107 in 1994 compared to $1,059,306 for 1995. The decrease can be substantially attributed to the considerable effort put forth by Management of the Company to decrease and control general and administrative expenses for 1995. For example:

a) measures taken included downsizing of personnel, using contract services for temporary assignments, eliminating unnecessary services or supplies, and evaluating certain types of costs for efficiency and need;

b) two officers, with salaries aggregating $130,000 annually, resigned in 1994 and were not replaced;

c) in connection with the restructuring announced in the second quarter of 1995, the Company closed its administrative office in Denver, Colorado and has eliminated annual payroll costs associated with its accounting and administrative staff of approximately $140,000;

d) the closing of the administrative office in Denver, Colorado is anticipated to save the Company an additional $60,000 annually from costs that were duplicated as a result of the Company maintaining two administrative offices (such as rent, telephone, insurance and office supplies).

Management is continually evaluating ways to further cut general and administrative costs. However, there can be no assurance that future general and administrative costs will be further curtailed nor can there be any assurance that general and administrative costs may not increase in future periods. The consulting contract entered into with Beta, in March 1996 is expected to increase annual expenses at least $320,000.

Depreciation, Depletion and Amortization:
Depreciation, Depletion and Amortization ("DD & A")
consisted of the following for 1995 and 1994:
                                      1995               1994
                                    --------           --------
Oil and Gas Properties            $  741,924          $ 884,100
Gas Plant and Other Buildings        245,953            270,640
Rolling Stock                        124,443            215,930
Other Field Equipment                 41,730            105,050
Furniture and Fixtures                46,437             42,870
Non-Compete Agreements                91,827             96,000
                                   ---------           --------
         Total                    $1,292,314         $1,614,590
                                  ===========        ===========

DD&A per BOE for oil and gas properties remained relatively constant at $3.73 per BOE in 1995 compared to $3.59 per BOE in 1994. The decrease in DD&A for the Rolling Stock and Other Field Equipment can be attributed to the disposition of the corresponding assets during the restructuring of the Service and Supply operations.

Impairment of Oil and Gas Properties:
In March 1995, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 121,
"Accounting for the Impairment for all Long-Lived Assets, including proved oil and gas properties. During the fourth quarter of 1994, the Company adopted SFAS No. 121, which requires the Company to assess impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of oil and gas properties is performed, the Company is required to compare the net carrying value of proved oil and gas properties on a lease-by-lease basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties.
If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. At December 31, 1994, the estimated fair value of the impaired properties was determined by using 1994 year-end prices and costs and discounting the estimated cash flows using a discount rate commensurate with the risks involved which management estimated at 10% annually. As a result of this change, the Company recognized impairment expense of $934,211 in 1994, which resulted in an increase in net loss per share of approximately $.73. Management believes this impairment charge primarily results from the change in accounting rather than a change in the economic and operating conditions related to the properties. The allowance for impairment is included in accumulated depreciation and depletion in the accompanying balance sheet.

Under the current (and anticipated) operating conditions and environment, no significant impairment charges are anticipated in 1996. However, because of the many uncertainties surrounding the Company's operating environment, including oil and gas producing and development activities, future prices of oil and gas, lifting costs, actual production, the regulatory environment or other economic and political factors and conditions, there can be no assurance of the actual charges that will be incurred in the future for impairment under SFAS No. 121.

Dry Hole and Abandonment of Oil and Gas Properties:
Dry hole and abandonment costs incurred by the Company in 1995 were $18,786 compared to $315,809 in 1994. In 1994, the Company drilled one dry hole at a cost of approximately
$226,378. The remaining costs were incurred in connection with plugging and abandonment charges for seven other properties. In 1995, these charges related to plugging and abandonment costs incurred with two properties that had become uneconomical.

Because of the adoption of the new accounting policy and the corresponding impairment charge discussed previously in this section under the caption "Impairment of Oil and Gas Properties", the Company does not anticipate that any significant abandonment charges will be incurred in 1996. However, because of the many uncertainties surrounding the Company's operating environment, including oil and gas producing and development activities, future prices of oil and gas, lifting costs, actual production, the regulatory environment and other economic and political factors, there can be no assurance of the actual costs that will be incurred in the future related to abandonments.

Interest Expense:
Total interest expense for 1995 was $306,435 compared to $324,251 in 1994. Interest expense in 1995 did not decrease proportionately with the Company's long-term debt because of the higher interest rates incurred in 1995 with the credit facility with the Company's primary lender. In March 1995, the Bank increased the interest rate on the credit facility from prime plus 1% to prime plus 3% in connection with a restructuring of the financial covenants contained therein. The balance of this loan at December 31, 1995 was $1,762,802 and is payable in monthly installments of principal and interest through August 1997.

Gain on Sale of Assets:
The Company recognized a gain on sale of assets in 1995 of $75,073 compared to $55,372 in 1994. Substantially all of the gain in 1995 was related to the disposition of 35 oil and gas properties and the sale of the service and supply equipment during the Company's restructuring. Substantially all of the gain in 1994 was related to the sale of one oil and gas lease in November 1994.


Net Loss Per Common Share:
Net loss per common share is computed by dividing the net loss applicable to common stockholders (which includes accrued but unpaid preferred dividends) by the weighted average number of common shares outstanding during the year. All common stock equivalents have been excluded from the computations because their effect would be anti-dilutive.

In connection with the 1995 conversion of preferred stock to common stock, the Company experienced a significant change in its capital structure. The pro forma effect of these changes, as if the conversions occurred on January 1, 1994, would have resulted in a reduction in the 1994 loss applicable to common stockholders from ($2.32) per share to ($.35) per share. The pro forma effect, as if the conversions occurred on January 1, 1995, would have resulted in a reduction in net loss applicable to common stockholders before non-cash inducement from ($.18) per share to ($.14) per share. The pro forma loss per share calculations give effect to 4,257,455 common shares which were issued in the conversion and the elimination of dividends related to the converted preferred shares of approximately $933,000 for 1994 and $117,000 for 1995. However, the pro forma information does not give effect to the inducement discussed in the following paragraph.

The Company completed a tender offer to the Company's preferred stockholders in February 1995. In connection therewith, the Company offered the preferred holders 4.5 common shares for each preferred share owned. The 4.5 shares represented an increase from the original terms of the preferred stock which provided for 2.625 common shares for each preferred share. Under a recently issued accounting pronouncement, the Company was required to reduce earnings available to common stockholders to convert their shares. Since the Company issued an additional 1,750,000 common shares in the tender offer compared to the shares that would have been issued under the original terms of the preferred stock, the Company was required to deduct the fair value of these additional shares of $1,523,906 from earnings available to common stockholders. This non-cash charge resulted in the reduction of earnings per share by $.24 for the year ended December 31, 1995.

While this charge is intended to show the cost of the inducement to the owners of the Company's common shares immediately before the tender offer, management does not believe that it accurately reflects the impact of the tender offer on the Company's common stockholders. As disclosed to the preferred stockholders in connection with the tender offer, the book value per share of common stock increased from a negative amount to approximately $1.00 per share as a result of the tender offer. Therefore, management believes that, even though the current accounting rules require the $.24 charge per common share, there are other significant offsetting factors by which the common shareholders benefited from this conversion which are not reflected in the 1995 earnings per share presentation.

Impact of Recently Issued Accounting Standards:
In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (SFAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. For transactions with employees, the Company currently does not intend to adopt the fair value accounting under SFAS 123, and will be subject only to the related disclosure requirements.


PART II - OTHER INFORMATION


ITEM 7.   FINANCIAL STATEMENTS

The Consolidated Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8.   NOT APPLICABLE

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT



Directors
The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The Board of Directors is divided into three approximately equal classes. The directors serve three year terms and until their successors are elected. Each year the stockholders elect one class of directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of the Company are as follows:

                                                                          Served as Director
                                                                               Or Executive
         Name                Age       Position With the Company          Officer Since
- --------------------         ---       -------------------------          -------------
Willard H. Pease, Jr. (1)    36        President, Chief Executive Officer      1983
                                            and Director (Term Expires 1996)

James N. Burkhalter          60        Vice President of Engineering and       1993
                                            Production and Director
                                            (Term Expires 1997)

Patrick J. Duncan (1)        33        Chief Financial Officer, Treasurer,     1994
                                            Corporate Secretary and Director
                                            (Term Expires 1997)

Homer C. Osborne (2)         67        Director (Term Expires 1998)            1994

James C. Ruane (2)           62        Director (Term Expires 1998)            1980

Robert V. Timlin             65        Director (Term Expires 1997)            1981

William F. Warnick (2)       49        Director (Term Expires 1996)            1988

<F1>
         (1) Member of the Audit Committee of the Board of Directors.
<F2>
         (2) Member of the Compensation Committee.

         Willard H. Pease, Jr. has been President and Chief Executive Officer of the Company since 1990. Mr. Pease was Executive Vice President and Chief Operating Officer of the Company from 1983 to 1990. Mr. Pease is responsible for the Company's corporate finance, managing the day-to-day operations of the Company and is principally responsible for the Company's oil and gas exploration and production activities. Mr. Pease has worked in the oil field business for over 16 years. Mr. Pease received a B.A. degree in management with additional educational focuses in geology in 1983.

         James N. Burkhalter has been Vice President of Engineering and Production of the Company since 1993, and is responsible for the Company's engineering, production, regulatory compliance, and gas plant operations. Prior to joining the Company Mr. Burkhalter was owner and president of Burkhalter Engineering, an engineering firm which he formed in 1975. Mr. Burkhalter has been Chairman of the Colorado Board of Registration for Professional Engineers and Surveyors, serving eight years. From 1959 to 1975 Mr. Burkhalter worked for Amoco and Rocky Mountain Natural Gas as a petroleum engineer. Mr. Burkhalter received a B.S. degree in petroleum engineering in 1959 from the Colorado School of Mines.

         Patrick J. Duncan has been the Chief Financial Officer of the Company since September, 1994, the Company's
Corporate Secretary since April 1995 and the Company's Treasurer since March 1996. Mr. Duncan is responsible for all the financial, accounting and administrative reporting and compliance required by his individual job titles. Mr. Duncan was an Audit Manager with HEIN + ASSOCIATES,
Certified Public Accountants, from 1991 until joining the Company as the Company's Controller in April 1994. From
1988 until 1991, Mr. Duncan was an Audit Supervisor with Coopers & Lybrand, Certified Public Accountants. Mr. Duncan received a B.S. degree from the University of Wyoming in 1985.

         Homer C. Osborne was an officer and director of Garrett
Computing System, Inc., a petroleum engineering and computing firm, from 1967 until 1976, at which time he organized Osborne Oil Company as a wholly-owned subsidiary of Garrett Computing Systems, Inc. Mr. Osborne has operated
Osborne Oil Company as a separate entity since 1976.

         James C. Ruane has owned and operated Goodall's Charter
Bus Service, Inc., a bus chartering business representing
Grey Lines in the San Diego area, since 1958.  Mr.
Ruane has been an oil and gas investor for over 20 years.

         Robert V. Timlin has been self-employed as a consulting petroleum engineer since 1989. Mr. Timlin has been involved in the oil and gas industry for over 30 years and has served in managerial capacity with several companies, including HMT Management Inc., an oil and gas management firm, from 1983 to 1988; T&M Casing Service, Inc., from 1975 to 1983; Dowell Studer, Inc., and Husky Oil Company. Mr. Timlin has received an Associates Degree in petroleum engineering in 1957.

         William F. Warnick is a practicing attorney in Lubbock, Texas. Mr. Warnick serves as the Texas Attorney General's appointee to the Texas School Board Land Commission and is a member of the American, Texas, and Lubbock Bar Associations.
He is an oil and gas investor and has served in various management positions of private independent oil and gas companies. Mr. Warnick received a B.A. degree in finance and a J.D. degree in 1971.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT
OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

The following disclosure is based solely upon a review of the Forms 3 and 4 and any amendments thereto furnished to the Company during the Company's fiscal year ended December 31, 1995, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons. Based on this review the following persons who were directors, officers and beneficial owners of more than 10% of the Company's outstanding Common Stock during such fiscal year filed late reports on Forms 3 and 4.

James N. Burkhalter filed two late reports on Form 4 reporting a total of four transactions. Patrick J. Duncan filed three late reports on Form 4 reporting a total of six transactions. Robbie R. Gries filed one late report on Form 4 reporting four transactions. Homer C. Osborne filed one late report on Form 4 reporting two transactions. Willard
H. Pease, Jr., filed four late reports on Form 4 reporting a total of 17 transactions. James C. Ruane filed one late report on Form 4 reporting two transactions. Robert V. Timlin filed one late report on Form 4 reporting five transactions. William F. Warnick filed one late report on Form 4 reporting six transactions.

ITEM 10-EXECUTIVE COMPENSATION

Summary Compensation Table
The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the last three fiscal years by the Chief Executive
Officer.  No executive officer's salary and bonus exceeded
$100,000 in 1995.  The following information for the Chief
Executive Officer includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                                  SUMMARY COMPENSATION TABLE

                                                    Annual Compensation (1)
                                                 -----------------------------
Name and Principal                                                        Other Annual
Position at 12/31/95              Year      Salary         Bonus          Compensation
- --------------------              ----      ------         -----          ------------
Willard H. Pease, Jr.             1995     $75,000         None                None
 President and Chief              1994     $75,000         None                None
 Executive Officer                1993     $75,500         None                None

                                                      Long-Term Compensation
                                                             Awards
                                                 -----------------------------

                                                 Restricted     Number of
Name and Principal                            Stock         Options        All Other
Position at 12/31/95              Year        Awards        Granted       Compensation
- --------------------              ----      ----------     ----------     -------------
Willard H. Pease, Jr.             1995        None          139,600            None
 President and Chief              1994        None             -               None
 Executive Officer                1993        None           62,000            None

<F1>
(1)      No bonuses have been paid to Mr. Pease.  In addition, no amounts have been shown as
         Other Annual Compensation because the aggregate incremental cost to the Company of personal benefits provided to Mr. Pease did not exceed the lesser of $50,000 or 10%
         of his annual salary in any given year.

 Option Grants in the Last Fiscal Year

 Set forth below is information relating to grants of stock options to the Chief Executive Officer pursuant to the Company's Stock Option Plans during the fiscal year ended December 31, 1995.

                                                        Individual Grants
                             -----------------------------------------------------------------
                                                  % of Total
                                                   Options
                                                    SARs
                              Options/            Granted to        Exercise or
                               SARs               Employees          Base Price     Expiration
         Name           Granted (#)         Fiscal Year          ($/Sh)(3)        Date
 -------------------    -----------         -----------         -----------    ----------
 Willard H. Pease, Jr.   99,600 (1)            22.9%               $0.83        05/15/00
  President and Chief    40,000 (2)             9.2%               $0.70        06/15/00
  Executive Officer

                                                                          Value of
                                        Number of                        Unexercised
                                       Unexercised                       In-the-Money
                                       Options/SARs                      Options/SARs
                                       at FY-End (#)                     at FY-End ($)
                             ------------------------------     ----------------------------
         Name           Exercisable      Unexercisable     Exercisable    Unexercisable
 --------------------   -----------      -------------     -----------    -------------
 Willard H. Pease, Jr.   99,600                0                0 (4)          0
   President and Chief   40,000                0                0 (4)          0
   Executive Officer

         (1) These options became exercisable on November 16, 1995
         (2) These Options became exercisable on December 16, 1995
         (3) The exercise price for all options listed above was 100% of the market price of the Common Stock on the date of grant of the options.
         (4) None of the exercisable options held by Mr. Pease were in-the-money at December 31, 1995.

 Aggregated Option Exercises in the Last Fiscal Year and the
 Fiscal Year-End Option Values

 Set forth below is information with respect to the unexercised options to purchase the Company's Common Stock held by Willard H. Pease, Jr. at December 31, 1995. No options were exercised during fiscal 1995.

                                                                     Value of Unexercised
                                  Number of Unexercised              in-the-Money Options
                                 Options at FY-End (#)              At FY-End ($)(1)(2)
                             ----------------------------       ----------------------------
         Name           Exercisable    Unexercisable       Exercisable    Unexercisable
 --------------------   -----------    -------------       -----------    -------------
 Willard H. Pease, Jr.    139,600          -0-                 -0-             -0-
   President and Chief
   Executive Officer

 (1)     Mr. Pease did not exercise any options during 1995.

 (2) None of the exercisable options held by Mr. Pease were in-the-money at December 31, 1995.

 Compensation of Directors

 Directors who are employees do not receive additional compensation for service as directors. Other directors each receive $350 per meeting attended and $50 per meeting conducted via telephone conference. Directors may elect to receive the compensation either in cash or stock.

 Employment Contract with a Director

 The Company has entered into an employment agreement with a Director, Willard Pease, Jr., who is also the Company's President and Chief Executive Officer. The employment agreement may be terminated by the Company without cause on 30 days notice provided the Company continues to pay the salary of Mr. Pease for 36 months. The salary must be paid in a lump sum if the termination occurs after a change in control of the Company as defined in the employment agreement. Mr. Pease may terminate the employment agreement on 90 days written notice. The base salary of Mr. Pease under the employment agreement is $75,000 per year.

 ITEM 11-  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
 AND MANAGEMENT

 The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of March 25, 1996, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:

    Name and Address of
    Beneficial Owner or                           Amount and Nature of
 Name of Officer or Director                     Beneficial Ownership(1)       Percentof Class
 ---------------------------                -----------------------       ---------------
 Willard H. Pease, Jr.
 P.O. Box 1874
 Grand Junction, CO 81502                      702,139 Shares(2)               9.4%

 James C. Ruane
 5010 Market St.
 San Diego, CA 92102                           235,644 Shares(3)               3.2%

 Patrick J. Duncan
 P.O. Box 1874
 Grand Junction, CO 81502                      134,531 Shares(4)               1.8%

 James N. Burkhalter
 P.O. Box 1874
 Loveland, CO 80537                            130,709 Shares (5)              1.8%

 William F. Warnick
 2022 Broadway
 Lubbock, TX 79401                              47,508 Shares(6)               0.7%

 Robert V. Timlin
 1989 South Balsam
 Lakewood, CO 80277                             37,095 Shares(7)               0.5%

 Homer C. Osborne
 1200 Preston Road #900
 Dallas, TX 75230                               22,342 Shares (8)              0.3%

   All Officers and Directors as a
   group (seven persons)                     1,309,968 Shares (9)             16.6%


    Name and Address of
    Beneficial Owner or                       Amount and Nature of
 Name of Officer or Director                Beneficial Ownership(1)       Percentof Class
 ---------------------------                -----------------------       ---------------
 Chester LF Paulson & Jacqueline M.
 Paulson JTWROS
 811 SW Front Avenue
 Suite 200
 Portland, OR 97204-3376                       523,750 Shares (10)             7.1%


 Beta Capital Group, Inc.
 901 Dove Drive, Suite 230
 Newport Beach, CA  92660                    1,000,000 Shares (11)            12.2%


 (1) Beneficial owners listed have sole voting and investment power with respect to the shares unless otherwise indicated.

 (2)     Includes 61,173 shares that are owned directly by Mr.
          Pease, over which shares Mr. Pease has sole voting and investment power, 364,966 shares are owned by entities affiliated with Mr. Pease over which shares Mr. Pease has sole voting and investment power, 148,500 shares underlying presently exercisable options owned by Mr.
          Pease, 101,500 shares underlying presently exercisable warrants owned by Mr. Pease and 26,000 shares underlying a convertible promissory note owned by Mr.
          Pease.

 (3) Includes 4,560 shares held by Mr. Ruane as trustee for two trusts, over which shares Mr. Ruane may be deemed to have shared voting and investment power, 11,250 shares underlying convertible preferred stock, 44,584 shares underlying presently exercisable warrants to purchase common stock, and 56,675 shares underlying presently exercisable options.

 (4) Includes 3,281 shares underlying presently exercisable warrants and 105,000 shares underlying presently exercisable options.

 (5) Includes 115,000 shares underlying presently exercisable options.

 (6) Includes 32,675 shares underlying presently exercisable options.

 (7) Includes 32,675 shares underlying presently exercisable options.

 (8) Represents 17,975 shares underlying presently exercisable options.

 (9) Includes 508,500 shares underlying presently exercisable options, 149,365 shares underlying presently exercisable warrants, 11,250 shares underlying convertible preferred stock, and 26,000 shares underlying a convertible note.

 (10) Includes 178,480 shares underlying presently exercisable warrants.

 (11) Represents 1,000,000 shares underlying presently exercisable warrants.

 ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 From time to time, various officers and directors of the Company and their affiliates have participated in the drilling of oil and gas wells which were drilled and operated by the Company. All such persons and entities have taken working interests in the wells and have paid the drilling, completion and related costs of the wells on the same basis as the Company and all other working interest owners. On occasions of such participation the Company retained the maximum interest in the well that it could justify, given its cash availability and the risk involved.

 In May 1995, James C. Ruane, a director of the Company purchased 66,667 shares of Common Stock and 33,334 warrants to purchase shares of Common Stock for $50,000 on the same terms as other nonaffiliated purchasers.

 At December 31, 1994, the Company owed certain affiliates of Willard H. Pease, Jr. $116,719 principal plus $26,539 in accrued interest for oil and gas revenue attributable to interests in wells operated by the Company that are owned by the individuals and related entities. Of the principal amount, $2,877 was incurred in 1994, $4,603 was incurred in 1993, $20,992 was incurred in 1992, $85,518 was incurred in 1991 and $2,728 was incurred in 1990. At December 31,
 1995, the Company also owed $60,000 to Willard H. Pease,
 Jr. This loan is unsecured, bears interest at 8% per annum and is due January 1997.

 Until June 1993, Willard H. Pease, Jr. owned an oil well servicing business, Grand Junction Well Services, Inc.
 ("GJWS"), which operated a workover and completion rig.  In
 June 1993, the Company acquired GJWS from Mr. Pease by merging GJWS into a newly-formed subsidiary of the Company.
 In the merger, the Company issued Mr. Pease 46,667 shares of Common Stock and the Company's 6% secured convertible promissory note in the principal amount of $175,000, for a total value of $350,000, which was the estimated fair market value of the GJWS assets and business. The note was originally payable in three annual principal installments of $45,000 on October 1, 1994, $65,000 on April 1, 1995 and
 $65,000 on April 1, 1996. The October 1, 1994 principal payment of $45,000 was paid and the remaining installments were extended to October 1, 1997 and October 1, 1998, respectively. The unpaid principal portion of $130,000 is convertible at the election of Mr. Pease into Common Stock at $5.00 per share. The transaction was approved unanimously by the disinterested directors of the Company.
 Mr. Pease remained a guarantor of the GJWS debt, which totaled $37,000 on the date of acquisition, to a bank. As a result of the transaction, the obligation of the Company to GJWS, totaling approximately $188,000 at March 31, 1994, was eliminated, reducing the Company's obligation to Mr.
 Pease and affiliates by approximately $13,000.

 In August 1994, Willard H. Pease, Jr. and entities affiliated with Mr. Pease, exchanged promissory notes with an aggregate principal balance of $150,000 for $150,000 principal amount of 12% Convertible Unsecured Promissory
 Notes ("Notes"). The Notes were automatically converted by their terms into 93,750 shares of the Company's Common
 Stock on September 30, 1994. The Notes and the conversion thereof were on the exact same terms as the Company's 12%
 Convertible Unsecured Promissory Notes ("Private Notes") that the Company sold in a private offering during August and September, 1994. An entity affiliated with Mr. Pease also purchased on the same terms as other unaffiliated purchasers $50,000 principal amount of the Private Notes.
 These Private Notes were automatically converted by their terms into 31,250 shares of the Company's Common Stock on September 30, 1994.

 In August 1994, Patrick J. Duncan the Chief Financial
 Officer, Treasurer, and Corporate Secretary of the Company, purchased $25,000 of the Private Notes on the same terms as other nonaffiliated purchasers. Mr. Duncan's Private Notes were automatically converted by their terms into 15,625 shares of the Company's Common Stock on September 30, 1994.

 All existing loans or similar advances to, and transactions with, officers and their affiliates were approved or ratified by the independent and disinterested directors.
 Any future material transactions with officers, directors and owners of 5% or more of the Company's outstanding
 Common Stock or any affiliate of any such person shall be on terms no less favorable to the Company than could be obtained from independent unaffiliated third parties and must be approved by a majority of the independent disinterested directors.

                            PART IV


 ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
 Exhibit No.  Description and Method of Filing

 (3.1)   Articles of Incorporation, as amended. (1)
 (3.2)   Plan of Recapitalization. (1)
 (3.3)   Certificate of Amendment to the Articles of
          Incorporation filed on July 6, 1994.  (2)
 (3.4)   Certificate of Amendment to the Articles of
          Incorporation filed on December 19, 1994. (2)
 (3.5)   Bylaws, as amended and restated May 11, 1993. (1)
 (4.1)   Representative's Preferred Stock Purchase Warrant.
          (1)
 (4.2)   Warrant Agency Agreement between Willard Pease Oil
          and Gas Company and American Securities Transfer,
          Inc. dated August 23, 1993. (1)
 (4.3)   Amendment to Warrant Agency Agreement dated
          January 5, 1995. (2)
 (4.4)   Certificate of Designation of Series A Cumulative
          Convertible Preferred Stock. (1)
 (4.5)   Certificate of Amendment of Certificate of
          Designation of Series A Cumulative Convertible
          Preferred Stock filed on August 16, 1993. (2)
 (4.6)   Second Certificate of Amendment of Certificate of
          Designation of Series A Cumulative Convertible
          Preferred Stock filed on November 1, 1994. (2)
 (10.1)  Residue Gas Sales and Purchase Agreement dated
          June 22, 1986, between Western Gas Supply Company
          and Loveland Gas Processing, Ltd., and Amendments
          dated July 30, 1986, August 12, 1986, September
          11, 1986, April 16, 1987, April 1, 1988, January
          2, 1992, March 26, 1992 and May 1, 1992. (1)
 (10.2)  Amendment dated December 1, 1993, between Public
          Service Company of Colorado and Loveland Gas
          Processing Co., Ltd., to Residue Gas Sales and
          Purchase Agreement dated June 22, 1986, between
          Western Gas Supply Company and Loveland Gas
          Processing, Ltd. (2)
 (10.3)  Gas Purchase and Sale Contract dated November 1,
          1988, between Fuel Resources Development Co. as
          seller and Loveland Gas Processing Co., Ltd., as
          buyer, pertaining to the purchase of gas, and
          Amendments dated November 1, 1990, January 24,
          1991, May 1, 1991, July 5, 1991, August 1, 1991,
          April 1, 1992 and August 1, 1992. (1)
 (10.4)  Purchase Order No. 5 dated January 1, 1994 from
          Loveland Gas Processing Co., Ltd. to Fuel
          Resources Development Co. that amends the Gas
          Purchase and Sale Contract dated November 1, 1988,
          between Fuel Resources Development Co. and
          Loveland Gas Processing, Ltd. (2)
 (10.5)  Form of Warrants issued to Ronin Group Ltd., and
          Clemons F. Walker for the purchase of an aggregate
          of 240,000 shares of Common Stock. (3)
 (10.6)  1990 Stock Option Plan. (1)
 (10.7)  1993 Stock Option Plan (1)
 (10.8)  1994 Employee Stock Option Plan. (2)
 (10.9)  Form of 12% Convertible Unsecured Promissory Notes
          issued by Pease Oil and Gas Company in 1994
          Private Placement. (2)
 (10.10) Form of Warrants issued to brokers Sales Agents in
          1994 Private Placements.  (2)
 (10.11) Employment Agreement effective September 16, 1994
          between Pease Oil and Gas Company and Willard H.
          Pease, Jr. (2)
 (10.12) Employment Agreement effective December 27, 1994
          between Pease Oil and Gas Company and Patrick J.
          Duncan. (2)
 (10.13) Employment Agreement effective December 27, 1994
          between Pease Oil and Gas Company and James N.
          Burkhalter. (2)
 (10.14) Credit Agreement dated as of August 18, 1993, by
          and among Willard Pease Oil and Gas Company, Skaer
          Enterprises, Inc. and Colorado National Bank. (2)
 (10.15) Mortgage, Assignment of Proceeds, Security
          Agreement and Financing Statement from Skaer
          Enterprises, Inc. To Colorado National Bank dated
          August 23, 1993. (2)
 (10.16) First Amendment to Credit Agreement dated December
          30, 1994, by and among Willard Pease Oil and Gas
          Company, Skaer Enterprises, Inc. and Colorado
          National Bank. (2)
 (10.17) Second Amendment to Credit Agreement dated March
          31, 1995, by and between Pease Oil and Gas Company
          and Colorado National Bank. (2)
 (10.18) Interconnect Agreement dated January 1, 1995,
          between KN Front Range Gathering Company and
          Loveland Gas Processing Co., Ltd.(2)
 (10.19) Gas Gathering Agreement dated February 1, 1995,
          between KN Front Range Gathering Company and
          Loveland Gas Processing Co., Ltd. (2)
 (10.20) Agreement dated August 15, 1994, between Hewlett-Packard Company,
         Loveland Gas Processing Co., Ltd., Pease Oil and Gas Company and Pease
          Operating Company. (2)
 (10.21) Purchase and Sale Agreement dated April 24, 1995
          among Pease Oil and Gas Company, Thermo
          Cogeneration Partnership, L.P and Seahawk Energy,
          Inc.  (3)
 (10.22) Agreement between Beta Capital Group, Inc., and
          Pease Oil and Gas Company dated   March 9, 1996.
 (21)    List of Subsidiaries.
 (27)    Financial Data Schedule.

 Footnotes:
 (1) Incorporated by reference to Registration Statement No. 33-64448 on Form SB-2.
 (2)  Incorporated by reference to the Company's 1994 Annual Report on
      Form 10-KSB.
 (3)  Incorporated by reference to Registration Statement No. 33-94536 on
      Form SB-2.


                           SIGNATURES

 In accordance with Section 13 or 15 (d) of the Exchange
 Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PEASE OIL AND GAS COMPANY

 Date:  March 29, 1996  By:/s/ Willard H. Pease, Jr.
                             Willard H. Pease, Jr.
                             President and Chief Executive
                             Officer

 Date:  March 29, 1996  By: /s/ Patrick J. Duncan
                              Patrick J. Duncan
                              Chief Financial Officer,
                              Treasurer, and Principal
                              Accounting Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 Date:  March 29, 1996  By:/s/ Willard H. Pease, Jr.
                             Willard H. Pease, Jr., President
                             and Chairman of the Board

 Date:  March 29, 1996  By: /s/ Patrick J. Duncan
                             Patrick J. Duncan
                             Chief Financial Officer,
                             Treasurer, and Director

 Date:  March 29, 1996  By:/s/ James N. Burkhalter
                             James N. Burkhalter, Vice-
                             President Engineering
                             and Production, Director

 Date:  March 29, 1996  By:/s/ Homer C. Osborne
                             Homer C. Osborne, Director

 Date:  March 29, 1996  By:/s/ James C. Ruane
                             James C. Ruane, Director

 Date:  March 29, 1996  By:/s/ Robert V. Timlin
                             Robert V. Timlin, Director

 Date:  March 29, 1996  By:/s/ William F. Warnick
                             William F. Warnick, Director

