Form 10QSB
period 1996-03-31
PEASE OIL & GAS CO /CO/
filed 1996-05-13
CIK 76878

===============================================================================
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934
                                         or
 [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

                        FOR THE QUARTER ENDED MARCH 31, 1996

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

            Securities registered pursuant to Section 12(g) of the Act:
    Common Stock (Par Value $.10 Per Share) and Series A Cumulative Convertible
                    Preferred Stock (Par Value $0.01 Per Share)
                                   Title of Class

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     As of May 8, 1996 the issuer had 7,218,854 shares of its $0.10 par value Common Stock and 202,688 shares of its $0.01 par value Series A Cumulative Convertible Preferred Stock issued and outstanding. As of May 8, 1996 the aggregate market value of the common stock held by non-affiliates was $8,602,478. This calculation is based upon the closing sale price of $1.31 per share on May 8, 1996.

===============================================================================


                                 TABLE OF CONTENTS


                                                                      PAGE
                                                                      NUMBER


PART I - Financial Information

     Item 1. Financial Statements

        Consolidated Balance Sheets                                    3-4
          March 31, 1996 (unaudited)
          and December 31, 1995

        Consolidated Statements of Operations (unaudited)              5-6
          For the Three Months Ended
          March 31, 1996 and 1995


        Consolidated Statements of Cash Flows                          7-8
          (unaudited) For the Three Months Ended
           March 31, 1996 and 1995

        Notes to Consolidated Financial Statements                    9-15

     Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           16-30


Part II - Other Information                                           30-31

Part III - Signatures                                                  32
                                       PART 1 - FINANCIAL INFORMATION
                                       ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                  PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              March 31,      December 31,
                                                                1996             1995
                                                            ------------     -----------
                                                             (unaudited)


CURRENT ASSETS:
 Cash and equivalents                                     $    628,439     $    677,275
 Trade receivables                                           1,037,431          963,315
 Income tax refund receivable                                   41,509             -
 Inventory                                                     504,108          532,289
 Prepaid expenses and other                                     94,849           77,844
 Common stock subscription
   Receivable, 91,667 shares                                      -              68,750
                                                            -----------      -----------
 Total current assets                                        2,306,336        2,319,473
                                                            -----------      -----------

OIL AND GAS PROPERTIES, at cost
(successful efforts method):
 Undeveloped properties                                        377,606          377,606
 Developed properties                                        9,263,349        9,149,516
                                                            -----------      -----------
 Total oil and gas properties                                9,640,955        9,527,122
 Less accumulated depreciation,
  depletion and impairment                                  (3,764,514)      (3,608,917)
                                                             -----------      -----------
 Net oil and gas properties                                   5,876,441        5,918,205
                                                             -----------      -----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Gas plant                                                    4,099,284        4,095,227
 Service equipment and rolling-stock                            869,820          855,025
 Land, buildings and office equipment                           529,703          529,703
                                                             -----------      -----------
 Total property, plant and equipment                          5,498,807        5,479,955
 Less accumulated depreciation                               (1,139,479)      (1,034,731)
                                                             -----------      -----------
 Net property, plant and equipment                            4,359,328        4,445,224
                                                             -----------      -----------
ASSETS HELD FOR SALE                                             92,432           92,432
                                                             -----------      -----------
OTHER ASSETS:
 Non-compete agreements, net                                    341,175          352,674
 Other                                                          295,592          311,718
 Deferred debt issuance costs (Note 2)                          200,000            -
                                                            -----------      -----------
 Total other assets                                             836,767          664,392
                                                            -----------      -----------
TOTAL ASSETS                                               $ 13,471,304    $  13,439,726
                                                            ===========      ===========


                                 PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS (continued)


                                                             March 31,     December 31,
                                                               1996            1995
                                                          -------------    ------------
                                                           (unaudited)
CURRENT LIABILITIES:
 Current maturities of long-term debt                     $    959,764     $ 1,100,474
 Accounts payable, trade:
   Natural gas purchases                                       780,020         899,878
   Other                                                       301,304         272,689
 Accrued production taxes                                      303,287         303,287
 Other accrued expenses                                        184,651         243,325
                                                            -----------     -----------
 Total current liabilities                                   2,529,026       2,819,653
                                                            -----------     -----------
LONG-TERM LIABILITIES:
 Long-term debt, less current
  maturities:
   Related parties                                             343,911         338,741
   Other                                                       757,315         884,418
 Accrued production taxes and other                            435,062         379,652
                                                            -----------     -----------
 Total long-term liabilities                                 1,536,288       1,602,811
                                                            -----------     -----------

STOCKHOLDERS' EQUITY:
 Preferred Stock, par value $ .01 per
  share, 2,000,000 shares authorized,
  202,688 shares of Series A Cumulative
  Convertible Preferred Stock issued and
  outstanding (liquidation preference of
  $2,330,912 at March 31, 1996)
 Common Stock, par value $.10 per share,                         2,027          2,027
  25,000,000 shares authorized, 7,218,854
  and 7,180,804 shares issued and outstanding,
  respectively                                                 721,886         718,081
 Additional paid-in capital                                 16,794,439      16,560,194
 Accumulated deficit                                        (8,112,362)     (8,263,040)
                                                            -----------     -----------

 Total stockholders' equity                                  9,405,990       9,017,262
                                                            ===========     ===========
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                  $ 13,471,304    $ 13,439,726
                                                            ===========     ===========

                                 PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)

                                                               For The Three Months
                                                                 Ended March 31,
                                                          ------------ ---------------
                                                              1996             1995
                                                          ------------     -----------

REVENUE:
 Gas plant:
  Marketing and trading                                   $  1,345,955     $ 1,310,800
  Processing                                                   187,843         244,878
                                                            -----------     ----------
   Total gas plant                                           1,533,798       1,555,678

 Oil and gas sales                                             613,099         764,527
 Oil field services                                            133,917         378,979
 Oil field supply and equipment                                 67,685         162,062
 Well administration and other income                           32,157          30,500
                                                            -----------     ----------
   Total revenue                                             2,380,656       2,891,746
OPERATING COSTS AND EXPENSES:
 Gas plant:
  Marketing and trading                                      1,130,663       1,157,800
  Processing                                                   125,241         183,209
                                                            -----------     ----------
   Total gas plant                                           1,255,904       1,341,009
 Oil and gas production                                        293,916         476,927
 Oil field services                                             80,792         339,629
 Oil field supply and equipment                                 66,483         139,216
 General and administrative                                    240,586         289,159
 Depreciation, depletion and
  amortization                                                 274,148         372,455
                                                            -----------     ----------
   Total operating costs and expenses                        2,211,829       2,958,395

INCOME (LOSS) FROM OPERATIONS                                  168,827         (66,649)
OTHER INCOME (EXPENSES):
 Interest expense                                              (58,119)        (77,640)
 Restructuring charges                                            -            (19,254)
 Gain (Loss) on sale of assets                                  (1,539)         33,411
                                                            -----------     -----------
   Total other expenses, net                                   (59,658)        (63,483)
                                                            -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES                              109,169        (130,132)
INCOME TAXES:
  Federal income tax refund                                     41,509            -
  Deferred income tax benefit                                     -             44,500
                                                            -----------     -----------
NET INCOME (LOSS)                                         $    150,678    $    (85,632)
                                                            ===========     ===========

                                 PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)
                                                 (continued)

                                                             For The Three Months
                                                                 Ended March 31,
                                                          ----------------------------
                                                               1996           1995
                                                          -------------   ------------

NET INCOME (LOSS)                                         $    150,678    $    (85,632)
 Preferred stock dividends:
  In arrears                                                   (50,672)        (50,820)
  Converted in tender offer                                       -           (117,000)
 Non-cash inducement charge incurred in
   connection with the tender offer to
   convert preferred stock to common stock                                  (1,523,906)
                                                            -----------     -----------

NET INCOME (LOSS) APPLICABLE TO COMMON
 STOCKHOLDERS                                             $    100,006    $ (1,777,358)
                                                            ===========     ===========
NET INCOME (LOSS) PER COMMON SHARE
 AND COMMON SHARE EQUIVALENTS
 Before non-cash inducement charge                        $        .01            (.07)
 Non-cash inducement charge                                       -               (.41)
                                                            -----------     -----------
                                                          $        .01    $      (0.48)
                                                            ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING             7,316,500       3,750,500
                                                            ===========     ===========

                                 PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (unaudited)

                                                             For The Three Months
                                                                 Ended March 31,
                                                          -----------------------------
                                                               1996           1995
                                                          -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                        $    150,678     $    (85,632)
 Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
    Provision for depreciation
      and depletion                                            262,649         348,453
    Amortization of intangible assets                           14,624          30,143
    Deferred income taxes                                         -            (44,500)
    Loss (Gain) on sale of property and equipment                1,539         (33,411)
    Other                                                      (13,334)        (13,333)
 Changes in operating assets
  and liabilities:
  (Increase) decrease in:
   Trade receivables                                          (115,625)        358,921
   Inventory                                                    28,181         (36,502)
   Prepaid expenses and other assets                           (17,005)          2,272
 Increase (decrease) in:
   Accounts payable                                            (53,193)       (518,938)
   Accrued expenses                                              1,906         (46,640)
                                                            -----------     -----------
          Net cash provided by (used in)
     operating activities                                      260,420         (39,167)
                                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property
  and equipment                                               (144,575)       (116,910)
 Proceeds from redemption of
   certificate of deposit                                       13,001           9,000
 Proceeds from sale of property
  and equipment                                                  8,047          21,466
                                                            -----------     -----------
 Net cash provided by (used in)
     investing activities                                     (123,527)        (86,444)
                                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt                                  (254,479)       (229,665)
 Proceeds from common stock subscription receivable             68,750            -
                                                            -----------      ----------
 Net cash provided by (used in)
     financing activities                                     (185,729)       (229,665)
                                                            -----------      ----------

                                 PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (unaudited)
                                                 (continued)

                                                               For The Three Months
                                                                  Ended March 31,
                                                          -----------------------------
                                                               1996            1995
                                                          -------------   -------------

INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS                                            $    (48,836)    $   (355,276)
CASH AND EQUIVALENTS, beginning
   of period                                                   677,275          532,916
                                                            -----------     -----------
CASH AND EQUIVALENTS, end of period                       $    628,439    $    177,640
                                                            ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for interest                                  $     50,700    $     65,674
                                                            ===========     ===========
  Cash paid for income taxes                              $       -       $       -
                                                            ===========     ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  Long-term debt incurred
    for purchase of vehicles                              $       -       $     24,992
                                                            ===========     ===========
  Fair value of warrants granted
    for debt issuance costs                               $    200,000    $       -
                                                            ===========     ===========

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of Pease Oil and Gas Company and Subsidiaries (the Company) for the year ended December 31, 1995. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-KSB for the year ended December 31, 1995. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-KSB.

Note 2 - Deferred Debt Issuance Costs:

In connection with the warrants issued to Beta Capital Group, Inc. in March 1996 to purchase one million shares of the Company's common stock at $.75 per share, (which are more fully described in the Annual Report on Form 10-KSB), the Company recorded the estimated fair value of the warrants of $200,000 as a debt issuance cost. This amount will be amortized over the term of the convertible debentures discussed in Note 5. The estimated fair value of the warrants was determined under the valuation methodology prescribed in Statement of Financial Accounting Standards No. 123 and the consensus reached in issue No. 91-3 of the Emerging Issues Task Force.

Note 3 - Income Taxes:

The total income tax expense or benefit differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to income or loss before taxes primarily due to the utilization of net operating loss carry forwards, tax credit carry forwards, and percentage depletion carry forwards.

The income tax refund of $41,509 recorded during the first quarter of 1996 is related to a net operating loss carry back that was filed with the Internal Revenue Service in March 1996.

Note 4 - Net Income (Loss) Per Common Share:

The net income per common share and common share equivalents for the first quarter of 1996 was computed by dividing net income applicable to common stockholders (which includes preferred stock dividends in arrears during the period presented) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. All the outstanding options and warrants that had an exercise price below the market value at March 31, 1996 were considered common stock equivalents and were included in the earnings per share computation using the treasury stock method.

The net loss per common share for the first quarter of 1996 was computed by dividing the net loss applicable to common stockholders (which includes preferred stock dividends in arrears during the period presented) by the weighted average number of common shares outstanding during the period. All common stock equivalents were excluded from the computations because their effect would be anti-dilutive.

Note 5 - Private Placement:

In April 1995, the Company initiated a private placement to sell up to $5,000,000 of collateralized convertible debentures in the form of "Units". The private placement is more thoroughly discussed later in Managements Discussion and Analysis under the caption Liquidity and Capital Resources.

Note 6 - Reclassifications:

Certain reclassifications have been made to the 1995 financial statements to conform to the presentation in 1996. The reclassifications had no effect on the 1995 net loss.
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


SELECTED FINANCIAL DATA

Statement of Operations Data:                            For the Three Months
                                                              Ended March 31,
                                                          (In Thousands Except
                                                            the Per Share Data)
                                                          ----------------------
                                                          1996           1995
                                                       ----------     ----------

 Gas Marketing and Trading                             $   1,346     $  1,311
 Oil and Gas Sales                                           613          765
 Gas Plant Processing Revenue                                188          245
 Total Operating Revenues                                  2,381        2,892
 Net Income (Loss)                                           151         (85)
 Preferred Stock Dividends:
   Declared                                                   -           -
   In Arrears                                                (51)        (51)
   Converted in tender offer                                -           (117)
 Non-cash inducement charge to
  convert preferred stock to common stock                   -          (1,524)
                                                          -------      -------
        Net Income (Loss) Applicable
      to Common Stockholders                            $    100     $ (1,777)
                                                          =======      =======

Per Share Data:

     Before non-cash inducement charge                       .01         (.07)
     Effect of non-cash inducement charge                      -         (.41)
                                                          --------      --------
        Net Income (Loss) per Common Share              $     .01    $  (.48)
                                                          ========      ========
  Cash Dividends Declared Per Common Share                  None         None
                                                          ========      ========

Balance Sheet Data:
                                                                   As of
                                                          ---------------------
                                                           3/31/96   12/31/95
                                                          --------- -----------
 Working capital (deficit)                               $   (223) $    (500)
 Total assets                                            $ 13,471  $  13,440
 Long-term liabilities                                   $  1,536  $   1,603
 Stockholders' equity                                    $  9,406  $   9,017

LIQUIDITY, CAPITAL RESOURCES AND CAPITAL EXPENDITURES

Liquidity and Capital Resources
At March 31, 1996, the Company's cash balance was $628,439 with a working capital deficit of $222,690 compared to a cash balance of $677,275 and a working capital deficit of $500,180 at December 31, 1995. The change in the Company's cash balance is summarized as follows:

          Cash balance at December 31, 1995            $ 677,275
          Cash provided by operating activities          260,420
          Capital expenditures                          (144,575)
          Proceeds from sale of property
            and equipment                                  8,047
          Redemption of certificates of deposit           13,001
          Payments on long-term debt                    (254,479)
          Proceeds from common stock
            subscription receivable                       68,750
                                                         -------
          Cash balance at March 31, 1996               $ 628,439
                                                         =======

The decrease of $277,490 in the working capital deficit can be substantially attributed to the positive cash flow generated from operating activities in the first quarter of 1996, the other components affecting cash and the decrease in the current maturities of long-term debt from $1,100,474 at December 31, 1995 to $959,764 at March 31, 1996.

The success of the Company is largely dependent on its ability to raise additional debt or equity capital to fund future drilling and development activities. Since the acquisition of Skaer in August of 1993, the Company has suffered from undercapitalization, lacking the necessary funds to properly exploit the assets acquired from Skaer or explore other opportunities outside of its existing asset base. Over the past 18 to 24 months, management has pursued various avenues in search of a strategic partner to facilitate the Company's growth.

As a result of these efforts, in March 1996, the Company entered into a consulting agreement with Beta Capital Group, Inc. ("Beta"). Beta is located in Newport Beach, California and specializes in emerging companies that have both capital needs and market support requirements. Steve Antry, Beta's President, is from a third generation oil and gas background, was an officer of Benton Oil and Gas between 1989 and 1992 and marketed Swift Energy's Income Funds between 1987 and 1989. The Company has joined forces with Beta in an effort to raise significant debt and/or equity capital in the very near future.

In April 1995, the Company initiated a private placement to sell up to $5,000,000 of collateralized convertible debentures in the form of "Units". Each Unit consists of one $50,000 five-year 10% collaterized convertible debenture and warrants to purchase 25,000 shares of the Company's common stock at $1.25 per share. The debentures will be subordinate to payment in full of the existing debt with Colorado National Bank. The debentures will be collaterized by a second priority interest in certain oil and gas properties owned and operated by the Company as well as a second priority interest in the Company's gas processing facility. The debentures will be convertible, at the holders option, into the Company's common stock of $3.00 per share and may be redeemed by the Company, in whole or in part, beginning at a premium of 110% of the original principal amount and are subject to adjustment beginning on April 25, 1999. Interest on the debentures will be payable quarterly commencing on September 30, 1996 and the entire principal balance will be due on April 15, 2001. The warrants will be exercisable commencing on August 1, 1996 and will expire on July 31, 2001. The Company will be entitled to call the warrants at any time commencing 90 days after issuance at a price of $0.10 per warrant. As of May 8, 1995, the Company had sold 8 units generating gross proceeds of $400,000. The Company has agreed to use its best efforts to register for resale:(1) the shares of common stock into which the debentures may be converted; (2) the warrants; and (3) the shares of common stock issuable upon exercise of the warrants by including such securities on a registration statement on an appropriate form filed with the United States Securities and Exchange Commission within 60 days of terminating the private placement.

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

Regardless of the outcome of the private placement initiated in April 1996, Management believes the current cash flows will support continued operations for at least 12 months. The Company has not yet determined what actions it will take if the contemplated private placement should be unsuccessful or if the current cash flows will not support continued operations. However, potential actions may include (i) selling some of the existing oil and gas properties;
(ii) reducing , downsizing, discontinuing and/or spinning-off other assets and operations of the Company; and (iii) attempting to raise additional capital through private placements, joint ventures or debt financing with partners other than Beta.

Capital Expenditures
During the first quarter of 1996, the Company invested $144,575 in property and equipment as follows:

               Oil and Gas Properties             $ 124,724
               Service Equipment and
                Rolling Stock                        15,644
               Gas Plant                              4,207
                                                     -------
                                                   $ 144,575
                                                     =======

The costs incurred for Oil and Gas Properties were substantially attributed to perforating and fracing 3 wells in Loveland Field in the Timpas formation - a relatively undeveloped formation in Loveland Field. Based on the results of this work as well as other geologic and engineering data, the Company believes that the Timpas formation is an excellent candidate to be included in the anticipated horizontal drilling program in Loveland Field. The Company is scheduled to begin drilling the first horizontal well in Loveland Field in June 1996. Should the private placement that was initiated in April 1996 ultimately prove successful, the Company anticipates investing up to $2.5 million in 1995 in drilling and development activities which will include horizontal drilling in Loveland Field.

RESULTS OF OPERATIONS

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

1)The disposition of approximately 35 wells in 1995 that generated operating losses of approximately $134,000 in 1994 and approximately $10,500 in the first quarter of 1995. Because of the losses suffered by these properties prior to their sale, Management does not expect any negative financial impact on the Company's future operations from the disposition of the properties and believes that the actions taken have increased the net margins generated from oil and gas operations;

2)A substantial downsizing of the Company's oil field service and supply operations. As is more fully discussed later in this section under their respective captions, the Company's oil field service and oil field supply operating margins have been historically low and even unprofitable. The burden of these low margins or operating losses have been compounded with the risks inherent in these operations, the capital investment required to maintain and operate and the uncertainty of the future prospects in light of the overall decrease in natural gas prices and drilling activity. Downsizing these operations is not expected to have a material negative effect on the Company's overall results of operations.

3)Closing the administrative office in Denver, Colorado which eliminated annual payroll costs associated with its accounting and administrative staff of approximately $140,000. The Company also expects savings of an additional $60,000 annually from costs duplicated as a result of the Company maintaining two administrative offices (such as rent, telephone, insurance and office supplies).

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

Since the future payment of Preferred Stock dividends was so uncertain, and the Company wanted to preserve its working capital, in January 1995, the Company extended a tender offer to the Preferred Stockholders. On February 28, 1995, the Company completed the tender offer to its Preferred Stockholders whereby the holders of the Company's Preferred Stock were given the opportunity to convert each share of Preferred Stock, and all then accrued and undeclared dividends (including the full dividend for the quarters ended December 31, 1995 and March 31, 1995) into 4.5 shares of the Company's Common Stock and warrants to purchase
2.625 shares of Common Stock at $5.00 per share through December 31, 1996 and $6.00 per share through August 13, 1998, (the date the warrants expire). As a result of the tender offer, 933,492 shares of the Preferred Stock converted into 4,200,716 shares of the Company's Common Stock and warrants to purchase 2,450,417 shares of Common Stock. In addition, 21,600 shares of Preferred Stock converted into 56,739 shares of Common Stock prior to the tender offer. Accordingly, as of March 31, 1996 there remains 202,688 shares of Preferred Stock outstanding. These events substantially changed the capital structure of the Company and alleviated the burden of approximately 83% of Preferred Stock dividends.

These restructuring initiatives consolidated and focused the Company's operations such that it is operating very efficiently today. The consideration of the restructuring is an important component when comparing the results of operations between the two periods presented.

Total Revenue

Total Revenue from all operations was as follows:
                                      For the Three Months Ended March 31,
                              -------------------------------------------------
                                       1996                            1995
                              ----------------------          -----------------
                                Amount         %                Amount       %
                              --------        -----           ---------    ----
Gas Plant:
   Marketing and trading   $ 1,345,955         56%          $ 1,310,800     46%
   Processing                  187,843          8%              244,878      8%
                              ----------       ----            ---------    ----
        Total gas plant      1,533,798         64%            1,555,678    54%
Oil and gas sales              613,099         26%              764,527    26%
Oil field services             133,917          6%              378,979    13%
Oil field supply
   and equipment                67,685          3%              162,062     6%
Well administration
  and other income              32,157          1%               30,500     1%
                              ----------       ----            ---------   ----
        Total revenue      $ 2,380,656        100%          $ 2,891,746   100%
                             ==========       ====           ==========   ====

The decrease in total revenue is primarily a result of a decrease in production and a loss of revenue resulting from the Company's downsizing of its service and supply operations. These circumstances, along with any known trends or changes that effect revenue on a line-by-line basis are discussed in the following paragraphs under their respective captions.

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

Operating statistics for the Company's Marketing and Trading Activities for the periods presented are as follows:

                                         For the Three Months Ended
                                                  March 31,
                                   ------------------------------------
                                       1996                     1995
                                   ------------             ------------
Total Volume Sold (Mcf)               725,479                     839,957
Average Price                     $      1.86                $       1.56
                                    -----------              ------------
     Total Revenue                $ 1,345,955                $  1,310,800
Costs                              (1,130,663)                 (1,157,800)
                                    -----------               ------------
     Gross Margin                 $   215,292               $    153,000
                                    ===========              ============

The contract with PSCo expires on June 30, 1996. Historically, the price paid by PSCo under this contract has been at a premium above the market and therefore has allowed for the marketing and trading activities. With the increasing competition fostering within all phases of the natural gas industry, it is unlikely that the contract will be renewed at an above market premium and the Company's Marketing and Trading activities will probably disappear.
Accordingly, since the gross margin represents the net cash flow and income generated from this activity, the loss of this premium contract price will have a material and negative impact on the Company's future operations.

Gas Plant Liquids and Gas
These categories account for the natural gas sold at the tailgate of the Gas Plant and the natural gas liquids extracted and sold by the Gas Plant facility. The revenues generated from these products are derived from the Company's own production from the Loveland and Johnson's Corner Fields.
Operating statistics for the periods presented are as follows:

                                        For the Three Months
                                          Ended March 31,
                                   ------------------------------
                                      1996              1995
                                   ----------          ----------
     Production:                    Volumes             Volumes
                                   ---------           ----------
       Natural Gas Sold (Mcf)         58,722             96,759
       B-G Mix (gallons)             235,694            312,800
       Propane (gallons)             176,952            243,300
     Gross Margin:                  Amount          Amount
                                  ----------      ----------
       Revenue                    $ 187,843       $ 244,878
       Costs                       (125,241)       (183,209)
                                  ---------        ---------
         Gross Margin             $  62,602       $  61,669
                                  =========        =========
         Gross Margin Percent           33%              25%

The decrease in processing volumes and revenue during the first quarter of 1996 as compared to same period in 1995, can be substantially attributed to the Company purchased and processed third party gas between February 1995 and September 1995. In October 1995 the Company stopped processing third party gas to correct some operational problems. The operational problems have been corrected and the plant is now running more efficiently and effectively than it has in the past. However, with the increased competition to process natural gas and the historically low gas prices prevalent in the Rocky Mountain Region, the Company has not been able to purchase third party gas at an economical rate. In light of the uncertainty of the PSCo gas contract discussed previously under the caption Gas Plant Marketing and Trading, and the increasing competitive environment in the natural gas market, it is uncertain at this time if the Company will be able to compete with other gas plants and purchasers of natural gas from the Wattenburg Field. Accordingly, it cannot be determined at this time when, or if, the Company will process any additional third party gas.


Costs associated with the Gas Plant operations consist of both semi-fixed and variable costs. The semi-fixed costs consist of direct payroll, utilities, operating supplies, general and administrative costs, and other items necessary in the day-to-day operations. The semi-fixed costs average approximately $435,000 annually and are not expected to change significantly regardless of the volume processed by the Gas Plant. The variable costs consist primarily of purchased gas, plant fuel and shrink, lubricants, repair and maintenance, and costs of gas marketing and buying. These costs are generally a direct function of the volume processed by the Gas Plant and are expected to either increase or decrease proportionately with the corresponding plant production. The costs in 1995 increased both in amount and as a percentage of revenue, when compared to 1996, as a result of the Company purchasing and processing third party gas between February 1995 and September 1995. Prior to that time, and currently, most of the gas processed by the Gas Plant was from wells the Company owned. Accordingly, the variable costs, as a percentage of revenue, decreased in 1996.


Oil and Gas
Operating statistics for oil and gas producing activities for the periods are as follows:
                                              For the Three Months
                                                 Ended March 31,
                                        --------------------------------
                                           1996                 1995
                                        ------------        ------------
Production:
          Oil (bbls)                        26,608              37,244
          Gas (Mcf)                        111,925             125,761
          BOE (6:1)                         45,262              58,204

Average Collected Price:
          Oil (per Bbl)                 $    17.74          $    16.13
          Gas (per Mcf)                 $     1.26          $     1.30
          Per BOE (6:1)                 $    13.33          $    13.14

Gross Margin:
          Revenue                       $   613,099         $   764,527
          Costs                            (293,916)          (476,927)
                                         -----------         -----------
               Gross Margin             $   319,183        $   287,600
                                         ===========         ===========
               Gross Margin Percent           52%                 38%

Change in oil and gas revenue
  attributed to:
          Production                    $  (189,565)
          Price                             38,137
                                          ----------
                                        $  (151,428)
                                          ==========

Average Production Cost per
   BOE before DD&A                      $      6.49         $      8.19
                                          ==========         ===========

The price of oil and natural gas had very little effect on the decrease in revenue between the two periods presented. The price of oil did not start its upward trend until March 1996. Accordingly, if this trend continues, the Company expects even greater margins in the future. Most of the decrease in revenue was attributable to a decrease in production. The Company has not performed any significant drilling or development activities since the fourth quarter of 1994. Accordingly, the 12,942 decrease in BOE production can be attributed to the following: 1) approximately 3,700 BOE relates to the oil and gas properties that were sold in 1995; 2) approximately 3,000 BOE relates to operating reconfiguration on certain properties that essentially lowered the production levels yet increased the gross margins from operations; and 3) the remaining decrease is substantially attributed to the natural decline inherent of oil and gas wells.

The decrease in production costs, both in total and per BOE, are substantially attributed to: 1) the oil and gas properties sold in 1995 incurred production costs of $62,271. With revenues of $51,766, the properties sold incurred losses of $10,505 during the first quarter of 1995; and 2) operating reconfiguration on certain properties designed to maximize the gross margins from operations.
These efforts are reflective of the Company's focus on managing production, controlling costs and increasing the net margin from oil and gas producing activities.

Oil Field Services and Oil Field Supply
Operating statistics for the Company's service and supply operations for the periods presented are as follows:

                          Service Operations              Supply Operations
                         For the Three Months             For the Three Months
                           Ended March 31,                 Ended December 31,
                    ---------------------------       --------------------------
                        1996           1995               1996           1995
                    ------------   ------------       ----------       ---------
Revenue             $  133,917     $   378,979        $   67,685     $ 162,062
Costs                  (80,792)       (339,629)          (66,483)      (139,216)
Depreciation           (25,496)        (50,598)           (3,180)        (3,513)
                      ---------      -----------      ----------       ---------
  Net Operating
   Income (Loss)    $   27,629        $   (11,248)    $   (1,978)    $  19,333
                      =========         ===========     ==========     =========

The decrease in revenue from the operations is directly related to the restructuring initiatives conducted in 1995. A summary of the restructuring for both operations is discussed in the following paragraphs.

Service Operations
Historically, the Company's service business has operated out of two locations - Loveland and Sterling Colorado. The services provided included: servicing rigs, vacuum trucks, roustabout services and hot oiling services. The operations serviced both the Company's needs and those of third parties. The restructuring was focused on reducing the service rig, vacuum truck and roustabout operations to a point where the Company can service its own needs efficiently and at the lowest possible cost while performing only limited services for third parties. Any services of this type to third parties will be limited to those circumstances when the equipment and man power is not needed in the Company's operations. The Company did retain its hot oiler fleet and intends to continue providing this service to third parties on a full time basis. Although management anticipates the future revenues generated from the service operations will be reduced to approximately $350,000 to $450,000 annually, it is not expected to have a material negative effect on the Company's overall results of operations in light of the historically low margins and/or operating losses.

Supply Operations
Historically, the Company's supply business has also operated out of two locations - Loveland and Sterling, Colorado. The restructuring was focused on consolidating the operations to one location (Loveland, Colorado), eliminating duplicate costs and ultimately reducing the amount of inventory. Although management expects total revenues to decrease to approximately $250,000 to $300,000 annually, it is not expected to have a material negative effect on the Company's overall results of operations in light of the historically low margins and/or operating losses.

Well Administration and Other Income
This revenue primarily represents the revenue generated by the Company for operating oil and gas properties. There has been no significant change in the average monthly revenue between 1995 and 1996 and Management does not expect any significant change in the future.

General and Administrative Expenses
General and Administrative Costs decreased 17% from $289,159 in the first quarter of 1995 compared to $240,586 for the first quarter of 1996. The decrease can be substantially attributed to the considerable effort put forth by Management of the Company to decrease and control general and administrative expenses. For example:

a)measures taken included downsizing of personnel, using contract services for temporary assignments, eliminating unnecessary services or supplies, and evaluating certain types of costs for efficiency and need;

b)in connection with the restructuring announced in the second quarter of 1995, the Company closed its administrative office in Denver, Colorado and has eliminated annual payroll costs associated with its accounting and administrative staff of approximately $140,000;

c)the closing of the administrative office in Denver, Colorado is anticipated to save the Company an additional $60,000 annually from costs that were duplicated as a result of the Company maintaining two administrative offices (such as rent, telephone, insurance and office supplies).

Management is continually evaluating ways to further cut general and administrative costs. However, there can be no assurance that future general and administrative costs will be further curtailed nor can there be any assurance that general and administrative costs may not increase in future periods. The consulting contract entered into with Beta, in March 1996 is expected to increase annual expenses at least $320,000. As of March 31, 1996, the Company had incurred $15,048 of fees and expenses associated with Beta and this amount is included in general and administrative expenses.




Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD & A") consisted of the following:

                                                      For the Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                         1996            1995
                                                     -----------      ---------
          Oil and Gas Properties                    $  157,901      $  218,218
          Gas Plant and Other Buildings                 62,072          60,863
          Rolling Stock                                 23,048          43,781
          Other Field Equipment                          7,945          14,035
          Furniture and Fixtures                        11,682          11,558
          Non-Compete Agreements                        11,500          24,000
                                                       ---------       ---------
               Total                                 $  274,148      $  372,455
                                                       =========       =========

DD&A per BOE for oil and gas properties decreased to $3.49 per BOE in the first quarter of 1996 compared to $3.75 per BOE in the first quarter of 1995 primarily because of the properties sold in 1995 required a higher rate of DD&A. The decrease in DD&A for the Rolling Stock and Other Field Equipment can be attributed to the disposition of the corresponding assets during the restructuring of the Service and Supply operations. The decrease in the amortization of the Non-compete Agreements is because one agreement with an original cost basis of $100,000, which was being amortized over a 24 month period, became fully amortized in 1995.

Interest Expense
Total interest expense for the first quarter of 1996 was $ 58,119 compared to $77,640 for the same period in 1995. This lower interest expense is reflective of the decrease in long term debt from $3.1 million at March 31, 1995 to $2.1 million at March 31, 1996.

Gain on Sale of Assets
The gain on sale of assets of $33,411 in the first quarter of 1995 is primarily related to the sale of various oil and gas properties. The Company did not dispose of any significant assets in the first quarter of 1996.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities

(a) There is no information reportable under this item for the period covered by this report.

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

(b) In December 1994, the Board of Directors elected to forego the declaration of the regular quarterly dividend for the Company's Series A Cumulative Convertible Preferred Stock for the fourth quarter of 1994. In March 1995, the Board of Directors elected to suspend the Preferred Stock dividend indefinitely. However, the dividends continue to accrue on a monthly basis and are cumulative. Accordingly, as of March 31, 1996, dividends in arrears aggregate $304,032 or $1.50 per share.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Company's security holders during the period covered by this report.

Item 5. Other Information

There is no information reportable under this item for the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

(a) There are no exhibits filed as part of this report.

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                               SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PEASE OIL AND GAS COMPANY



Date: May 10, 1996            By: /s/ Willard H. Pease, Jr.
                              Willard H. Pease, Jr.
                              President and Chief Executive Officer



Date: May 10, 1996            By: /s/ Patrick J. Duncan
                              Patrick J. Duncan
                              Chief Financial Officer and
                              Principal Accounting Officer