Form 10QSB
period 1996-06-30
PEASE OIL & GAS CO /CO/
filed 1996-08-13
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                                   or
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED JUNE 30, 1996
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

As of August 1, 1995 the issuer had 7,301,207 shares of its $0.10 par value Common Stock and 202,688 shares of its $0.01 par value Series A Cumulative Convertible Preferred Stock issued and outstanding. As of August 1, 1996 the aggregate market value of the common stock held by non-affiliates was $10,181,480. This calculation is based upon the closing sale price of $1.53125 per share on August 1, 1996.



                               TABLE OF CONTENTS


                                                          PAGE
                                                         NUMBER


PART I - Financial Information

     Item 1. Financial Statements

        Consolidated Balance Sheets                        3-4
          June 30, 1996 (unaudited)
          and December 31, 1995

        Consolidated Statements of Operations              5-6
          For the Three Months Ended June 30, 1996
          (unaudited) and 1995 (unaudited)

        Consolidated Statements of Operations              7-8
          For the Six Months Ended June 30, 1996
          (unaudited) and 1995 (unaudited)

        Consolidated Statements of Cash Flows             9-10
          For the Six Months Ended June 30, 1996
          (unaudited) and 1995 (unaudited)

        Notes to Consolidated Financial Statements       11-12

     Item 2. Management's Discussion and Analysis of     13-25
               Financial Condition and
               Results of Operations

Part II - Other Information                                26

Part III - Signatures                                      27

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                                              June 30,     December 31,
                                                1996           1995
                                            ------------    -----------
                                            (unaudited)

CURRENT ASSETS:
 Cash and equivalents                       $      770,200    $    677,275
 Trade receivables                                 712,988         963,315
 Inventory                                         468,132         532,289
 Prepaid expenses and other                        102,421          77,844
 Common Stock Subscription Receivable                 -             68,750
                                                -----------     -----------
 Total current assets                            2,053,741       2,319,473
                                                -----------     -----------
OIL AND GAS PROPERTIES, at cost
(successful efforts method):
 Undeveloped properties                            377,606         377,606
 Work-in-process                                   326,397            -
 Developed properties                            9,037,220       9,149,516
                                                -----------     -----------
 Total oil and gas properties                    9,741,223       9,527,122
 Less accumulated depreciation,
  depletion and impairment                      (3,671,491)     (3,608,917)
                                                -----------     -----------
 Net oil and gas properties                       6,069,732       5,918,205
                                                -----------     -----------
PROPERTY, PLANT AND EQUIPMENT, at cost:
 Gas plant                                       4,099,285       4,095,227
 Service equipment and rolling-stock               871,633         855,025
 Land, buildings and office equipment              539,251         529,703
                                                -----------     -----------
 Total property, plant and equipment             5,510,169       5,479,955
 Less accumulated depreciation                  (1,244,458)     (1,034,731)
                                                -----------     -----------
 Net property, plant and equipment               4,265,711       4,445,224
                                                -----------     -----------
ASSETS HELD FOR SALE                                 -              92,432
                                                -----------     -----------
OTHER ASSETS:
 Non-compete agreements, net                       329,676         352,674
 Deferred debt Issuance costs, net                 372,245            -
 Other                                             287,801         311,718
                                                -----------     -----------
 Total other assets                                989,722         664,392
                                                -----------     -----------
TOTAL ASSETS                                $   13,378,906    $ 13,439,726
                                                ===========     ===========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)


                                                   June 30,     December 31,
                                                     1996           1995
                                                 -----------     -----------
                                                 (unaudited)
CURRENT LIABILITIES:
 Current maturities of long-term debt        $      939,869    $  1,100,474
 Accounts payable, trade:
   Natural gas purchases                            263,165         899,878
   Other                                            382,490         272,689
 Accrued production taxes                           242,717         303,287
 Other accrued expenses                             190,155         243,325
                                                 -----------     -----------
         Total current liabilities                2,018,396       2,819,653
                                                 -----------     -----------
LONG-TERM LIABILITIES:
 Long-term debt, less current
  maturities:
   Related parties                                  349,081         338,741
   Other                                            437,525         884,418
   Convertible Debenture                          1,015,000            -
  Accrued production taxes and other                278,940         379,652
                                                 -----------     -----------
         Total long-term liabilities              2,080,546       1,602,811
                                                 -----------     -----------
STOCKHOLDERS' EQUITY:
 Preferred Stock, par value $ .01 per
  share, 2,000,000 shares authorized,
  202,688 shares of Series A Cumulative
  Convertible Preferred Stock issued and
  outstanding,(liquidation preference of
  $2,381,584 at June 30, 1996)                       2,027            2,027
 Common Stock, par value $.10 per share,
  25,000,000 shares authorized, 7,301,207
  and 7,180,804 shares issued,
  respectively                                      730,121         718,081
 Additional paid-in capital                      16,856,204      16,560,194
 Accumulated deficit                             (8,308,388)     (8,263,040)
                                                 -----------     -----------
         Total stockholders' equity               9,279,964       9,017,262
                                                 ===========     ===========
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                     $   13,378,906    $ 13,439,726
                                                ===========     ===========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   For The Three Months
                                                       Ended June 30,
                                                 ---------------------------
                                                     1996            1995
                                                 ------------    -----------
REVENUE:
 Natural gas marketing and trading           $      702,610    $    734,720
 Oil and gas sales                                  638,879         712,508
 Gas plant processing                               167,837         322,324
 Oil field services and supply                      104,533         382,523
 Well administration and other income                33,415          17,226
                                                 -----------     -----------
          Total revenue                           1,647,274       2,169,301
OPERATING COSTS AND EXPENSES:
 Natural gas marketing and trading                  614,783         643,770
 Oil and gas production                             353,947         428,956
 Gas plant processing                               126,767         275,286
 Oil field services and supply                       93,402         359,665
 General and administrative                         327,282         291,609
 Depreciation, depletion and
  amortization                                      274,171         322,751
 Restructuring charges                                 -             60,465
                                                 -----------     -----------
         Total operating costs and expenses       1,790,352       2,382,502
                                                 -----------     -----------
LOSS FROM OPERATIONS                               (143,078)       (213,201)
OTHER INCOME (EXPENSES):
 Interest expense                                   (71,136)        (83,745)
 Gain on sale of assets                              18,188          18,043
                                                 -----------     -----------
         Total other expenses, net                  (52,948)        (65,702)
                                                 -----------     -----------
LOSS BEFORE INCOME TAXES                           (196,026)       (278,903)
 INCOME TAXES
  Deferred income tax benefit                          -             96,600
                                                 -----------     -----------
NET LOSS                                     $     (196,026)   $   (182,303)
                                                 ===========     ===========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                  (continued)

                                                    For The Three Months
                                                        Ended June 30,
                                                 ---------------------------
                                                    1996             1995
                                                 -----------     -----------

NET LOSS                                     $     (196,026)   $   (182,303)
PREFERRED STOCK DIVIDENDS:
 Declared                                             -                -
 In arrears                                         (50,672)        (50,672)
                                                 -----------     -----------
         Total preferred stock dividends            (50,672)        (50,672)
                                                 -----------     -----------
NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS                                $     (246,698)   $   (232,935)
                                                 ===========     ===========
NET LOSS PER COMMON SHARE                    $        (0.03)   $      (0.03)
                                                 ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                               7,262,000       6,671,800
                                                 ===========     ===========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      For The Six Months
                                                         Ended June 30,
                                                 ---------------------------
                                                    1996            1995
                                                 -----------     -----------
REVENUE:
 Natural gas marketing and trading           $    2,048,565    $  2,045,520
 Oil and gas sales                                1,251,978       1,477,035
 Gas plant processing                               355,680         567,202
 Oil field services and supply                      306,135         923,564
 Well administration and other income                65,572          47,726
                                                 -----------     -----------
         Total revenue                            4,027,930       5,061,047
                                                 -----------     -----------
OPERATING COSTS AND EXPENSES:
 Natural gas marketing and trading                1,745,446       1,801,570
 Oil and gas production                             647,863         905,883
 Gas plant processing                               252,008         458,495
 Oil field services and supply                      240,677         838,510
 General and administrative                         567,768         580,768
 Depreciation, depletion and
  amortization                                      548,319         695,206
 Restructuring charges                                 -             79,719
                                                 -----------     -----------

         Total operating costs and expenses       4,002,081       5,360,151
                                                 -----------     -----------
LOSS FROM OPERATIONS                                 25,849        (299,104)
OTHER INCOME (EXPENSES):
 Interest expense                                  (129,255)       (161,385)
 Gain on sale of assets                              16,649          51,454
                                                 -----------     -----------
         Total other expenses, net                 (112,606)       (109,931)
                                                 -----------     -----------
LOSS BEFORE INCOME TAXES                            (86,757)       (409,035)
INCOME TAXES
 Federal income tax refund                           41,409            -
 Deferred income tax benefit                           -            141,100
                                                 -----------     -----------
NET LOSS                                     $      (45,348)   $   (267,935)
                                                 ===========     ===========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                  (continued)

                                                     For The Six Months
                                                         Ended June 30,
                                                 ---------------------------
                                                    1996            1995
                                                 ----------      -----------
NET LOSS                                     $     (45,348)    $   (267,935)
PREFERRED STOCK DIVIDENDS:
In arrears                                        (101,344)        (101,344)
Converted in Tender Offer                             -            (117,000)
                                                 -----------     -----------
         Total preferred stock dividends          (101,344)        (218,344)
                                                 -----------     -----------
 Loss before non-cash inducement                  (146,692)        (486,279)
 Non-cash inducement in tender offer                  -          (1,523,906)
                                                 -----------     -----------

NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS                                $    (146,692)    $ (2,010,185)
                                                 ===========     ===========
NET LOSS PER COMMON SHARE
 Before non-cash inducement                  $       (0.02)    $      (0.09)
 Non-cash inducement                                  -               (0.30)
                                                 -----------     -----------
         Net loss per common share           $       (0.02)    $      (0.39)
                                                 ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                   7,226,000        5,219,000
                                                 ===========     ===========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                     For The Six Months
                                                        Ended June 30,
                                                 ---------------------------
                                                     1996           1995
                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                    $     (45,348)    $   (267,935)
 Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
    Provision for depreciation
      and depletion                                525,320          647,206
    Amortization of intangible assets               42,084           59,301
    Provision for bad debts                           -               3,773
    Deferred income taxes                             -            (141,100)
    Gain on sale of property and equipment         (16,648)         (51,454)
    Issuance of stock for services                  38,050           28,281
    Other                                          (26,668)         (26,667)
 Changes in operating assets
  and liabilities:
 (Increase) decrease in:
   Account receivable                              250,327          610,265
   Inventory                                        64,157          (61,195)
   Prepaid expenses and other assets               (33,410)          (7,004)
 Increase (decrease) in:
   Accounts payable                               (526,899)        (707,766)
   Accrued expenses                               (204,125)        (166,761)
                                                 -----------     -----------
  Net cash provided by (used in)
     operating activities                           66,840          (81,056)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property
  and equipment                                   (541,801)        (264,347)
 Proceeds from sale of property
  and equipment                                    153,547          309,606
 Proceeds from redemption of
   certificate of deposit                           26,500           31,200
                                                 -----------     -----------
  Net cash provided by (used in)
     investing activities                         (361,754)          76,459
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                    1,015,000             -
 Repayment of long-term debt                      (510,830)        (449,147)
 Net proceeds from issuance of
  Common Stock                                      68,750          233,880

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (continued)

                                                     For The Six Months
                                                        Ended June 30,
                                                 ---------------------------
                                                     1996           1995
                                                 -----------     -----------
 Debt Issuance costs                               (185,081)           -
                                                 -----------     -----------
  Net cash provided by (used in)
     financing activities                           387,839        (215,267)
                                                 -----------     -----------
INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS                                       92,925        (219,864)
CASH AND EQUIVALENTS, beginning
   of period                                        677,275         532,916
                                                 -----------     -----------
CASH AND EQUIVALENTS, end of period          $      770,200    $    313,052
                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for interest                     $       98,216    $    142,251
                                                 ===========     ===========
  Cash paid for income taxes                 $         -       $       -
                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  Estimated fair value of warrants
    granted and capitalized as
    debt issuance costs                      $      200,000    $       -
                                                 ===========     ===========
  Conversion of long-term debt into
    common stock                             $       70,000    $       -
                                                 ===========     ===========
  Issuance of stock for services             $       38,050    $     28,281
                                                 ===========     ===========
  Acquisition of oil and gas properties
    for stock                                $         -       $     59,922
                                                 ===========     ===========
  Long-term debt incurred
   for purchase of vehicles                  $         -       $     24,992
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

Note 2 - Private Placement:

In April 1995, the Company initiated a private placement to sell up to $5,000,000 of collateralized convertible debentures in the form of "Units".
The private placement is more thoroughly discussed later in Managements
Discussion and Analysis under the caption Liquidity and Capital resources.

Note 3 - Deferred Debt Issuance Costs:

In connection with the warrants issued to Beta Capital Group, Inc. In March
1996 to purchase one million shares of the Company's common stock at $ .75 per share, (which are more fully described in the Annual Report on Form 10-KSB), the Company recorded the estimated fair value of the warrants of $200,000 as a debt issuance cost. This amount will be amortized over the term of the convertible debentures discussed in Note 2. The estimated fair value of the warrants was determined under the valuation methodology prescribed in Statement of Financial Accounting Standards No. 123 and the consensus reached in issue No. 91-3 of the Emerging Issues Task Force.

In addition, all other direct costs incurred in connection with the private placement have been capitalized and are being amortized over the term of the convertible debentures.

Note 4 - Income Taxes:

The total income tax expense or benefit differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to income or loss before taxes primarily due to the utilization of net operating loss carry forwards, tax credit carry forwards, and percentage depletion carry forwards.

The income tax refund of $41,509 recorded during the first quarter of 1996 is related to a net operating loss carry back that was filed with the Internal Revenue Service in March 1996.
Note 5 - Reclassifications:

Certain reclassifications have been made to the 1995 financial statements to conform to the presentation in 1996. The reclassifications had no effect on the 1995 net loss.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

SELECTED FINANCIAL DATA

Statement of Operations Data:               For the Three Months
                                               Ended June 30,
                                         -------------------------
                                            1996           1995
                                         ----------     ----------
Natural gas marketing and trading        $  702,610     $  734,720
Oil and gas sales                           638,879        712,508
Gas plant processing revenue                167,837        322,324
Total operating revenues                  1,647,274      2,169,301
   Net income (loss)                       (196,026)      (182,303)
Preferred Stock Dividends:
   Declared                                    -              -
   In arrears                               (50,672)       (50,672)
                                           ---------      ---------
   Net income (loss) applicable
    to common stockholders               $ (246,698)    $ (232,935)
                                           =========      =========
Per Share Data:

Before non-cash inducement charge             (0.03)         (0.03)
Effect of non-cash inducement charge           -              -
                                           ---------      ---------
   Net income (loss) per common share    $    (0.03)    $    (0.03)
                                           =========      =========
Cash dividends declared per common share       -              -
                                           =========      =========

SELECTED FINANCIAL DATA

Statement of Operations Data:                  For the Six Months
                                                Ended June 30,
                                         ----------------------------
                                             1996            1995
                                         -----------    -------------
Natural gas marketing and trading        $ 2,048,565    $ 2,045,520
Oil and gas sales                          1,251,978      1,477,035
Gas plant processing revenue                 355,680        567,202
Total operating revenues                   4,027,930      5,061,047
   Net income (loss)                         (45,348)      (267,935)
Preferred stock dividends:
   Declared                                     -              -
   In arrears                               (101,344)      (101,344)
   Converted in tender offer                    -          (117,000)
Non-cash inducement charge to
  convert perferred stock to common stock        -        (1,523,906)
                                          -----------    -----------
   Net income (loss) applicable
    to common stockholders                $  (146,692)   $(2,010,185)
                                          ===========    ===========
Per Share Data:                               For the Six Months
                                                Ended June 30,
                                         ----------------------------

Before non-cash inducement charge               (0.02)        (0.09)
Effect of non-cash inducement charge             -            (0.30)
                                           -----------   -----------
   Net income (loss) per common share     $     (0.02)   $    (0.39)
                                           ===========   ===========
Cash dividends declared per common share        -              -
                                           ===========   ===========

Balance Sheet Data:                                  As of
                                         ---------------------------
                                            6/30/96        12/31/95
                                         ------------    ------------
Working capital (deficit)                $    35,345    $  (500,180)
Total assets                             $13,378,906    $13,439,726
Long-term liabilities                    $ 2,080,546    $ 1,602,811
Stockholder's equity                     $ 9,279,964    $ 9,017,262

Liquidity
At June 30, 1996, the Company's cash balance was $770,200 with a positive working capital position of $35,345, compared to a cash balance of $677,275 and a working capital deficit of $500,180 at December 31, 1995. The change in the Company's cash balances is summarized as follows:
 Cash balance at December 31, 1995            $  677,275
 Cash provided by operating activities            66,840
 Capital expenditures                           (541,801)
 Proceeds from the sale of property
   and equipment                                 153,547
 Redemption of certificates of deposit            26,500
 Payments on Long-term debt                     (510,830)
 Net proceeds from issuance of
   convertible debt                              829,919
 Proceeds from common stock
   subscription receivable                        68,750
                                                ---------
 Cash balance at June 30, 1996                $  770,200
                                                =========

The success of the Company is largely dependent on its ability to raise additional debt or equity capital to fund future drilling and development activities. Since the acquisition of Skaer Enterprises Inc. ("Skaer")in August of 1993, the Company has suffered from undercapitalization, lacking the necessary funds to properly exploit the assets acquired from Skaer or explore other opportunities outside of its existing asset base. Therefore, management has diligently pursued various avenues in search of a strategic partner to facilitate the Company's growth.

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

In April 1995, the Company initiated a private placement to sell up to $5,000,000 of collateralized convertible debentures in the form of "Units". Each Unit consists of one $50,000 five-year 10% collaterized convertible debenture and warrants to purchase 25,000 shares of the Company's common stock at $1.25 per share. The debentures will be subordinate to payment in full of the existing debt with Colorado National Bank. The debentures will be collaterized by a second priority interest in certain oil and gas properties owned and operated by the Company as well as a second priority interest in the Company's gas processing facility. The debentures will be convertible, at the holders option, into the Company's common stock of $3.00 per share and may be redeemed by the Company, in whole or in part, beginning at a premium of 110% of the original principal amount and are subject to adjustment beginning on April 25, 1999. Interest on the debentures will be payable quarterly commencing on September 30, 1996 and the entire principal balance will be due on April 15, 2001. The warrants will be exercisable commencing on August 1, 1996 and will expire on July 31, 2001. The Company will be entitled to call the warrants at any time commencing 90 days after issuance at a price of $0.10 per warrant. As of August 1, 1996, the Company had sold 27 units generating gross proceeds of $1,355,000. The Company has agreed to use its best efforts to register for resale: (1) the shares of common stock into which the debentures may be converted; (2) the warrants; and (3) the shares of common stock issuable upon exercise of the warrants by including such securities on a registration statement on an appropriate form filed with the United States Securities and Exchange Commission within 60 days of terminating the private placement.

Any future proceeds generated from these efforts, if successful, will be used to: retire the existing debt with Colorado National Bank, working capital, more horizontal development drilling in Loveland Field (Colorado), and to participate with other industry leaders in select drilling ventures in Louisiana, the Gulf of Mexico or elsewhere in the continental United States. The capital raising discussed above is only the first of a series of financings the Company is contemplating with Beta's assistance. Accordingly, Management firmly believes that this union with Beta will put the Company well on its way to realizing its goal of growth and expansion.

Regardless of the outcome of the private placement, Management believes the current cash flows will support continued operations for at least 12 months. The Company has not yet determined what actions it will take if the contemplated private placement should be unsuccessful, or if the current cash flows will not support continued operations. Potential actions may include (i) selling some of the existing oil and gas properties; (ii) reducing, downsizing, discontinuing and/or spinning-off other assets and operations of the Company; and (iii) attempting to raise additional capital through private placements, joint ventures or debt financing with partners other that Beta.

Capital Expenditures
During the first half of 1996, the Company invested $ 541,801 in property and equipment as follows:

           Oil and Gas Properties:
             Horizontal drilling in process   $   326,397
             Perforating and fracing 3 wells
               in Loveland Field                   95,473
             Other workovers                       87,689
                                                 ---------
                Total Oil and Gas prooperties $   509,559
           Service Equipment and
             Rolling Stock                         21,550
           Office Equipment                         6,634
           Gas Plant facility                       4,058
                                                 ---------
                                              $   541,801
                                                 =========
As of June 30, 1996, the Company was in process of drilling the first "double-stacked" horizontal well in Colorado. A "double-stacked" horizontal well consists of drilling two separate horizontal wells, or legs, in two separate geologic formations from a single well bore. This technology has been used extensively in the Austin Chalk Formation in Texas. Pease Oil and Gas Company is the first to bring this technology to Colorado. The drilling rig was released on July 22, 1996 and the Company expects to have the well completed in August 1996.

Prior to commencing the horizontal drilling, the Company recompleted 3 wells in Loveland Field in the Timpas formation - a relatively undeveloped formation. Based on the results of this work as well as other geologic and engineering data, the Company concluded that the Timpas formation was an excellent candidate to be included in the anticipated horizontal drilling program in Loveland Field. Accordingly, one of the legs drilled in the first horizontal well was in the Timpas formation. Should the Company be successful in selling all of the private placement it is anticipated up to a total $2.5 million will be invested for additional drilling and development activities in 1996.

RESULTS OF OPERATIONS

Overview

The Company's largest source of operating income is from the sale of produced oil, gas, and natural gas liquids. Therefore, the level of the Company's revenues and earnings are affected by prices at which natural gas, oil and natural gas liquids are sold. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in natural gas, oil and natural gas liquid prices and the lack of predictability of those fluctuation as well as changes in production levels.

Early in 1995, the Company initiated a corporate restructuring that focused on: eliminating areas of its business that were losing money; reducing operating costs; increasing efficiencies; and generating funds for working capital. These initiatives included but were not limited to:

1)    downsizing of the Company's oil field service and supply operations.
      As is more fully discussed later in this section under their respective captions, the Company's oil field service and oil field supply operating margins have been historically low and even unprofitable.
      The burden of these low margins or operating losses have been compounded with the risks inherent in these operations, the capital investment required to maintain and operate, and the uncertainty of the future prospects in light of the overall decrease in natural gas prices and drilling activity. Downsizing these operations is not expected to have a material negative effect on the Company's overall results of operations.

2) closing the administrative office in Denver, Colorado which eliminated annual payroll costs associated with its accounting and administrative staff of approximately $140,000. The Company also expects savings of an additional $60,000 annually from costs duplicated as a result of the Company maintaining two administrative offices (such as rent, telephone, insurance and office supplies).

Prior to the restructuring initiatives discussed above, the Company also addressed one of the single largest cash demands burdening the Company - the preferred stock dividend. In light of the Company's continuing operating losses, deteriorating working capital position, and belief that the Company's primary lender would not approve a payment thereon, the Company's Board of Directors voted in December 1994 to not declare the quarterly cash dividend to holders of the Company's Series A Cumulative Convertible Preferred Stock ("Preferred Stock") for the fourth quarter of 1994. In March 1995, the Board of Directors voted to suspend payment on any future Preferred Stock dividends indefinitely. However, pursuant to the terms underlying the Preferred Stock, dividends will continue to accrue on an monthly basis. Dividends paid in the future, if any, on the Preferred stock will be contingent on many factors, including but not limited to, whether or not a dividend can be justified through the cash flow and earnings generated from future operations.

Since the future payment of Preferred Stock dividends was so uncertain, and the Company wanted to preserve its working capital, in January 1995, the Company extended a tender offer to the Preferred stockholders. On February 28, 1995, the Company completed the tender offer to its Preferred Stockholders whereby the holders of the Company's Preferred Stock were given the opportunity to convert each share of Preferred Stock and all then accrued and undeclared dividends (including the full dividend for the quarters ended December 31, 1995 and March 31, 1995) into 4.5 shares of the Company's Common Stock and warrants to purchase 2.625 shares of Common Stock at $5.00 per share through December 31, 1996 and $6.00 per share through August 13, 1998, (the date the warrants expire). As a result of the tender offer 933,492 shares of the Preferred stock converted into 4,200,716 shares of the Company's Common Stock and warrants to purchase 2,450,417 shares of Common stock. In addition, 21,600 shares of Preferred Stock converted into 56,739 shares of Common Stock prior to the tender offer. Accordingly, as of March 31, 1996 there remains 202,688 shares of Preferred Stock outstanding. These events substantially changed the capital structure of the Company and alleviated the burden of approximately 83% of Preferred Stock dividends.

These restructuring initiatives consolidated and focused the Company's operations such that it is operating very efficiently today. The consideration of the restructuring is an important component when comparing the results of operations between the two periods presented.

Total Revenue
Total Revenue from all operations was as follows:

                                     For the Three Months Ended June 30,
                                  -----------------------------------------
                                        1996                    1995
                                  ----------------         ----------------
                                    Amount      %            Amount      %
                                   ---------   ----         ---------   ----
Natural gas marketing
 and trading                     $   702,610    43%       $   734,720    34%
Oil and gas sales                    638,879    39%           712,508    33%
Gas plant processing                 167,837    10%           322,324    14%
Oil field services and supply        104,533     6%           382,523    18%
Well administration
 and other income                     33,415     2%            17,226     1%
                                    ---------   ----         ---------   ----
   Total revenue                  $ 1,647,274   100%         2,169,301   100%
                                    =========   ====         =========   ====




                                        For the Six Months Ended June 30,
                                   -----------------------------------------
                                         1996                     1995
                                   ----------------         ----------------
                                     Amount      %            Amount      %
                                   ---------   ----         ---------   ----

Natural gas marketing
 and trading                     $ 2,048,565    51%       $ 2,045,520    41%
Oil and gas sales                  1,251,978    30%         1,477,035    29%
Gas plant processing                 355,680     9%           567,202    11%
Oil field services and supply        306,135     8%           923,564    18%
Well administration
 and other income                     65,572     2%            47,726     1%
                                    ---------   ----         ---------   ----
   Total revenue                  $ 4,027,930   100%         5,061,047   100%
                                    =========   ====         =========   ====


The decrease in total revenue is a result of the Company not processing any third party gas through its gas plant facility in 1996, a decrease in oil and gas production and a loss of revenue resulting from the Company's downsizing of its service and supply operations. These circumstances, along with any known trends or changes that effect revenue on a line-by-line basis are discussed in the following paragraphs under their respective captions.

Natural Gas Marketing and Trading
The Company has a "take-or-pay" contract with Public Service Company of Colorado ("PSCo") which calls for PSCo to purchase from the Company a minimum of 2.92 billion cubic feet ("BCF") of natural gas annually. The price paid the Company by PSCo is based on the Colorado Interstate Gas Commission's "spot" price, plus a fixed price bonus. The Company fills a portion of this contract with marketing and trading activities which represent gas purchased from third parties and sold to PSCo under the terms of the contract.

Operating statistics for the Company's Marketing and Trading Activities for the periods presented are as follows:


                                    For the Three Months
                                          Ended June 30,
                               ---------------------------------
                                    1996                1995
                               -------------       -------------
 Total Volume Sold (Mcf)            498,277             505,785
 Average Price                 $       1.41        $       1.45
                                 -----------         -----------
      Total Revenue            $    702,610        $    734,720
 Costs                             (614,784)           (643,770)
                                 -----------         -----------
      Gross Margin             $     87,826        $     90,950
                                 ===========         ===========


                                      For the Six Months
                                          Ended June 30,
                               ---------------------------------
                                    1996                1995
                               -------------       -------------
 Total Volume Sold (Mcf)          1,223,756            1,345,742
 Average Price                 $       1.67        $        1.52
                                 -----------         ------------
      Total Revenue            $  2,048,565        $   2,045,520
 Costs                           (1,745,446)          (1,801,570)
                                 -----------         ------------
      Gross Margin             $    303,119        $     243,950
                                 ===========         ============

The contract with PSCo expired on June 30, 1996. Historically, the price paid by PSCo under that contract was at a premium above the market and therefore allowed for the marketing and trading activities. Although the Company has been negotiating with PSCo to renew the contract, no formal agreement has been reached as of the date of this report. Consequently, no marketing and trading revenues have been generated subsequent to June 30, 1996. With the increasing competition fostering within all phases of the natural gas industry, it is unlikely that the contract will be renewed at an above market premium, if at all, and the Company's Marketing and Trading activities will probably disappear. Accordingly, since the gross margin represents the net cash flow and income generated from this activity, the loss of this premium contract price will have a material and negative impact on the Company's future operations.

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:
                                      For the Three Months
                                          Ended June 30,
                               ------------------------------------
                                   1996                     1995
                               -----------              -----------
Production:
 Oil (bbls)                        26,500                    33,100
 Gas (Mcf)                        112,000                   144,800
 BOE (6:1)                         45,100                    57,200
Average Collected Price:
 Oil (per bbl)                 $    19.71               $     16.77
 Gas (per Mcf)                 $     1.05               $      1.08
 Per BOE (6:1)                 $    14.16               $     12.44
Gross Margin:
 Revenue                       $  638,879               $   712,508
 Costs                           (353,947)                 (428,956)
                                ----------                ----------
   Gross Margin                $  284,932               $   283,552
                                ==========                ==========
   Gross Margin Percent             45%                       40%
                                ==========                ==========
Average Production Costs per
  BOE before DD&A              $     7.85               $      7.50
DD&A per BOE                         3.47                      3.08
                                ----------                ----------
 Total Costs of Production
   per BOE                     $    11.32               $     10.58
                                ==========                ==========
Change in oil and gas revenue
  attributed to:
 Production                    $ (147,894)
 Price                             74,265
                                ----------
                                  (73,629)
                                ==========

                                       For the Six Months
                                          Ended June 30,
                               -------------------------------------
                                   1996                     1995
                               -----------              ------------
Production:
 Oil (bbls)                        53,100                    68,500
 Gas (Mcf)                        228,200                   280,500
 BOE (6:1)                         91,100                   115,300
Average Collected Price:
 Oil (per bbl)                 $    18.72               $     16.87
 Gas (per Mcf)                 $     1.13               $      1.14
 Per BOE (6:1)                 $    13.75               $     12.81
Gross Margin:
 Revenue                       $1,251,978               $ 1,477,035
 Costs                           (647,863)                 (905,883)
                                ----------                ----------
   Gross Margin                $  604,115               $   571,152
                                ==========                ==========
   Gross Margin Percent             48%                       39%
                                ==========                ==========
Average Production Costs per
  BOE before DD&A              $     7.11               $      7.86
DD&A per BOE                         3.45                      3.42
                                ----------                ----------
 Total Costs of Production
   per BOE                     $    10.56               $     11.28
                                ==========                ==========
Change in oil and gas revenue
  attributed to:
 Production                    $ (320,535)
 Price                             95,478
                                ----------
                                 (225,057)

As illustrated, most of the decrease in oil and gas revenue and the corresponding costs were caused by a decrease in production which can be attributed to the following: 1) the sale of several marginal, uneconomic, or nonstrategic oil and gas properties; 2) operating reconfigurations on certain properties designed to lower the production levels yet maximize the gross margins from operations; and 3) the natural decline inherent of oil and gas wells.

The sale and reconfiguration efforts are reflective of the Company's focus on managing production, controlling costs and increasing the net margin from oil and gas producing activities.

Gas Plant Processing Revenues
This category accounts for the natural gas sold at the tailgate of the Gas Plant and the natural gas liquids extracted and sold by the Gas Plant facility. The revenues generated from these products are derived from the Company's own production.

Operating statistics for the periods presented are as follows:

                                      For the Three Months
                                          Ended June 30,
                                    --------------------------
                                        1996           1995
                                    ----------     -----------
 Production:                          Volumes        Volumes
                                    ----------     -----------
      Natural Gas Sold (Mcf)            60,713        128,900
      B-G Mix (gallons)                228,895        372,200
      Propane (gallons)                175,531        299,000

 Gross Margin:                         Amount         Amount
                                    -----------    -----------
      Revenue                       $  167,837     $  322,324
      Costs                           (126,767)      (275,286)
                                      ---------      ---------
           Gross Margin             $   41,070     $   47,038
           Gross Margin Percent          24%            15%


                                       For the Six Months
                                          Ended June 30,
                                    --------------------------
                                        1996           1995
                                    ----------     -----------
 Production:                          Volumes        Volumes
                                    ----------     -----------
      Natural Gas Sold (Mcf)           119,435        217,600
      B-G Mix (gallons)                464,802        673,600
      Propane (gallons)                352,481        551,900

 Gross Margin:                         Amount         Amount
                                    -----------    -----------
      Revenue                       $  355,680     $  567,202
      Costs                           (252,008)      (458,495)
                                      ---------      ---------
           Gross Margin             $  103,672     $  108,707
           Gross Margin Percent          29%            19%

The decrease in processing volumes and revenue during 1996 as compared to the same periods in 1995, can be substantially attributed to the Company purchased and processed third party gas between February 1995 and September 1995. In October 1995 the Company stopped processing third party gas to correct some operational problems. The operational problems have been corrected and the plant is now running more efficiently and effectively than it has in the past. However, with the increased competition to process natural gas and the historically low gas prices prevalent in the Rocky Mountain Region, the Company has not been able to purchase third party gas at an economical rate. These factors along with the declining rig count in the DJ Basin where the gas plant facility is located, and the increasing competitive environment in the natural gas market, it is uncertain at this time if the Company will be able to compete with other gas plants and purchasers of natural gas in its market area. Accordingly, it cannot be determined at this time when, or if, the Company will process any additional third party gas.

Costs associated with the Gas Plant operations consist of both semi-fixed and variable costs. The semi-fixed costs consist of direct payroll, utilities, operating supplies, general and administrative costs, and other items necessary in the day-to-day operations. The semi-fixed costs average approximately $435,000 annually and are not expected to change significantly regardless of the volume processed by the Gas Plant. The variable costs consist primarily of purchased gas, plant fuel and shrink, lubricants, repair and maintenance, and costs of gas marketing and buying. These costs are generally a direct function of the volume processed by the Gas Plant and are expected to either increase or decrease proportionately with the corresponding plant production. The costs in 1995 increased both in amount and as a percentage of revenue, when compared to 1996, as a result of the Company purchasing and processing third party gas between February 1995 and September 1995. Currently, the gas processed by the Gas Plant facility is from wells the Company owned. Accordingly, the costs, as a percentage of revenue, have decreased in 1996.

Oil Field Services and Oil Field Supply
Operating statistics for the Company's oil field service and supply operations for the periods presented are as follows:

                       For the Three Months Ended June 30,
                     --------------------------------------
                          Service and Supply Operations
                     --------------------------------------
                          1996                     1995
                     -------------            -------------
 Revenue             $    104,533             $    382,523
 Costs                    (93,402)            (359,665)
                       -----------          -----------
 Net Operating
   Income (Loss)     $     11,131         $     22,858
                       ===========          ===========


                        For the Six Months Ended June 30,
                     --------------------------------------
                          Service and Supply Operations
                     --------------------------------------
                          1996                     1995
                     -------------            -------------
 Revenue             $    306,135             $    923,564
 Costs                   (240,677)                (838,510)
                       -----------              -----------
 Net Operating
   Income (Loss)     $     65,458             $     85,054
                       ===========              ===========

The decrease in revenue from the operations are directly related to the restructuring initiatives conducted in 1995. A summary of the restructuring for both operations is discussed in the following paragraphs.

Service Operations
Historically, the Company's service business has operated out of two locations - Loveland and Sterling Colorado. The services provided included: servicing rigs, vacuum trucks, roustabout services, and hot oiling services. The operations serviced both the Company's needs and those of third parties. The restructuring was focused on reducing the service rig, vacuum truck, and roustabout operations to a point where the Company can service its own needs efficiently and at the lowest possible cost, while performing only limited services for third parties. Any services of this type to third parties will be limited to those circumstances when the equipment and man power is not needed in the Company's operations. The Company did retain its hot oiler fleet and intends to continue providing this service to third parties on a full time basis.

Supply Operations
Historically, the Company's supply business has operated out of two locations - Loveland and Sterling, Colorado. The restructuring was focused on consolidating the operations to one location (Loveland, Colorado), eliminating duplicate costs and ultimately reducing the amount of inventory.

Although management expects total revenues from the service and supply operations to decrease approximately 50% on an annual basis, and therefore generate approximately $600,000 to $700,000 annually, it is not expected to have a material negative effect on the Company's overall results of operations in light of the historically low margins.

Well Administration and Other Income
This revenue primarily represents the revenue generated by the Company for operating oil and gas properties. There has been no significant change in the average monthly revenue between 1996 and 1995 and Management does not expect any significant change in the future.

General and Administrative Expenses
Total General and administrative costs for the periods presented remained relatively consistent despite the increased costs attributable to the consulting contract entered into with Beta in March 1996. Fees and reimbursed expenses incurred by the Company in connection with Beta's contract were $64,778 and $79,826 for the three months ended June 30, 1996 and the six months ended June 30, 1996, respectively.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented consisted of the following:

                                         For the Three Months
                                            Ended June 30,
                                    -----------------------------
                                        1996             1995
                                    ------------     ------------
 Oil and Gas Properties             $  156,468       $   176,454
 Gas Plant and Other Buildings          60,868            61,057
 Rolling Stock                          25,570            37,550
 Other Field Equipment                   7,936            12,104
 Furniture and Fixtures                 11,830            11,586
 Non-Compete Agreements                 11,499            24,000
                                      ---------        ---------
   Total                            $  274,171       $   322,751
                                      =========        =========

                                         For the Six Months
                                            Ended June 30,
                                    -----------------------------
                                        1996             1995
                                    ------------     ------------
 Oil and Gas Properties             $   314,369      $   394,672
 Gas Plant and Other Buildings          122,940          121,920
 Rolling Stock                           48,618           81,331
 Other Field Equipment                   15,882           26,139
 Furniture and Fixtures                  23,512           23,144
 Non-Compete Agreements                  22,998           48,000
                                      ---------        ---------
   Total                            $   548,319      $   695,206
                                      =========        =========
DD&A per BOE for oil and gas properties has remained relatively consistent for the periods presented. The decrease in DD&A for the Rolling Stock and Other Field Equipment can be attributed to the disposition of the corresponding assets during the restructuring of the Service and Supply operations. The decrease in the amortization of the Non-compete Agreements is because one agreement with an original cost basis of $100,000, which was being amortized over a 24 month period, became fully amortized in 1995.

Interest Expense:
The lower interest expense for the periods presented is reflective of the decrease in the average long term debt outstanding during those periods.

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

(b) No rights evidenced by any class of registred securities have been mateially limited or qualified by the issuance or modification of any other class of securities.

Item 3. Defaults Upon Senior Securities

(a) There has been no material default in the payment of principal, interest, or any other material default, with respect to any indebtedness of the small business issuer during the period covered by this report.

(b) In December 1994, the Board of Directors elected to forgo the declaration of the regular quarterly dividend for the Company's Series A Cumulative Convertible Preferred Stock for the fourth quarter of 1994. In March 1995, the Board of Directors elected to suspend the Preferred Stock dividend indefinitely. However, the dividends continue to accrue on a monthly basis and are cumulative. Accordingly, as of June 30, 1996, dividends in arrears aggregate $354,704 or $1.75 per share.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted reportable under this item for the period covered by this report.

Item 5. Other Information

There is no information reportable under this item for the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

(a)   There are no exhibits filed as part of this report.

(b)   There were no reports on Form 8-K filed during the quarter ended June
            30, 1996.

                               SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PEASE OIL AND GAS COMPANY



Date: August 13, 1996     By: /s/ Willard H. Pease, Jr.
                          Willard H. Pease, Jr.
                          President and Chief Executive Officer



Date: August 13, 1996     By: /s/ Patrick J. Duncan
                          Patrick J. Duncan
                          Chief Financial Officer and
                          Principal Accounting Officer