Form 10QSB
period 1996-09-30
PEASE OIL & GAS CO /CO/
filed 1996-11-13
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                       or
   |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996
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

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of November 1, 1996 the issuer had 7,316,207 shares of its $0.10 par value Common Stock and 202,688 shares of its $0.01 par value Series A Cumulative Convertible Preferred Stock issued and outstanding. As of November 1, 1996 the aggregate market value of the common stock held by non-affiliates was $13,741,328. This calculation is based upon the closing sale price of $2.1875 per share on November 1, 1996.

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                        NUMBER


PART I - Financial Information

         Item 1. Financial Statements

            Consolidated Balance Sheets                                    3-4
                  September 30, 1996 (unaudited)
                  and December 31, 1995

            Consolidated Statements of Operations                          5-6
                  For the Three Months
                  Ended September 30, 1996
                  (unaudited) and 1995 (unaudited)

            Consolidated Statements of Operations                          7-8
                  For the Nine Months Ended September 30, 1996
                  (unaudited) and 1995 (unaudited)

            Consolidated Statements of Cash Flows                         9-10
                  For the Nine Months Ended September 30, 1996
                  (unaudited) and 1995 (unaudited)

            Notes to Consolidated Financial Statements                   11-12

         Item 2. Management's Discussion and Analysis of                 13-27
                           Financial Condition and
                           Results of Operations

Part II - Other Information                                               28-30

Part III - Signatures                                                        31

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                    September 30,  December 31,
                                                        1996            1995
                                                            (unaudited)

CURRENT ASSETS:
 Cash and equivalents ..........................   $    855,149    $    677,275
 Trade receivables .............................        386,961         963,315
 Inventory .....................................        433,852         532,289
 Prepaid expenses and other ....................        108,711          77,844
 Common stock subscription receivable ..........           --            68,750
        Total current assets ...................      1,784,673       2,319,473
OIL AND GAS PROPERTIES, at cost
(successful efforts method):
 Undeveloped properties ........................        377,606         377,606
 Well-in-progress ..............................        851,164            --
 Developed properties ..........................      9,046,711       9,149,516
        Total oil and gas properties ...........     10,275,481       9,527,122
 Less accumulated depreciation,
  depletion and impairment .....................     (3,815,182)     (3,608,917)
        Net oil and gas properties .............      6,460,299       5,918,205
PROPERTY, PLANT AND EQUIPMENT, at cost:
 Gas plant .....................................      4,099,285       4,095,227
 Service equipment and rolling-stock ...........        869,757         855,025
 Land, buildings and office equipment ..........        446,833         529,703
        Total property, plant and equipment ....      5,415,875       5,479,955
 Less accumulated depreciation .................     (1,273,904)     (1,034,731)
        Net property, plant and equipment ......      4,141,971       4,445,224
ASSETS HELD FOR SALE ...........................           --            92,432
OTHER ASSETS:
 Deferred debt issuance costs, net .............        919,667            --
 Non-compete agreements, net ...................        318,177         352,674
 Other .........................................        273,218         311,718
        Total other assets .....................      1,236,062         664,392
TOTAL ASSETS ...................................   $ 13,898,005    $ 13,439,726

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)


                                                   September 30,   December 31,
                                                       1996             1995
                                                           (unaudited)
CURRENT LIABILITIES:
 Current maturities of long-term debt ..........   $     58,885    $  1,100,474
 Accounts payable, trade:
   Natural gas purchases .......................         23,771         899,878
   Other .......................................        184,352         272,689
 Accrued production taxes ......................        242,717         303,287
 Other accrued expenses ........................        195,342         243,325
        Total current liabilities ..............        705,067       2,819,653
LONG-TERM LIABILITIES:
 Long-term debt, less current
  maturities:
   Convertible Debenture .......................      3,415,000            --
   Related parties .............................        352,808         338,741
   Other .......................................         28,164         884,418
 Accrued production taxes and other ............        283,538         379,652
        Total long-term liabilities ............      4,079,510       1,602,811
STOCKHOLDERS' EQUITY:
 Preferred Stock, par value $ .01 per
  share, 2,000,000 shares authorized,
  202,688 shares of Series A Cumulative
  Convertible Preferred Stock issued and
  outstanding, (liquidation preference
  of $2,432,256 at September 30, 1996 ..........          2,027           2,027
 Common Stock, par value $.10 per share,
  25,000,000 shares authorized, 7,316,207
  and 7,180,804 shares issued and outstanding,
  respectively .................................        731,621         718,081
 Additional paid-in capital ....................     17,152,681      16,560,194
 Accumulated deficit ...........................     (8,772,901)     (8,263,040)
        Total stockholders' equity .............      9,113,428       9,017,262
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY .......................................   $ 13,898,005    $ 13,439,726

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           For The Three Months
                                                            Ended September 30,
                                                           1996            1995

REVENUE:
 Natural gas marketing and trading .............    $      --       $   464,954
 Oil and gas sales .............................        594,730         514,043
 Gas plant processing ..........................        175,389         351,369
 Oil field services and supply .................        163,477         220,591
 Well administration and other income ..........         36,896          23,470
         Total revenue .........................        970,492       1,574,427
OPERATING COSTS AND EXPENSES:
 Natural gas marketing and trading .............           --           394,918
 Oil and gas production ........................        304,506         341,767
 Gas plant processing ..........................        108,618         334,569
 Oil field services and supply .................        175,748         407,056
 General and administrative ....................        345,926         270,344
 Depreciation, depletion and
  amortization .................................        259,264         276,674
 Dry hole, plugging and abandonment
  of oil and gas properties ....................         79,453            --
 Restructuring charges .........................           --            33,573
        Total operating costs and expenses .....      1,273,515       2,058,901
LOSS FROM OPERATIONS ...........................       (303,023)       (484,474)
OTHER INCOME (EXPENSES):
 Interest expense ..............................       (137,128)        (77,058)
 (Loss)gain on sale of assets ..................        (24,362)         34,227
        Total other expenses, net ..............       (161,490)        (42,831)
LOSS BEFORE INCOME TAXES .......................       (464,513)       (527,305)
 INCOME TAXES
  Current income tax benefit (expense) .........           --           (20,912)
  Deferred income tax benefit ..................           --           181,900
        Total income taxes .....................           --           160,988
NET LOSS .......................................    $  (464,513)    $  (366,317)






                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                   (continued)
                                                          For The Three Months
                                                           Ended September 30,
                                                          1996             1995

NET LOSS .....................................     $  (464,513)     $  (366,317)
PREFERRED STOCK DIVIDENDS:
 Declared ....................................            --               --
 In arrears ..................................         (50,672)         (50,672)
        Total preferred stock dividends ......         (50,672)         (50,672)
NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS ................................     $  (515,185)     $  (416,989)
NET LOSS PER COMMON SHARE ....................     $     (0.07)     $     (0.06)
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING ..........................       7,310,000        7,018,000

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                  For The Nine Months
                                                  Ended September 30,
                                                  1996           1995

REVENUE:
 Natural gas marketing and trading .......   $ 2,048,565    $ 2,510,474
 Oil and gas sales .......................     1,846,708      1,991,078
 Gas plant processing ....................       531,069        918,571
 Oil field services and supply ...........       469,612      1,144,155
 Well administration and other income ....       102,468         71,196
        Total revenue ....................     4,998,422      6,635,474
OPERATING COSTS AND EXPENSES:
 Natural gas marketing and trading .......     1,745,446      2,196,488
 Oil and gas production ..................       952,060      1,242,359
 Gas plant processing ....................       360,626        793,064
 Oil field services and supply                   416,425      1,245,566
 General and administrative ..............       913,694        851,112
 Depreciation, depletion and
  amortization ...........................       807,583        971,880
 Dry hole plugging and abandonment
  of oil and gas properties ..............        79,762          5,291
 Restructuring charges ...................          --          113,292
        Total operating costs and expenses     5,275,596      7,419,052
LOSS FROM OPERATIONS .....................      (277,174)      (783,578)
OTHER INCOME (EXPENSES):
 Interest expense ........................      (266,383)      (238,443)
 (Loss) gain on sale of assets ...........        (7,713)        85,681
        Total other expenses, net ........      (274,096)      (152,762)
LOSS BEFORE INCOME TAXES .................      (551,270)      (936,340)
INCOME TAXES
 Current income tax benefit (expense) ....        41,409        (20,912)
 Deferred income tax benefit .............          --          323,000
        Total income taxes ...............        41,409        302,088
NET LOSS .................................   $  (509,861)   $  (634,252)

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                   (continued)


                                                          For The Nine Months
                                                          Ended September 30,
                                                          1996             1995

NET LOSS .....................................     $  (509,861)     $  (634,252)
PREFERRED STOCK DIVIDENDS:
 Declared ....................................            --               --
 In arrears ..................................        (152,016)        (152,016)
 Converted in tender offer ...................            --           (117,000)
        Total preferred stock dividends ......        (152,016)        (269,016)
 Loss before non-cash inducement .............        (661,877)        (903,268)
 Non-cash inducement in tender offer .........            --         (1,523,906)
NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS ................................     $  (661,877)     $(2,427,174)
NET LOSS PER COMMON SHARE
 Before non-cash inducement ..................     $     (0.09)     $     (0.16)
 Non-cash inducement .........................            --              (0.26)
        Net loss per common share ............     $     (0.09)     $     (0.42)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING ...............................       7,254,000        5,820,000

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           For The Nine Months
                                                           Ended September 30,
                                                           1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ......................................    $  (509,861)    $  (634,252)
 Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
    Provision for depreciation
      and depletion ............................        773,086         899,880
    Amortization of deferred debt issuance
          costs and intangible assets ..........        113,936          86,429
    Provision for bad debts ....................         21,497          15,078
    Deferred income taxes ......................           --          (323,000)
    Loss (gain) on sale of property and
      equipment ................................          7,713         (85,681)
    Issuance of stock for services .............         61,027          86,242
    Other ......................................        (40,007)           --
 Changes in operating assets
  and liabilities:
 (Increase) decrease in:
   Trade receivables ...........................        554,857         847,243
   Inventory ...................................         98,437         217,872
   Prepaid expenses and other assets ...........        (32,367)         11,652
 Increase (decrease) in:
   Accounts payable ............................       (964,444)       (625,180)
   Accrued expenses ............................       (190,600)       (267,646)
        Net cash (used in) provided by
     operating activities ......................       (106,726)        228,637
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property
  and equipment ................................     (1,072,942)       (313,374)
 Proceeds from sale of property, plant
  and equipment ................................        145,740         529,444
 Investments in Certificate of Deposit .........           --
 Proceeds from redemption of
   certificate of deposit ......................         40,000          34,500
        Net cash (used in) provided by
     investing activities ......................       (887,202)        250,570

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          For The Nine Months
                                                          Ended September 30,
                                                          1996             1995
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt ................       3,415,000             --
 Repayment of long-term debt .................      (1,787,842)        (688,636)
 Net proceeds from issuance of
  Common Stock ...............................          68,750          220,188
 Debt issuance costs .........................        (524,106)            --
        Net cash (used in) provided by
     financing activities ....................       1,171,802         (468,448)
INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS ...............................         177,874           10,759
CASH AND EQUIVALENTS, beginning
   of period .................................         677,275          532,916
CASH AND EQUIVALENTS, end of period ..........     $   855,149      $   543,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for interest .....................     $   134,123      $   211,936
  Cash paid for income taxes .................     $      --        $    20,912

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
Estimated fair value of warrants
 granted and capitalized as
 debt issuance costs .........................     $   475,000      $      --
Conversion of long-term debt into
 common stock ................................     $    70,000      $      --
Issuance of stock for services ...............     $    61,027      $    86,242
Acquisition of oil and gas
 properties for stock ........................     $      --        $    59,922
Long-term debt incurred
 for purchase of vehicles ....................     $      --        $    24,992

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of Pease Oil and Gas Company (the Company) for the year ended December 31, 1995. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-KSB for the year ended December 31, 1995. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-KSB.

Note 2 - Private Placement:

In April 1996, the Company initiated a private placement to sell up to $5,000,000 of collateralized convertible debentures in the form of "Units". The private placement is more thoroughly discussed later in Managements Discussion and Analysis under the caption Liquidity and Capital Resources.

Note 3 - Deferred Debt Issuance Costs:

In connection with the warrants issued to Beta Capital Group, Inc. in March 1996 to purchase one million shares of the Company's common stock at $ .75 per share, (which are more fully described in the Annual Report on Form 10-KSB), the Company recorded the estimated fair value of the warrants of $200,000 as a debt issuance cost. In connection with the private placement discussed in Note 2, the Company will issue warrants giving the holder the right to purchase a total of 1,707,500 shares of common stock for $1.25 per share. These warrants are attached to the convertible debentures sold through September 30, 1996. As of September 30, 1996 the Company recorded the estimated fair value of the warrants of $275,000 as a debt issuance cost. The debt issuance costs are being amortized over the term of the convertible debentures discussed in Note
2. The estimated fair value of the warrants was determined under the valuation methodology prescribed in Statement of Financial Accounting Standards No. 123 and the consensus reached in issue No. 96-3 of the

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Emerging Issues Task Force.

In addition, all other direct costs incurred in connection with the private placement have been capitalized and are being amortized over the term of the convertible debentures.

Note 4 - Income Taxes:

The total income tax expense or benefit differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to income or loss before taxes primarily due to the utilization of net operating loss carryforwards, tax credit carryforwards, and percentage depletion carryforwards.

A deferred income tax benefit is not recorded in the 1996 financial statements since the Company provided a valuation allowance for the net operating loss carryforwards generated in 1996.

The income tax benefit of $41,509 recorded in 1996 is related to a net operating loss carry back that was filed with the Internal Revenue Service in March 1996.

Note 5 - Reclassifications:

Certain reclassifications have been made to the 1995 financial statements to conform to the presentation in 1996. The reclassifications had no effect on the 1995 net loss.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

SELECTED FINANCIAL DATA

Statement of Operations Data: ..........................................................................For the Three Months
                                                                                                         Ended September 30,
                                                                                                         1996           1995
Natural gas marketing and trading ................................................................$      --      $   464,954
Oil and gas sales ................................................................................    594,730        514,043
Gas plant processing revenue .....................................................................    175,389        351,369
Total revenue ....................................................................................    970,492      1,574,427
   Net loss ......................................................................................   (464,513)      (366,317)
Preferred Stock Dividends:
   Declared .......................................................................................      --             --
   In arrears ...................................................................................     (50,672)       (50,672)
Net loss applicable
   to common stockholders ........................................................................$  (515,185)   $  (416,989)

Per Share Data:

Net loss per common share ........................................................................$     (0.07)   $     (0.06)
Cash dividends declared per
  common share ...................................................................................$      --      $      --

                                                                                                        For the Nine Months
                                                                                                         Ended September 30,
                                                                                                         1996           1995

Natural gas marketing and trading ................................................................$ 2,048,565    $ 2,510,474
Oil and gas sales ................................................................................  1,846,708      1,991,078
Gas plant processing revenue .....................................................................    531,069        918,571
Total revenue ....................................................................................  4,998,422      6,635,474
   Net loss .......................................................................................  (509,861)      (634,252)
Preferred stock dividends:
   Declared .......................................................................................      --             --
   In arrears .....................................................................................  (152,016)      (152,016)
   Converted in tender offer ......................................................................      --         (117,000)
Non-cash inducement charge to
  convert preferred stock to
  common stock ...................................................................................       --       (1,523,906)
Net loss applicable
  to common stockholders .........................................................................$  (661,877)   $(2,427,174)

Per Share Data:                                                                                               For the Nine Months
                                                                                                              Ended September 30,
                                                                                                           1996                1995
Before non-cash inducement charge ..........................................................              (0.09)              (0.16)
Effect of non-cash inducement charge .......................................................               --                 (0.26)
   Net loss per
         common share ......................................................................       $      (0.09)       $      (0.42)
Cash dividends declared per common share$ ..................................................               --          $       --

Balance Sheet Data: ........................................................................                  As of
                                                                                                     9/30/96               12/31/95
Working capital (deficit) ..................................................................       $  1,079,606        $   (500,180)
Total assets ...............................................................................       $ 13,898,005        $ 13,439,726
Long-term liabilities ......................................................................       $  4,079,510        $  1,602,811
Stockholder's equity .......................................................................       $  9,113,428        $  9,017,262

Liquidity and Capital Resources
At September 30, 1996, the Company's cash balance was $855,149 with a positive working capital position of $1,079,606, compared to a cash balance of $677,275 and a working capital deficit of $500,180 at December 31, 1995. The significant improvement in the Company's working capital position is directly related to: a) the proceeds received from the private placement of convertible debentures that is discussed more thoroughly later in this section; and b) the repayment of the entire balance of outstanding debt with Colorado National Bank (of which $944,644 was classified as a current liability at December 31, 1995).
The change in the Company's cash balance is summarized as follows:

Cash balance at December 31, 1995 ........................          $   677,275
Cash used in operating activities ........................             (106,726)
Capital expenditures .....................................           (1,072,942)
Proceeds from the sale of property
  and equipment ..........................................              145,740
Redemption of certificate of deposit .....................               40,000
Payments on long-term debt ...............................           (1,787,842)
Net proceeds from issuance of
  convertible debt .......................................            2,890,894
Proceeds from common stock
  subscription receivable ................................               68,750
Cash balance at September 30, 1996 .......................          $   855,149

The success of the Company is largely dependent on its ability to raise additional debt or equity capital to fund future drilling and development activities. Since the acquisition of Skaer Enterprises Inc. ("Skaer")in August of 1993, the Company has suffered from undercapitalization, lacking the necessary funds to properly exploit the assets acquired from Skaer or explore other opportunities outside of its existing asset base. Therefore, management has diligently pursued various avenues in search of a strategic partner, or partners, to facilitate the Company's growth.

As a result of these efforts, in March 1996, the Company entered into a consulting agreement with Beta Capital Group, Inc. ("Beta"). Beta is located in Newport Beach, California and specializes in emerging companies that have both capital needs and market support requirements. Steve Antry, Beta's President, is from a third generation oil and gas background, was an officer of Benton Oil and Gas between 1989 and 1992 and marketed Swift Energy's Income Funds between 1987 and 1989. The Company joined forces with Beta in an effort to raise significant debt and/or equity capital.

For instance, in April 1996 the Company initiated a private placement to sell up to $5,000,000 of collateralized convertible debentures in the form of "Units". Each Unit consists of one $50,000 five-year 10% collaterized convertible debenture and warrants to purchase 25,000 shares of the Company's common stock at $1.25 per share. As of September 30, 1996, the Company had sold approximately 68 units generating net proceeds of $2,890,894. In November 1996 the offering was completed and the Company was successful in selling the entire $5,000,000 generating net cash proceeds of $4,300,000. The debentures will be collaterized by a first priority interest in certain oil and gas properties owned and operated by the Company. The debentures will be convertible, at the holders option, into the Company's common stock for $3.00 per share and may be redeemed by the Company, in whole or in part, beginning at a premium of 110% of the original principal amount and are subject to adjustment beginning on April 25, 1999. Interest on the debentures is payable quarterly commencing on September 30, 1996 and the entire principal balance will be due on April 15, 2001. The warrants will be exercisable commencing on August 1, 1996 and will expire on July 31, 2001. The Company will be entitled to call the warrants at any time commencing 90 days after issuance at a price of $0.10 per warrant. The Company has agreed to use its best efforts to register for resale: (1) the shares of common stock into which the debentures may be converted;
(2) the warrants; and (3) the shares of common stock issuable upon exercise of the warrants by including such securities in a registration statement on an appropriate form filed with the United States Securities and Exchange Commission within 60 days of terminating the private placement.

Through September 30, 1996, the net proceeds generated from the private placement were used to: a) pay off the entire balance of the outstanding debt with Colorado National Bank; b) fund the drilling of one horizontal well in Loveland Field, Colorado (which is discussed later in this section under the caption Capital Resources); c) fund the cost of participating in a deep wildcat well in South Louisiana (this well was dry and is discussed more thoroughly in the Results of Operations section under the caption Dry Holes, Plugging and Abandonment); and d) general working capital needs. The remaining proceeds generated from these efforts will be used for general working capital needs, and/or drilling and development activities.

The completion of the private placement has significantly improved the health of the Company's balance sheet and provided the funds necessary to pursue additional drilling development activities on a limited basis. In order to provide a means for even further growth and opportunities, the capital raising discussed above is only the first of a series of financing's the Company is contemplating to seek out with Beta's assistance. Should future capital raising efforts be successful, the Company intends to pursue a strategic course of action to diversify its assets outside of the Rocky Mountain region. For instance, during the past several months, the Company has been working on a relationship with National Energy Group, Inc. ("NEG"), another publicly held Company headquartered in Dallas, Texas, and Sandefer Oil & Gas, Inc., a group of geologists and geophysicists that work closely with NEG whose sole purpose is to generate Gulf Coast, South Louisiana, and other lucrative prospects, negotiating the possibility of participating in several of their drilling prospects and development activities. As a result of these efforts, the Company elected to participate in a deep wildcat well in South Louisiana that was drilled in August 1996 (unfortunately this well was dry and is discussed more thoroughly in the Results of Operations section under the caption Dry Holes, Plugging and Abandonment) and has committed to participate in an additional natural gas prospect in Jefferson Davis Parish, Louisiana that is scheduled to commence drilling activities in December 1996. In addition, the Company has reached an informal agreement with NEG to participate in an additional 8 to 10 projects over the next 12 to 18 months. This informal agreement for the additional projects is subject to several contingencies including, but not limited to, successfully negotiating and executing formal agreements to participate, due diligence on the specific projects and raising the necessary capital to fund the participations.

Management of the Company believes the current working capital position and its current cash flows will support continued operations for at least 12 months (exclusive of drilling and development activities). Beyond that, the success of the Company is and will be dependent on: a) its ability to successfully generate additional debt and/or equity financing to invest in additional oil and gas drilling and development activities; and b) the ultimate success of those activities.

Capital Expenditures
During the first nine months of 1996, the Company capitalized and invested $1,072,942 in property and equipment as follows:

Oil and Gas Properties:
  Horizontal drilling (well-in-process) ....................          $  851,164
  Perforating and fracing 3 wells
   in Loveland Field .......................................              95,473
  Workovers of existing properties .........................              96,487
         Total Oil and Gas properties ......................           1,043,124
Service Equipment and Rolling Stock ........................              18,645
Office Equipment ...........................................               7,115
Gas Plant facility .........................................               4,058
                                                                      $1,072,942

As of September 30, 1996, the Company was in process of completing the first "double-stacked" horizontal well in Colorado. A "double-stacked" horizontal well consists of drilling two separate horizontal wells, or legs, in two separate geologic formations from a single well bore. This technology has been used extensively in the Austin Chalk Formation in Texas and Pease Oil and Gas Company is the first to bring this technology to Colorado. The drilling rig was released on July 22, 1996 and the first production was attempted in August 1996. After a few days of initial production, the well experienced several mechanical problems down-hole. The Company is currently attempting to correct these problems but at this time it is uncertain whether or not the well will be commercially productive.

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

Since the future payment of Preferred Stock dividends was so uncertain, and the Company wanted to preserve its working capital, in January 1995, the Company extended a tender offer to the Preferred stockholders. On February 28, 1995, the Company completed the tender offer to its Preferred Stockholders whereby the holders of the Company's Preferred Stock were given the opportunity to convert each share of Preferred Stock and all then accrued and undeclared dividends (including the full dividend for the quarters ended December 31, 1995 and March 31, 1995) into 4.5 shares of the Company's Common Stock and warrants to purchase
2.625 shares of Common Stock at $5.00 per share through December 31, 1996 and $6.00 per share through August 13, 1998, (the date the warrants expire). As a result of the tender offer 933,492 shares of the Preferred stock converted into 4,200,716 shares of the Company's Common Stock and warrants to purchase 2,450,417 shares of Common stock. In addition, 21,600 shares of Preferred Stock converted into 56,739 shares of Common Stock prior to the tender offer. Accordingly, as of September 30, 1996 there remains 202,688 shares of Preferred Stock outstanding. These events substantially changed the capital structure of the Company and alleviated the burden of approximately 83% of Preferred Stock dividends.

These restructuring initiatives consolidated and focused the Company's operations such that it is operating very efficiently today. The consideration of the restructuring is an important component when comparing the results of operations between the two periods presented.

Total Revenue
Total Revenue from all operations was as follows:

                                                                                           For the Three Months Ended September 30,
                                                                                                1996                   1995
                                                                                            Amount      %        Amount          %
Natural gas marketing
  and trading ..................................................................          $    --       -%    $  464,954        30%
Oil and gas sales .......................................................................   594,730     61%      514,043        33%
Gas plant processing ....................................................................   175,389     18%      351,369        22%
Oil field services
  and supply ............................................................................   163,477     17%      220,591        14%
Well administration
  and other income ......................................................................    36,896      4%       23,470         1%
           Total revenue ................................................................ $ 970,492    100%   $1,574,427       100%

                                                                                            For the Nine Months Ended September 30,
                                                                                                1996                   1995
                                                                                           Amount        %        Amount         %
Natural gas marketing
  and trading ...........................................................................$2,048,565     41%   $2,510,474        38%
Oil and gas sales ....................................................................... 1,846,708     37%    1,991,078        30%
Gas plant processing ....................................................................   531,069     11%      918,571        14%
Oil field services/supply ...............................................................   469,612      9%    1,144,155        17%
Well admin. & other .....................................................................   102,468      2%       71,196         1%
           Total revenue ................................................................$4,998,422    100%    6,635,474       100%

The decrease in total revenue is a result of the Company: a) losing its natural gas marketing and trading revenues effective July 1, 1996; b) not processing any third party gas through its gas plant facility in 1996; c) a decrease in oil and gas production; and d) a loss of revenue resulting from the Company's downsizing of its service and supply operations.
These circumstances, along with any known trends or changes that effect revenue on a line-by-line basis, are discussed in the following paragraphs under their respective captions.

Natural Gas Marketing and Trading
The Company had a "take-or-pay" contract with Public Service Company of Colorado ("PSCo") which called for PSCo to purchase from the Company a minimum of 2.92 billion cubic feet ("BCF") of natural gas annually. The price paid the Company by PSCo was based on the Colorado Interstate Gas Commission's "spot" price, plus a fixed price bonus. The natural gas marketing and trading activities represent natural gas that was purchased from third parties and sold to PSCo under the terms of the contract.

Operating statistics for the Company's Marketing and Trading Activities for the periods presented are as follows:

                                                                                               Ended September 30,
                                                                                                1996           1995
Total Volume Sold (Mcf) ..............................................................          --          354,937
Average Price ........................................................................   $      --      $      1.31
         Total Revenue ...............................................................   $      --      $   464,954
Costs ................................................................................          --         (394,918)
         Gross Margin ................................................................   $      --      $    70,036

                                                                                               For the Nine Months
                                                                                               Ended September 30,
                                                                                                1996           1995
Total Volume Sold (Mcf) ..............................................................     1,223,756      1,728,621
Average Price ........................................................................   $      1.67    $      1.45
         Total Revenue ...............................................................   $ 2,048,565    $ 2,510,474
Costs ................................................................................    (1,745,446)    (2,196,488)
         Gross Margin ................................................................   $   303,119    $   243,950

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

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                                                                                                    For the Three Months
                                                                                                    Ended September 30,
                                                                                                       1996            1995
Production:
         Oil (bbls) .........................................................................        23,600          24,900
         Gas (Mcf) ..........................................................................        98,700         111,100
         BOE (6:1) ..........................................................................        40,000          43,400
Average Collected Price:
         Oil (per bbl) ......................................................................   $     21.10     $     15.95
         Gas (per Mcf) ......................................................................   $      0.98     $      1.05
         Per BOE (6:1) ......................................................................   $     14.85     $     11.84
Gross Margin:
         Revenue ............................................................................   $   594,730     $   514,043
         Operating costs ....................................................................      (304,506)       (341,767)
           Gross Margin .....................................................................   $   290,224     $   172,276
           Gross Margin Percent .............................................................            49%             34%

                                                                                                    For the Three Months
                                                                                                    Ended September 30,
                                                                                                       1996            1995
Average Production Costs per
  BOE before DD&A ...........................................................................   $      7.60     $      7.87
DD&A per BOE ................................................................................          3.59            3.46
         Total Costs of Production
           per BOE ..........................................................................   $     11.19     $     11.33

Change in oil and gas revenue
  attributed to:
         Production .........................................................................                   $ ( 33,930)
         Price ..............................................................................       114,617
                                                                                                                     80,687

                                                                                                    For the Nine Months
                                                                                                    Ended September 30,
                                                                                                       1996            1995
Production:
         Oil (bbls) .........................................................................        76,500          92,000
         Gas (Mcf) ..........................................................................       316,500         356,000
         BOE (6:1) ..........................................................................       129,300         151,300
Average Collected Price:
         Oil (per bbl) ......................................................................   $     19.48     $     16.89
         Gas (per Mcf) ......................................................................   $      1.12     $      1.23
         Per BOE (6:1) ......................................................................   $     14.28     $     13.16
Gross Margin:
         Revenue ............................................................................   $ 1,846,708     $ 1,991,078
         Operating costs ....................................................................      (952,060)     (1,242,359)
           Gross Margin .....................................................................   $   894,648     $   748,719
           Gross Margin Percent .............................................................            48%             38%

Average Production Costs per
  BOE before DD&A ...........................      $      7.36     $      8.21
DD&A per BOE ................................             3.54            3.60
         Total Costs of Production
           per BOE ..........................      $     10.90     $     11.81

Change in oil and gas revenue
  attributed to:
         Production .........................                      $  (309,655)
         Price ..............................                          165,285
                                                                      (144,370)

Most of the decrease in oil and gas revenue and the corresponding costs were caused by a decrease in production which can be attributed to the following: 1) the sale of several marginal, uneconomic, or nonstrategic oil and gas properties in 1995 and 1996 (see divested production table below); and 2) to a much lesser extent the natural decline inherent of oil and gas wells. Both these circumstances were offset to a certain extent by an increase in price.

The production included on the above tables and associated with the wells sold during 1995 and 1996 is as follows:

                             For the Three Months           For the Nine Months
                             Ended September 30,            Ended September 30,
Divested Production          1996           1995            1996          1995
Oil (bbls)                     -           1,400            2,400        14,000
Gas (Mcf)                      -             300              -            -
BOE (6:1)                      -           1,500            2,400        14,000

Gas Plant Processing Revenues
This category accounts for the natural gas processed and the natural gas liquids extracted and sold by the Gas Plant facility.

Operating statistics for the periods presented are as follows:

                                                           For the Three Months
                                                           Ended September 30,
                                                            1996          1995
Production: ........................................       Volumes       Volumes
         Natural Gas Processed (Mcf)
           From Company owned wells ................        89,200        79,200
           Third party gas .........................          --          28,500
                  Total gas processed ..............        89,200       107,700
           B-G Mix (gallons) .......................       224,000       419,900
           Propane (gallons) .......................       166,600       300,400

Gross Margin: ......................................... Amount          Amount
           Revenue .................................$   175,389     $   351,369
           Costs ...................................   (108,618)       (334,569)
                           Gross Margin ............$    66,771     $    16,800
                           Gross Margin Percent ....         38%              5%

                                                        For the Nine Months
                                                        Ended September 30,
                                                         1996            1995
Production: .........................................   Volumes         Volumes
         Natural Gas Processed (Mcf)
           From Company owned wells .................    274,700         260,300
           Third party gas ..........................       --            73,500
                  Total gas processed ...............    274,700         333,800
         B-G Mix (gallons) ............................  685,300       1,093,500
         Propane (gallons) ............................  515,700         852,300

Gross Margin: ......................................... Amount          Amount
         Revenue .................................   $   531,069    $   918,571
         Costs ...................................      (360,626)      (793,064)
                  Gross Margin ....................  $   170,443    $   125,507
                  Gross Margin Percent ............           32%            14%

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

As stated above, the Company currently processes natural gas exclusively from wells owned or operated by the Company. Given the extremely competitive environment in the DJ Basin where the gas plant facility is located, management is exploring the possibility of increasing the Company's net cash flow by entering into a gas processing agreement with a third party. Under this scenario, the current operations at the gas plant facility would be shut down and the gas currently processed by the plant would be sold to a third party. Although no formal decision has been made, this possibility is being disclosed since such a decision may ultimately impact the carrying value of the gas plant facility under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets." As of September 30, 1996 the net carrying value of the gas plant facility was approximately $3.4 million. It is not certain at this time if a decision of this nature will ultimately be made, and if so, if that decision would ultimate impact the carrying value of the gas plant facility. However, should a determination be made in the future that the carrying value of the gas plant facility will not be realized, a non-cash impairment charge may need to be recognized as prescribed under SFAS No. 121, which could have a material negative impact on the Company's future results of operations and balance sheet.

Oil Field Services and Oil Field Supply
Operating statistics for the Company's oil field service and supply operations for the periods presented are as follows:

                                                                                                      Service and Supply Operations
                                                                                            For the Three Months Ended September 30,
                                                                                                           1996                1995
Revenue ....................................................................................        $   163,477         $   220,591
Costs ......................................................................................           (175,748)           (407,056)
Net Operating
  Income (Loss) ............................................................................        $   (12,271)        $  (186,465)

                                                                                                      Service and Supply Operations
                                                                                             For the Nine Months Ended September 30,
                                                                                                           1996                1995
Revenue ....................................................................................        $   469,612         $ 1,114,155
Costs ......................................................................................           (416,425)         (1,245,566)
Net Operating
  Income (Loss) ............................................................................        $    53,187         $  (101,411)

The decrease in revenue from the service and supply operations is directly related to the restructuring initiatives conducted in 1995. A summary of the restructuring for both operations is discussed in the following paragraphs.

Service Operations
Historically, the Company's service business has operated out of two locations - Loveland and Sterling Colorado. The services provided included: servicing rigs, vacuum trucks, roustabout services, and hot oiling services. The operations serviced both the Company's needs and those of third parties. The restructuring was focused on reducing the service rig, vacuum truck, and roustabout operations to a point where the Company can service its own needs efficiently and at the lowest possible cost, while performing only limited services for third parties. Any services of this type to third parties will be limited to those circumstances when the equipment and man power is not needed in the Company's operations. The Company did retain its hot oiler fleet (consisting of three trucks) and intends to continue providing this service to third parties on a full time basis.

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

General and Administrative Expenses
Although many of the costs included in general and administrative costs decreased during the periods presented as a result of the restructuring instituted in 1995, total general and administrative costs increased as a result of the consulting contract entered into with Beta in March 1996. Fees and reimbursed expenses incurred by the Company in connection with Beta's contract were $86,895 and $166,811 for the three months ended September 30, 1996 and the nine months ended September 30, 1996, respectively.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented by cost center consisted of the following:

                                                                                                              For the Three Months
                                                                                                              Ended September 30,
                                                                                                                 1996           1995
Oil and Gas Properties ...............................................................................       $143,691       $150,132
Gas Plant Operations .................................................................................         60,188         60,503
Service and Supply Operations ........................................................................         34,420         31,213
Furniture and Fixtures ...............................................................................          9,465         10,826
Non-Compete Agreements ...............................................................................         11,500         24,000
  Total ..............................................................................................       $259,264       $276,974

                                                                                                              For the Nine Months
                                                                                                              Ended September 30,
                                                                                                                 1996           1995
Oil and Gas Properties ...............................................................................       $458,060       $544,804
Gas Plant Operations .................................................................................        180,401        178,021
Service and Supply Operations ........................................................................        101,648        142,807
Furniture and Fixtures ...............................................................................         32,977         34,248
Non-Compete Agreements ...............................................................................         34,497         72,000
  Total ..............................................................................................       $807,583       $971,880

As previously disclosed in this section under the caption Oil and Gas, DD&A per BOE for oil and gas properties has remained relatively constant for the periods presented. The decrease in DD&A for the Service and Supply Operations for the nine months ends September 30, 1996 can be attributed to the disposition of the corresponding assets during the restructuring of the Service and Supply operations. The decrease in the amortization of the Non-compete Agreements is because one agreement with an original cost basis of $100,000, which was being amortized over a 24 month period, became fully amortized in 1995.

Dry Hole, Plugging and Abandonment
Reflective of the Company's determination to diversify its assets outside of the Rocky Mountain Region, in August 1996 the Company elected to participate in a deep wildcat prospect in South Louisiana with National Energy Group, Inc. The well was drilled in excess of 14,000 feet and the logs indicated some excellent shows. Unfortunately it appears the targeted formation either did not receive a hydrocarbon charge or it had passed through the formation. Accordingly the well was plugged and abandoned. The Company's cost for this dry hole was $75,000.

The remaining costs in 1996 as well as all the costs in 1995 relate to plugging and abandonment of a few depleted wells in the Rocky Mountain Region.

Restructuring Charges
The restructuring charges in 1995 were directly related to the initiatives in 1995 as previously discussed. Those costs consisted primarily of severance pay, relocation costs and a loss on the abandonment of the administrative office lease in Denver, Colorado.

Interest Expense
The higher interest expense for the periods presented is reflective of the increase in the average long-term debt outstanding during those periods. The increase in long-term debt is attributable to the convertible debentures sold by the Company pursuant to the private placement initiated in April 1996 and previously discussed under the caption Liquidity and Capital Resources.

(Loss) Gain on Sale of Assets
The gain on sale of assets in 1995 is primarily related to the sale of oil field service equipment in connection with the Company's restructuring initiatives and the sale of various oil and gas properties. The loss on sale of assets in 1996 is primarily related to the sale of certain oil and gas properties and the abandonment of obsolete or unusable furniture and fixtures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation of its business. The Company is not currently involved in any such incidental litigation or any other legal proceedings which it believes could have a material adverse effect on its financial condition or results of operations.

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

(b) In December 1994, the Board of Directors elected to forgo the declaration of the regular quarterly dividend for the Company's Series A Cumulative Convertible Preferred Stock for the fourth quarter of 1994. In March 1995, the Board of Directors elected to suspend the Preferred Stock dividend indefinitely. However, the dividends continue to accrue on a monthly basis and are cumulative. Accordingly, as of September 30, 1996, dividends in arrears aggregate $405,376 or $2.00 per share.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held at the Ramada Inn, 2790 Crossroads Boulevard, Grand Junction, Colorado 81506, on Saturday, August 10, 1996, at 10:00 a.m., Mountain Daylight Time. The matters submitted to a vote of the Company's security holders as well as the results of the votes cast are as follows:

         I.       Matters Voted Upon by Holders of Common Stock

                  (1) The election of two Class C directors to serve on the Company's Board of Directors totaling nine directors. A summary of the votes cast are as follows:

                                Votes Received
                                 In Favor of                    Votes Withheld
                                               % of                       % of
                                Number        Shares        Number       Shares
Willard H. Pease, Jr.           6,078,091     83.25%        55,104         .75%
William F. Warnick              6,072,523     83.71%        60,672         .83%

                 As a result of the voting, Willard H. Pease, Jr. and William F. Warnick were elected as Class C Directors to serve in that capacity until the Annual Meeting of Stockholders in 1999.

                  (2) A proposal to approve the Company's 1996 Employee Stock Option Plan. A summary of the votes cast are as follows:

                                             Shares                    % of
                      Vote                   Voted                     Shares
                  In Favor of              5,932,640                    81.25%
                  Against                    125,098                     1.71%
                  Withheld                    57,888                      .79%
                  Not Voted                   17,569                      .24%

                  As a result of the voting, the stockholders of the Company ratified, approved and adopted the 1996 Employee Stock Option Plan.

         II.      Matters Voted Upon by Holders of Preferred Stock

                  (1) The election of two directors to represent the holders of Preferred Stock on the Company's Board of Directors totaling nine directors. A summary of the votes cast are as follows:

                                                              Votes Received              Votes
                                                              In Favor of                 Withheld            Votes Abstained
                                                                         % of                      % of                      % of
Nominee ....................................................   Number   shares            Number   shares     Number         shares

Jack Alexander .............................................   18,625     9.19%           14,200    7.01%     30,155         14.88
Steve Antry ................................................   24,400    12.03%            8,425    4.16%     30,155         14.88
Leroy Smith ................................................   20,625    10.17%           12.200    6.02%     30,155         14.88
Clemons F. Walker ..........................................    1,600      .79%           31,225   15.41%     30,155         14.88

                  As a result of the votes, Steve Antry and Leroy Smith received at least a plurality of the votes cast and shall serve on the Company's Board of Directors representing the Preferred Stockholders until such time all past due dividends have been paid or until re-elected or replaced at the next Annual Meeting of the Company's stockholders in 1997.

         III.     Matters Voted Upon by Holders of Common Stock and Preferred
Stock

                  (1) A proposal to amend the Certificate of Designation of Series A Cumulative Convertible Preferred Stock to change the event which triggers automatic conversion of the Preferred Stock into Common Stock, to lower the price for converting Preferred Stock into Common Stock and Warrants, and to state the exercise price of the Warrants. A summary of the votes cast are as follows:

                                     Votes Received                                  Votes
                                     In Favor of               Votes Against         Withheld            Votes Abstained
Stock ............................                   % of                 % of                % of                  # of
Class ............................   Number          shrs      Number     shrs       Number   shrs      Number      shrs
Common
 Stk .............................   3,089,934         42%     53,350     .7%        88,246     1%      2,901,665    40%
Prefd ............................
 Stk .............................      43,880         22%      6,100      3%           600    .3%         12,400     6%

                  Since at least a majority of Common shares outstanding and at least two-thirds of the Preferred shares outstanding did not vote in favor of the proposed change in the Certificate of Designation of Series A Cumulative Convertible Preferred Stock, the motion DID NOT pass.

Item 5. Other Information

There is no information reportable under this item for the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

(a)      There are no exhibits filed as part of this report.

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                                       SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the
Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PEASE OIL AND GAS COMPANY



Date: November 13, 1996                        By: /s/ Willard H. Pease, Jr.
                                               Willard H. Pease, Jr.
                                               President and Chief
                                               Executive Officer



Date: November 13, 1996                        By: /s/ Patrick J. Duncan
                                               Patrick J. Duncan
                                               Chief Financial Officer and
                                               Principal Accounting Officer