Form 10QSB/A
period 1996-09-30
PEASE OIL & GAS CO /CO/
filed 1996-12-30
CIK 76878

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

     Indicate by check mark whether the issuer (1) has filed all reports requir ed tobe filed by Section 13 or 15(d) of the Exchange Act during the past 12 mon ths (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90
days.  Yes    No

     As of November 1, 1996 the issuer had 7,316,207 shares of its $0.10 par value Common Stock and 202,688 shares of its $0.01 par value Series A Cumulative Convertible Preferred Stock issued and outstanding. As of November 1, 1996 the aggregate market value of the common stock held by non-affiliates was $13,741,328. This calculation is based upon the closing sale price of $2.1875 per share on November 1, 1996.
This submission is being filed to include the Article 5, Financial Data Schedule, inadvertently omitted in the original filing of the Form 10-QSB on November 13, 1996.
                             SIGNATURES

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