Form 10KSB
period 1996-12-31
PEASE OIL & GAS CO /CO/
filed 1997-03-28
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       or
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission File Number 0-6580

                            PEASE OIL AND GAS COMPANY
            ---------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           Nevada                                               87-0285520
 ------------------------------                          ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification Number)

          751 Horizon Court, Suite 203,
             Grand Junction, Colorado                               81506
       --------------------------------------                     --------
      (Address of principal executive offices)                   (Zip code)

                                 (970) 245-5917
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

                 Securities registered pursuant to Section 12(b)
                                  of the Act:
                                     (None)

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock (Par Value $.10 Per Share)
   Series A Cumulative Convertible Preferred Stock (Par Value $0.01 Per Share)
             Common Stock Purchase Warrants (Expire August 13, 1998)
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $6,165,664.

As of February 21, 1997, Registrant had 8,357,427 shares of its $0.10 par value Common Stock and 141,822 shares of its $0.01 par value Series A Cumulative Convertible Preferred Stock outstanding. As of February 21, 1997 the aggregate market value of the common stock, the Registrant's only class of voting stock, held by non-affiliates was $23,584,935. This calculation is based upon the closing sales price of $3.25 per share on February 21, 1997.

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

Item 10          Executive Compensation.

Item 11          Security Ownership of Certain Beneficial Owners and Management.

Item 12          Certain Relationships and Related Transactions.

Item 13          Exhibits and Reports on Form 8-K

                                     PART I

ITEM 1 - BUSINESS

GENERAL

Pease Oil and Gas Company ("Company"), was incorporated under the laws of the state of Nevada on September 11, 1968. The Company's address is 751 Horizon Court, Suite 203, Grand Junction, Colorado 81506 and its telephone number is
(970) 245-5917. The Company is engaged in the oil and gas acquisition, exploration, development and production business. Historically, the Company's operations were in the western United States, primarily in Colorado, Nebraska, Utah, and Wyoming. During 1996 and early in 1997, the Company has taken initiatives to expand its operations in to the Gulf Coast region of Alabama, Southern Louisiana and Texas.

On August 23, 1993, the Company acquired Skaer Enterprises, Inc. a Colorado corporation, its related businesses and related oil and gas properties (collectively "Skaer"). Skaer was privately owned and operated, and was considered one of the largest private independent oil and gas companies in Colorado, operating exclusively in the Denver-Julesburg Basin ("DJ Basin") of northeastern Colorado. This acquisition substantially expanded the Company's operations into providing oil field services, oil field supplies, natural gas processing and natural gas marketing. Skaer was acquired for $12,200,000, including $300,000 of various costs associated with the acquisition. This acquisition was financed through: i) the issuance of 900,000 shares of preferred stock in a public offering which generated net proceeds of $7,965,000; ii) the issuance of restricted common and preferred stock with an agreed value of $1,900,000 to the sellers; and iii) a $2,400,000 loan from a bank.

RECENT ACQUISITIONS AND DEVELOPMENTS

As discussed in the following paragraphs, the Company, through a series of acquisitions and the development of strategic alliances with several private and public exploration companies, has positioned itself to expand its asset base into the Gulf Coast Region of Alabama, Southern Louisiana and Texas.

On January 10, 1997, the Company acquired a 7.8125% After Prospect Payout Working Interest in the East Bayou Sorrel Prospect from third parties for a total purchase price of $1.75 million. The purchase price consisted of the issuance of 315,000 shares of the Company's common stock and $875,000 cash. On March 3, 1997 the Company acquired an additional 10% working interest in this prospect from unrelated third parties for $2.5 million cash. The prospect contains a discovery well, the C.E. Schwing #1, which in February 1997 was producing in excess of 1,400 barrels of oil per day and 1,300 MCF of natural gas per day with a flowing tubing pressure of 6,300 PSI on a 12/64" choke from a perforated interval of 13,208 feet to 13,226 feet. The C.E. Schwing #1 went on production in December 1996. These acquisitions were funded with the Company's existing working capital and the proceeds generated from a private placement of common stock during February and March 1997. In that placement, the Company sold 1,500,000 shares of the Company's restricted common stock to accredited investors for $2.50 per share. The private placement was completed on March 10, 1997 generating net proceeds of approximately $3.3 million.

On February 4, 1997 the Company entered into a definitive agreement with National Energy Group, Inc. ("NEGX"), a publicly held company headquartered in Dallas, Texas. NEGX is the operator of the East Bayou Sorrel Prospect. The Agreement provides the Company the right and obligation to participate with NEGX in various oil and gas exploration projects over the course of the next two years. Essentially, the agreement consists of three main elements. First, Pease has the right and obligation to participate as a 12.5% working interest owner in NEGX's outlined exploration program. Specifically, there are 10 identified projects including: Mustang Island located in Nueces County, Texas; Bayou Sorrel located in Iberville Parish, Louisiana; and Robertsdale located in Baldwin County, Alabama. Second, subject to certain conditions defined in the agreement, Pease has the right and obligation to participate in any future prospects generated under NEGX's exclusive arrangement with Sandefer Oil and Gas, Inc. ("Sandefer"). Sandefer is a private corporation owned and operated by a group of geologists and geophysicists who generate Gulf Coast, Southern Louisiana and other wildcat prospects. The East Bayou Sorrel prospect discussed in the previous paragraph was generated by Sandefer. Third, Pease is entitled to participate in any third party generated prospects that NEGX participates in subject to certain conditions as defined in the Agreement.

BUSINESS STRATEGY

The recent acquisitions and developments are the first steps in transforming the Company. Its future business strategy is to expand its reserve base and cash flow by utilizing its existing asset base in the Rocky Mountain Region and cultivating the recent acquisitions, strategic alliances and opportunities in the Gulf Coast Region of Alabama, Southern Louisiana and Texas. The Company will attempt to execute this strategy through:

o Raising significant capital to take advantage of leading edge technologies such as horizontal drilling and 3-D seismic exploration projects;
o Positioning itself with strategic sources of capital and partners that can react to opportunities in the oil and gas business when they present themselves;
o Developing alliances with major oil and gas finders that have been trained by major oil companies; o Participating in exploration projects that have opportunities involving relatively small amounts of capital that could potentially generate significant rates of return. These projects include areas with large field potentials in Alabama, Southern Louisiana, Texas and the Gulf of Mexico. Generally, the exploration projects will target fields with potential reserves of 10 million barrels of oil or 100 Bcf of gas;
o Implementing the Company's investment strategy to carefully consider, analyze, and exploit the potential value of the Company's existing assets to increase the rate of return to its shareholders;
o Reinvesting operating cash flows into development drilling and recompletion activities; o Continuing the expansion of the Company's operations outside the D-J Basin; o Continuing the implementation of asset rationalization and operating efficiencies designed to improve operating margins and lower per unit operating cost;
o Acquiring properties that build upon and enhance the Company's existing asset base;
o Developing a long term track record regarding stock price performance and a reasonable rate of return to shareholders.

The Company recognizes that the ability to implement its business strategies is largely dependent on the ability to raise additional debt or equity capital to fund future acquisition, exploration, drilling and development activities. The Company's Capital resources are discussed more thoroughly in Part II, Item 6, in Management's Discussion and Analysis.

OPERATIONS

As of December 31, 1996, the Company had varying ownership interests in 189 gross productive wells (174 net) located in five states. The Company operates 179 of the 189 wells, the other wells are operated by independent operators under contracts that are standard in the industry.

 The following table presents information on the Company's major operating areas as of December 31, 1996:
                                                           Net Proved Reserves
                                                           -------------------
    STATE                                REGION              Bbls        Mcf
    -----                                ------              ----        ---

CO, WY, NE ..........................   DJ Basin           996,000   3,950,000
Utah ................................   Greater Cisco
                                        and Four Corners  143,000     750,000
Wyoming .............................   Big Horn Basin      35,000        --
CO & AR .............................   Various              1,000     133,000
                                                         ---------   ---------
     Total ..........................                    1,175,000   4,833,000
                                                         =========   =========

It is a primary objective of the Company to operate most of the oil and gas properties located in the Rocky Mountain Region in which it has an economic interest. The Company believes, with the responsibility and authority as operator, it is in a better position to control costs, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

At the present time, oil and natural gas prospects pursued in the Gulf Coast region will be pursued by the Company as a non-operator.

COMPETITION

The oil and gas industry is highly competitive in all phases. The Company encounters strong competition from other independent oil and gas companies in acquiring economically desirable prospects as well as in marketing production therefrom and obtaining external financing. Many of the Company's competitors may have financial resources, personnel resources, and facilities substantially greater than those of the Company.

Because there has been a decrease in exploration for and development of oil and gas properties in the United States, there is increased competition for lower risk development opportunities and for available sources of financing. In addition, the marketing and sale of natural gas and processed gas are extremely competitive. Accordingly, the competitive environment in which the Company operates is unsettled.

MARKETS

Overview - The three principal products currently produced and marketed by the Company are crude oil, natural gas and natural gas liquids ("NGL's"). The Company does not currently use commodity futures contracts and price swaps in the sales or marketing of its natural gas and crude oil.

Crude Oil - Oil produced from the Company's properties is generally transported by truck to unaffiliated third-party purchasers at the prevailing field price ("the posted price"). Currently, the three primary purchasers of the Company's crude oil are Total Petroleum, Inc., Texaco Trading and Transportation, Inc. and Scurlock-Permian Corporation. Together these three purchasers buy more than 80% of the Company's annual crude oil production. The contracts are month-to-month and subject to change. The market for the Company's crude oil is competitive and therefore the Company does not believe that the loss of one of its primary purchasers would have a material adverse effect on the Company's business because other arrangements could be made to market the Company's crude oil products. The Company does not anticipate problems in selling future oil production since purchases are made based on current market conditions and pricing. Oil prices are subject to volatility due to several factors beyond the Company's control including: political turmoil; domestic and foreign production levels; OPEC's ability to adhere to production quotas; and possible governmental control or regulation.

Natural Gas - The Company sells its natural gas production in two principal ways: a.) at the wellhead to various pipeline purchasers or natural gas marketing companies; and b.) at the tailgate of its Gas Plant to either Public Service Company of Colorado ("PSCo") or Hewlett-Packard Company ("HP"). The wellhead contracts have various terms and conditions, including contract duration. Under each wellhead contract the purchaser is generally responsible for gathering, transporting, processing and selling the natural gas and natural gas liquids and the Company receives a net price at the wellhead.

The residue gas sold at the tailgate of the Company's Gas Plant to PSCo is subject to a month-to-month contract and the Gas sold to HP is subject to a 17-year contract. The gas to both parties is priced on an MMBtu basis at an index spot price.

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

Price Controls on Liquid Hydrocarbons - There are currently no federal price controls on liquid hydrocarbons (including oil, natural gas and natural gas liquids). As a result, the Company sells oil produced from its properties at unregulated market prices which historically have been volatile.

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

State and Local Regulation of Drilling and Production - State regulatory authorities have established rules and regulations requiring permits for drilling, bonds for drilling, reclamation and plugging operations, limitations on spacing and pooling of wells, and reports concerning operations, among other matters. The states in which the Company operates also have statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. A few states also prorate production to the market demand for oil and gas. These statutes and regulations limit the rate at which oil and gas could otherwise be produced or the prices obtained from the Company's properties.

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

New initiatives regulating the disposal of oil and gas waste are also pending in certain states, including states in which the Company conducts operations, and these various initiatives could have a similar impact on the Company. The COGCC has enacted rules regarding the regulation of disposal of oil field waste, including waste currently exempt from federal regulation. These rules may require the termination of production from some of the Company's marginal wells for which the cost of compliance would exceed the value of remaining production. In addition, as indicated above, the COGCC has enacted regulations imposing specific reclamation requirements on operators upon the conclusion of the operations, and is currently chairing a group including representatives of the oil and gas industry, environmental groups, surface owners, and local governments to consider adopting statewide reclamation requirements. The COGCC is also in the process of preparing new rules governing production pits which are intended to require closure of unlined pits and certain steel, fiberglass, cement and other vessels in designated sensitive areas (which will probably include most of the areas in Colorado that the Company operates) or adequate proof that such pits or vessels are not leaking. As currently drafted, such rules would permit operators to comply over a period of at least two years. The COGCC proposals will be subject to review and comment of water quality agencies and other interested parties and thus may change from the approach described above. Management believes that compliance with current applicable laws and regulations or with proposals in their present form could possibly have a material adverse impact on the Company, but management is unable to predict the final form of the pending regulations or their potential impact on the Company.

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

ADMINISTRATION

Office Facilities - The Company currently rents approximately 4,000 square feet in an office facility in Grand Junction, Colorado owned by an unrelated party. The rental rate is $31,440 per year through June 30, 2000.

Employees - As of February 21, 1997, the Company had 35 full time employees, none of whom is covered by a collective bargaining agreement. The Company considers its relations with its employees satisfactory.

ITEM 2 - PROPERTIES

PRINCIPAL OIL AND GAS INTERESTS

Developed Acreage - The Company's producing properties as of December 31, 1996 are located in the following areas shown in the table below:

                                                      OIL               GAS         Developed Acreage
                                                ---------------   ---------------   -----------------
                                                Gross     Net(2)  Gross     Net(2)   Gross    Net(2)
Fields                        State             Wells(1)  Wells   Wells(1)  Wells    Acreage  Acreage
------------------------      ------------      -----     -----   -----     -----    -------  -------
Loveland Field                Colorado            88        87                        5,083    5,047
Lower Horse Draw Field        Colorado             2         1                          400      204
North Minto Field             Colorado             3         3                          440      432
Pod Field                     Colorado             6         6                          600      600
Yenter Field                  Colorado             6         6                        1,655    1,655
Johnson's Corner              Colorado             5         4                        1,122    1,122
West Peetz Field              Colorado             5         4                          785      785
Cisco Dome                    Utah                 1         1     38         31      8,877    8,267
Cowboy                        Utah                 4         4                        1,200    1,199
Enos Creek                    Wyoming              2         1                          280      215
Other Fields                  CO/NB/UT            25        23      4          3      6,443    4,543
                                              ------    ------  -----      -----     ------   ------
    Totals                                       147       140     42         34     26,885   24,069
                                              ======    ======  =====      =====     ======   ======

------------------
Footnotes

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

Undeveloped Acreage - The Company's gross and net working interests in leased undeveloped acreage in the Rocky Mountain Region as of December 31, 1996 is 406 and 366 acres, respectively. All these properties are located in Colorado and will expire at various times in 1997 unless production has been obtained. The Company's gross and net working interests in leased and developed acreage in Louisiana as of December 31, 1996 is 1600 and 100 acres respectively. This consists of one property and will expire in 1998 unless production has been obtained.

GULF COAST PROSPECTS

Overview - In 1997 and 1998, the Company will be directing a significant portion of its resources to the Gulf Coast region, which is currently one of the most actively explored areas in the United States. The Company's strategy for entering the Gulf Coast area is to team up with the best oil and gas finders in any specific area. The Company is focusing in South Louisiana, shallow Texas State waters and specific areas where the Company believes it has strategic advantage including Alabama and certain Texas areas., The parameters in general are that the target reserves are 100 BCFG and/or 10 million bbls. oil. With this strategy in mind, the Company is typically drilling to deeper horizons which significant reserves have been found at shallower depths.

Currently, three prospects are in the process of drilling or are expected to commence drilling in the first quarter of 1997. These include East Bayou Sorrel, South Lake Arthur and Brazos Block 480. A brief description of these prospects follows.

East Bayou Sorrel and Bayou Sorrel Area: This exploration prospect was generated by Sandefer Oil and Gas. The initial exploratory location was selected with the use of reprocessed 2D seismic data. The well, Schwing #1, was drilled in the East Bayou Sorrel field, Iberville Parish, LA, to a total depth of 13,200 ft. Upon test it flowed at a sustained rate of 1,026 barrels of oil and 980 Mcf of gas per day with a flowing tubing pressure of 6,670 psi on an 8/64" choke. In February 1997, the well was producing at or near the maximum allowable rate of 1,400 barrels of oil per day on a restricted choke.

In January 1997, the Company purchased a 7.8125% after prospect payout working interest in the area of mutual interest (AMI) which includes the East Bayou Sorrel Prospect. The Company acquired an additional 10% working interest in this prospect in February 1997. The operator has identified seven productive zones in the Schwing #1 well of which only one was tested and is on production. Additional pay sands may be discovered in the second well, which is expected to commence drilling operations in March 1997.

National Energy has planned a 33-square mile 3D seismic exploration program over the Bayou Sorrel AMI area. The seismic program will commence in 1997. The 3D data will compliment an already extensive database of reprocessed 2D seismic data and a number of existing well logs. The Company's participation in the Bayou Sorrel drilling and 3D seismic exploration program are expected to provide significant exposure to potential productive drilling opportunities. The 3D interpretation should help define the potential of the upper Marg vag pay zone sandstone. It is believed that a productive section of a proven producing formation will be found in Bayou Sorrel based on the existing 2D and well log data. Because the formation is a profile producer in the region, Bayou Sorrel is a potential large reserve prospect. Sandefer Oil and Gas and NEGX have also identified two other fault blocks suitable for drilling from existing data and will focus on this area with the 3D seismic exploration program which will give the Company additional opportunities to participate in high potential reserve projects.

South Lake Arthur - South Lake Arthur is located in Jefferson Davis Parish, Louisiana. It is a four-way dip closure. Sandefer Oil and Gas has previously drilled this prospect to 17,375 feet but the well was subsequently abandoned. In reviewing the well data of this and other nearby wells, it was determined that the well was most likely not tested sufficiently and inadequately completed. Sandefer geologists believe this well would have been found to be a producer if it had been properly tested. NEGX acquired this lease from Sandefer and planned a well near the original Sandefer well. The well is currently being drilled. The Company is participating at 1/16 of the working interest under its agreement with NEGX. A very large gas field is in close proximity. A productive sandstone formation underlies the prospect at a depth of between 18,000 feet and 20,000 feet. A large multi-national natural resources firm has announced plans to drill to the same formation in the area, which may reveal the potential of this deep play and influence future participation in this prospect.

Brazos Block 480 Prospect - Brazos Block 480 is the only offshore prospect in which the Company is presently participating. This prospect, located within a prolific gas producing geologic trend of offshore Texas, is believed to be analogous to Amoco's Matagorda Block 519 Field which produced over 120 BCFG from November 1985 through September 1995. A well is scheduled to commence drilling operations in April 1997, at a site located adjacent to Cove Field about eight miles offshore in approximately 60 feet of water. The prospect is tightly controlled by numerous 2D seismic lines. A nine-square mile 3D seismic survey has also been shot and interpreted.

COLORADO PROPERTIES

Overview - The Denver-Julesburg ("DJ") Basin encompasses most of northeast Colorado and parts of southeast Wyoming, southwest Nebraska and western Kansas. Oil and gas are produced mainly from Cretaceous sandstones and limestones, with the "D" and the "J" sandstones being the most prolific producers in the Basin at depths ranging in general from approximately 5,000 feet to approximately 7,500 feet. The Company's activities have focused on the historically better producing zones, the "D" and the "J" sandstones and the Niobrara formation. At December 31, 1996, 84% of the Company's reserves were in the DJ Basin. A summary of the notable fields in the DJ Basin are as follows:

Loveland Field, Larimer and Weld Counties - Loveland Field is located near the City of Loveland, Colorado, 40 miles north of Denver. The area is producing both oil and gas at an average rate in 1996 of approximately 248 barrels of oil equivalent ("BOE") per day (205 BOE net to the Company). Loveland Gas Plant and associated Pease facilities are located near the center of the field. Johnson's Corner Field is located just 4 miles east of Loveland Field. Together, the Loveland Field, Johnson's Corner Field and Loveland Gas Plant constitute more than half of Pease's total Rocky Mountain assets.

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

Among the existing wells, numerous opportunities exist to recomplete in certain behind-pipe zones using newer stimulation technologies. In many wells, Codell sandstone and Timpas limestone reserves remain behind-pipe which is available for production upon recompletion of existing well bores. Among the wells that have been completed in these zones, the Company believes that original completions were often inadequate because of limited stimulation. Of the three benches (separate sedimentary levels) of the Niobrara Formation, the upper bench has been completed in most wells whereas the middle and lower benches are available for production upon recompletion in many wells.
Currently, a program is being implemented to recomplete several selected wells.

Johnson's Corner Field, Larimer County, Colorado - Johnson's Corner Field is an extension of the Wattenberg Field with Muddy "J" Sandstone gas production. The wells produce approximately 40 BOE per day from the "J" sand. One well has also been completed in the Codell and Niobrara formations and oil production from all three zones is commingled. Recently two wells were recompleted in Codell sandstone and the initial results are promising. In addition, the Company believes there are several additional in-fill development locations.

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

Pod Field, Washington County, Colorado - In Pod Field, the Company has a 100% working interest and operates five wells which produce from the "J" sand. A geological and engineering evaluation of the field conducted in 1995 indicates the potential presence of undeveloped gas reserves in the Niobrara Formation. However, further study will be necessary before any action will be taken.

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

North Minto Field, Logan County, Colorado - North Minto is a "J" Sandstone field and was unitized for secondary recovery in 1989. One well was producing approximately 8 BOPD during 1993. The injection well had been shut-in during October 1992. The Company completed geologic and engineering reviews of the field after the acquisition and consequently re-established the injection program which increased production to 32 BOPD. In 1996, the Company restored one well back into production to benefit from the waterflood. Additional leases have been acquired as a result of this study and two additional drill sites have reserve potential in the North Minto Unit.

Lower Horse Draw Field, Rio Blanco County, Colorado - The Company has interests in two wells that produce gas from the Mancos B fractured silty shale in the Lower Horse Draw Field. Proved developed reserves include 162,000 Mcf of gas net to the Company.

UTAH PROPERTIES

Cisco Dome Area, Grand County, Utah - In April 1995, the Company purchased an 80% working interest in approximately 8,877 acres in the Cisco Dome Field. The Cisco Dome Field is located adjacent to the Calf Canyon Field. The property in the Cisco Dome Field contains 39 wells of which 21 are currently producing gas from intervals ranging from 2,000 to 3,200 feet. The average aggregate production from these properties is approximately 400 Mcf and 7 bbls of oil per day. The Company is presently working to recomplete several wells in behind-pipe zones to take advantage of current gas prices in the market. Among the recompleted wells, one is producing 250 Mcf per day. The company expects that after finishing the recompletion program, daily gas production can be significantly increased. Management of the Company has extensive knowledge and experience with operations in and near this field. Cisco Dome field is large and geologically complex. There are numerous locations on the Company's acreage available for additional drilling. A geological and engineering study is currently being conducted to seek further development opportunities in the existing wells as well as to delineate optimal drilling locations.

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

The well is currently producing from the Phosphoria Formation. The Company intends to recomplete a well adjacent to existing well in the Tensleep Formation sometime in the future.

TITLE TO PROPERTIES

As is customary in the oil and gas industry, only a perfunctory title examination is conducted at the time oil and gas leases are acquired by the Company. Prior to the commencement of drilling operations, a thorough title examination is conducted. The Company believes that title to its properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions, which in the opinion of counsel, are not so material as to detract substantially from the property economics. In addition, some prospects may be burdened by customary royalty interests, liens incident to oil and gas operations and liens for taxes and other governmental charges as well as encumbrances, easements and restrictions. The Company does not believe that any of these burdens will materially interfere with the use of the property.


ESTIMATED PROVED RESERVES

The oil and gas reserve and reserve  value  information  is included in Part II,
Item 7 at footnote 12 of the consolidated financial statements, titled Supplemental Oil and Gas Disclosures. This information is prepared pursuant to Statement of Financial Accounting Standards No. 69, which includes the estimated net quantities of the Company's "proved" oil and gas reserves and the standardized measure of discounted future net cash flows. The reserve information is based upon an engineering evaluation by McCartney Engineering, Inc. The estimated proved reserves represent forward-looking statements and should be read in connection with the disclosure on forward-looking statements included herein under Item 6 in Managements' Discussion and Analysis.

The Company has not filed any reports containing oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission and the Department of Energy. There were no differences in the reserve estimates reported to these two agencies.

All of the Company's oil and gas reserves are located in the Continental United States. The Table below sets forth the Company's estimated quantities of proved reserves, and the present value of estimated future net revenues discounted by 10 percent per year using prices being received by the Company at the end of each of the last three fiscal years on a non-escalated basis. The prices used at December 31, 1996 were $24.43 per barrel of oil and $3.73 per MCF of natural gas:

                                                             December 31,
                                                 --------------------------------------
                                                     1996          1995         1994
                                                     ----          ----         ----
  Estimated Proved Oil Reserves (Bbls) ......     1,175,000     1,294,000     1,352,000
  Estimated Proved Gas Reserves (Mcf) .......     4,833,000     5,851,000     5,724,000

  Estimated Future Net Revenues (before the
       estimated future income taxes) .......   $26,506,000   $15,480,000   $14,016,000
  Present Value of Estimated Future
      Net Revenues (before the estimated
      future income tax expenses) ...........   $15,641,000   $ 9,616,000   $ 8,519,000

The table above does not include the reserve values associated with the Gas Plant. The Gas Plant reserves are disclosed in Part II, Item 7 of footnote 12. No reserves have been estimated for the Company's interest in the East Bayou Sorrel Prospect which was acquired subsequent to the Company's last fiscal year end and will not be estimated until at least a developmental well is drilled on the property in 1997. Other than that, there has been no major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated quantities of proved reserves subsequent to December 31, 1996. However, the prices for oil and gas have decreased as of the date of this report below those used for the reserve estimates. The Company's reserves for its oil and gas properties at December 31, 1996, discounted at 10%, using the average sales prices in 1996 ($20.35 per bbl. of oil and $1.26 per Mcf of gas) are approximately 47% lower, or $7.3 million dollars.

NET QUANTITIES OF OIL AND GAS PRODUCED

The Company's net oil and gas production for each of the last three years (all of which was from properties located in the United States) was as follows:

                                                  Year Ended December 31,
                                       -----------------------------------------
                                         1996             1995             1994
                                       -------          -------          -------
Oil (Bbls) ..................          100,000          121,000          155,000
Gas (Mcf) ...................          412,000          497,000          543,000

The average sales price per barrel of oil and Mcf of gas, and average production costs per barrel of oil equivalent ("BOE") excluding depreciation, depletion and amortization were as follows:

                                      Average Sales Prices              Average
           Year Ended     ---------------------------------------    Production
          December 31     Oil (Bbls)      Gas (Mcf)      Per BOE    Cost Per BOE
          -----------     -----------    -----------     --------   ------------
             1996         $   20.35      $   1.26      $   15.10      $   8.46
             1995         $   16.77      $   1.18          12.85      $   7.92
             1994         $   15.94      $   1.36          13.09      $   8.90

The above table represents activities related only to oil and gas production. It does not include any value from the natural gas liquids extracted by the Gas Plant.

DRILLING ACTIVITY

The following table summarizes the Company's oil and gas drilling activities, all of which were located in the continental United States, during the last three fiscal years:

                                                                                     Year Ended December 31,
                                                     ---------------------------------------------------------------------------
                                                            1996                        1995                         1994
                                                     ------------------           -----------------           ------------------
    Wells Drilled                                    Gross          Net           Gross         Net           Gross          Net
                                                     -----          ---           -----         ---           -----          ---
    Exploratory
     Oil ....................................           --            --             --          --             --            --
     Gas ....................................           --            --             --          --             --            --
     Non-productive .........................            1            .19            --          --               1           .25
                                                        --           ----           ---         ---            ----          ----
         Total ..............................            1            .19            --          --               1           .25
                                                                     ====           ===         ===            ====          ====

Development
     Oil ....................................            1              1            --          --               4          3.92
     Gas ....................................           --            --             --          --            --            --
     Non-productive .........................           --            --             --          --            --            --
                                                        --           ----           ---         ---            ----          ----
         Total ..............................            1              1            --          --               4          3.92
                                                        ==           ====           ===         ===            ====          ====

The Company was not participating in any drilling activity at December 31, 1996. However, the Company is participating to the extent of a 6.25% working interest in the E. Winn #1 well, a 17,375 foot Miogyp Sand test, in the South Lake Arthur Prospect, located in Jefferson Davis Parish, Louisiana, that commenced drilling operations on January 9, 1997. Total depth is expected to be reached sometime in April 1997. This prospect consists of approximately 1,600 gross acres.

ITEM 3 - LEGAL PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation of its business. At December 31, 1996 and as of the date of this report, the Company was not involved in any litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's Security holders during the fourth quarter ending December 31, 1996.

                                     Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information - The Company's Common Stock has been quoted on the NASDAQ Small-cap Market, under the symbol WPOG, since July 1980. The Company's Preferred Stock, has traded on the NASDAQ Small-cap Market under the symbol WPOGP since August 1993.

Bid Quotations - The following table shows the range of high and low bid quotations for each quarterly period since January 1, 1995, as reported by the National Association of Securities Dealers, Inc. (such quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.):

                                                Bid Prices
                                 -----------------------------------------
                                    Common Stock           Preferred Stock
                                 -----------------        ----------------
Quarter Ended                    High         Low          High       Low
-------------                    ----         ---          ----       ---
December 31, 1996 ...........   3 5/16       2 1/16       10 3/4     6
September 30, 1996 ..........   2 1/8        1 7/32        6 3/4     5 1/4
June 30, 1996 ...............   1 11/16      1 5/64        7         4 1/4
March 31, 1996 ..............   1 3/8         19/32        5         3 1/2

December 31, 1995 ...........     9/16        13/32        4 5/8     3 7/8
September 30, 1995 ..........      7/8          1/2        4 5/8     4 5/8
June 30, 1995 ...............    31/32          5/8        5 7/8     4 3/4
March 31, 1995 ..............   2 3/32        1 3/4        5 7/8     3 5/8


(b) Stockholders - As of February 21, 1997 the Company had 978 holders of record of the Company's Common Stock and 17 holders of record of the Company's Preferred Stock. This does not include the holders whose shares are held in a depository trust in "street" name. As of February 21, 1997 at least 5,306,000 shares (or 62%) of the issued and outstanding common stock and at least 134,000 shares (or 95%) of the issued and outstanding preferred stock was held in a depository trust in "street" name.

(C) Dividends - The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company is precluded from paying dividends on its Common Stock so long as any dividends on the Preferred Stock are in arrears.

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

The Preferred Stock was issued in August 1993 and the Company declared and paid five consecutive dividends for the quarters ended September 30, 1993 through September 30, 1994. In December 1994, the Board of Directors voted not to declare the quarterly cash dividend to holders of the Company's Preferred Stock for the fourth quarter of 1994. The decision to not pay the quarterly dividend was a result of the Company's continuing operating losses, the cash and working capital position, and the Company's belief that its primary lender would not approve the payment thereof. In March 1995, the Board of Directors voted to suspend payment on any future Preferred Stock dividends indefinitely. However, pursuant to the terms of the Preferred Stock, dividends will continue to accrue on a quarterly basis. Dividends paid in the future, if any, on the Preferred Stock will be contingent on many factors including, but not limited to, whether or not a dividend can be justified through the cash flow and earnings generated from future operations.

The Preferred Stock will have priority as to dividends over the Common Stock and any series or class of the Company's stock hereafter issued, and no dividend (other than dividends payable solely in Common Stock or any other series or class of the Company's stock hereafter issued that ranks junior as to dividends to the Preferred Stock) may be declared, paid or set apart for payment on, and no purchase, redemption or other acquisition may be made by the Company of, any Common Stock or other stock unless all accrued and unpaid dividends on the Preferred Stock have been paid or declared and set apart for payment.

(d) Recent Sales of Unregistered Securities - During the fiscal year ended December 31, 1996, the Company issued and sold the following securities without registration under the Securities Act of 1933, as amended.

             1. Between June 1996 and November 15, 1996, the Company issued $5,000,000 in collateralized convertible 10% debentures and warrants to purchase up to 2,500,000 shares of the Company's common stock at $1.25 per share. The securities were offered and sold as units, with each unit consisting of $50,000 in debentures and warrants to purchase 25,000 shares. The securities were sold by the Company and by 12 broker\dealers registered as such with the Securities and Exchange Commission and who are members of the National Association of Securities Dealers, Inc. The securities were sold to 105 private investors each of whom qualified as an accredited investors as such term is defined in Regulation D adopted by the Securities and Exchange Commission under the Securities Act. The Company received $5.0 million for the securities and paid total underwriting discounts and commissions of $547,000. The debentures sold by the Company are convertible into common stock of the Company at the election of the holder at the rate of one share of common stock for each $3.00 in principal amount of debenture, or a total of 1,666,666 shares upon conversion of all debentures issued. The warrants included in the units are exercisable at any time by the holder and may be called for redemption by the Company at $0.10 per share upon 45 days notice if the reported market price for common stock of the Company is at least $3.00 per share for a period of 10 consecutive trading days or more. The Company relied upon Section 4(2) of the Securities Act and Rule 506 of Regulation D in claiming exemption from the registration requirements of the Securities Act for the securities issued.

             2. On March 9, 1996, the Company issued 38,050 shares of its common stock to 22 persons who were employees or directors of the Company in lieu of cash for services to the Company valued at $35,050 for financial reporting purposes.

             3. Effective February 12, 1996, the Company issued warrants entitling the holders to purchase up to 1,000,000 shares of the Company's common stock at $0.75 per share to 14 persons in connection with a consulting agreement between the Company and Beta Capital Corp., with whom the Company has a consulting agreement. Issuance of the warrants was required by the consulting agreement and the exercise price of the warrants was equal to the reported market price for the Company's common stock at the time the Company became obligated to issue the warrants. For financial reporting purposes, these warrants were valued at $192,300. The warrants are exercisable for five years from the date of issuance.

             4. On May 13, 1996, the Company issued 82,353 shares of its common stock to three holders who elected to convert $70,000 in principal amount of outstanding convertible debentures originally issued in a private placement in 1991.

             5. On August 13, 1996, the Company issued 15,000 shares of its common stock to a consultant of the Company in lieu of cash for consulting services to the Company valued at $22,977 for financial reporting purposes.

             6. On December 16, 1996, the Company issued 60,000 shares of its common stock to Willard H. Pease, Jr., the President of the Company, upon conversion of a promissory note of the Company in the principal amount of $60,000 issued to Mr. Pease in 1994 in payment of certain obligations.

             7. Between November 22, 1996 and December 13, 1996, the Company issued 50,000 shares of its common stock upon exercise of three warrants held by two persons. The warrants were exercised at $0.85 per share for total proceeds to the Company of $42,500. The warrants had been issued in a private transaction in 1995 as compensation to a consultant.

             8. On December 16 and 17, 1996, the Company issued 17,500 shares of its common stock upon exercise of two warrants held by two persons. The warrants had been issued in the private placement of securities described in subparagraph 1 above. The Company received proceeds of $21,875 upon exercise of the warrant.

             9. On December 16, 1996, 13,440 shares of common stock were issued to eight nonemployee-directors of the Company in lieu of cash for services to the Company valued at $24,261 by the Company for financial reporting purposes.

             10. Effective November 15, 1996, the Company issued warrants to purchase up to 223,500 shares of common stock at $2.00 per share to 12 broker\dealers as partial compensation to such persons for sale of the securities in the private offering described in subparagraph 1 above. The warrants are exercisable upon issuance and expire if not exercised three years after issuance.

             11. On March 9, 1996, the Company issued warrants to purchase 40,000 shares of common stock at $0.75 per share to one person in lieu of cash for consulting services provided to the Company valued at $7,700 for financial reporting purposes. The warrants may be exercised at any time before March 9, 2001.

    As to each issuance of securities  identified above, the Company relied upon
Section 4(2) of the Securities Act in claiming exemption from the registration requirements of the Securities Act. All the persons to whom the securities were issued had full information concerning the business and affairs of the Company and acquired the shares for investment purposes. Certificates representing the securities issued bear a restrictive legend and stop transfer instructions have been entered prohibiting transfer of the securities except in compliance with applicable securities laws.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

SELECTED FINANCIAL DATA

  Statement of Operations Data:                                                     Year Ended December 31,
                                                                                 1996                    1995
                                                                                 ----                    ----
Oil and gas sales ......................................                     $ 2,546,676            $ 2,623,782
Natural gas marketing and trading ......................                       2,067,379              3,872,565
Gas plant processing revenue ...........................                         818,356              1,135,050
Total revenue ..........................................                       6,165,664              9,031,816
   Net loss ............................................                      (1,411,582)              (765,436)
Preferred Stock Dividends:
   Declared ............................................                            --                     --
   Converted ...........................................                         (22,750)              (117,000)
   In arrears ..........................................                        (179,938)              (202,688)
Non-cash inducement ....................................                            --               (1,523,906)
                                                                             -----------            -----------
Net loss applicable
   to common stockholders ..............................                     $(1,614,270)           $(2,609,030)
                                                                             ===========            ===========

Per Share Data: ........................................                         1996                   1995
                                                                                 ----                   ----
Before non-cash inducement charge ......................                     $     (0.22)           $     (0.18)
Effect of non-cash inducement charge ...................                            --                    (0.24)
                                                                             -----------            -----------
   Net loss per
    common share .......................................                     $     (0.22)           $     (0.42)
                                                                             ===========            ===========
Cash dividends declared per common share ...............                     $      --              $      --
                                                                             ===========            ===========



Balance Sheet Data:                                                                  As of December 31,
                                                                               --------------------------------
                                                                                 1996                    1995
                                                                                 ----                    ----
Working capital (deficit) ..............................                     $  1,907,694           $   (500,180)
Total assets ...........................................                     $ 14,901,149           $ 13,439,726
Long-term liabilities ..................................                     $  5,276,033           $  1,602,811
Stockholder's equity ...................................                     $  8,472,188           $  9,017,262

Disclosure Regarding Forward-Looking Statements
This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, statements under "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to have been correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to, the Company's ability to generate additional capital, risks inherent in oil and gas acquisitions, exploration, drilling, development and production, price volatility of oil and gas, competition, shortages of equipment, services and supplies, government regulation, environmental matters, financial condition of the other companies participating in the exploration, development and production of oil and gas programs and other matters. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

Liquidity and Capital Resources
At December 31, 1996, the Company's cash balance was $1,995,860 with a positive working capital position of $1,907,694, compared to a cash balance of $677,275 and a working capital deficit of $500,180 at December 31, 1995. The change in the Company's cash balance is summarized as follows:

Cash balance at December 31, 1995 ............................      $   677,275
Cash used in operating activities ............................         (143,615)
Capital expenditures .........................................       (1,403,413)
Proceeds from the sale of property
  and equipment ..............................................          163,821
Redemption of certificate of deposit .........................           53,500
Payments on long-term debt ...................................       (1,795,670)
Net proceeds from issuance of
  convertible debt ...........................................        4,323,992
Proceeds from common stock
  subscription receivable and warrant exercises, net .........          119,970
                                                                    -----------
Cash balance at December 31, 1996 ............................      $ 1,995,860
                                                                    ===========

The significant improvement in the Company's cash balance and working capital position is directly related to: a) the proceeds received from the private placement of convertible debentures; and b) the repayment of the entire balance of outstanding debt with Colorado National Bank ("CNB"). In November 1996, the Company completed a private placement of $5,000,000 of collateralized convertible debentures and warrants to purchase up to 2,500,000 shares of stock, sold in "Units", which generated net cash proceeds of $4,300,000. Each Unit sold for $50,000 and consisted of one $50,000 five-year 10% collateralized convertible debenture and warrants to purchase 25,000 shares of the Company's common stock at $1.25 per share. The debentures are collateralized by a first priority interest in certain oil and gas properties owned and operated by the Company. The debentures are convertible, at the holders option, into the Company's common stock for $3.00 per share and may be redeemed by the Company, in whole or in part, beginning at a premium of 110% of the original principal amount and are subject to adjustment beginning on April 25, 1999. Interest on the debentures is payable quarterly and the entire principal balance will be due on April 15, 2001. The warrants are currently exercisable and will expire on July 31, 2001. The Company is entitled to call the warrants at any time after February 15, 1997 at a price of $0.10 per warrant. (As discussed later in this section, the Company initiated a call on these warrants on February 28, 1997.) In a registration statement effective February 10, 1997, the Company registered for resale: (1) the shares of common stock into which the debentures may be converted; and (2) the shares of common stock issuable upon exercise of the warrants.

The completion of that private placement and repayment of the entire balance of outstanding debt with CNB with a portion of the proceeds thereof, significantly improved the Company's working capital position and provided the funds necessary to pursue additional acquisition, drilling and development activities on a limited basis. Recently, the Company has charted a course of action to maintain its existing asset base in the Rocky Mountain region and expand into the Gulf Coast region of Alabama, Southern Louisiana and Texas through a series of acquisitions and strategic alliances which is discussed more thoroughly in the following paragraphs. However, this new course of action will require the Company to seek a significant amount of additional capital to fully fund and implement that plan.

On February 4, 1997, the Company signed a definitive agreement with National Energy Group, Inc. ("NEGX"), a publicly held Company, headquartered in Dallas, Texas. The agreement provides the Company the right and obligation to participate with NEGX in various oil and gas exploration projects over the course of next two years. Essentially, the agreement consists of three main elements. First, the Company has the right and obligation to participate as a 12.5% working interest owner in NEGX's outlined program which consists of 10 identified projects in Alabama, Southern Louisiana, and Texas. Second, subject to certain conditions defined in the agreement, the Company has the right and obligation to participate in any future projects generated under NEGX's exclusive arrangement with Sandefer Oil and Gas Company, Inc. ("Sandefer"). Sandefer is a private corporation owned and operated by a group of geologists and geophysicists who generate Gulf Coast, Southern Louisiana and other wildcat prospects. Third, the Company is entitled to participate in any other third party generated prospects that NEGX participates in subject to certain conditions as defined in the agreement.

Pursuant to the terms of the agreement with NEGX, the Company's minimum obligation is at least $5.0 million per year in dry hole, or drilling, costs. Additional costs will be incurred for completion and development of successful projects. Accordingly, the Company anticipates the actual obligation will be higher assuming that a reasonable amount of success is achieved with the underlying prospects. If all the prospects prove to be productive (which the Company believes is unlikely as the drilling program is a wildcat exploration program), the total obligation to the Company for 1997 could be in excess of $20.0 million.

If all the contemplated exploratory prospects are successful and the properties are eventually fully developed, the net reserves attributable to the Company's interest would be several times the Company's present reserves. The Company's current reserves are approximately 2 million barrels of oil (or equivalent). Accordingly, the agreement with NEGX provides the Company with an exploration program that has the potential to significantly increase its existing reserves and future cash flow.

In order to fund the obligation with NEGX the Company intends to seek additional financing. The Company intends to pursue additional equity through exercise of outstanding warrants, private equity placements, and/or other potential financing vehicles. Specifically, in December 1996, the Company initiated a warrant call underlying warrants to purchase 250,000 shares of the Company's common stock held by 11 persons that were exercisable at $1.25 per share. These warrants were issued as part of a "Unit" of common stock and warrants issued in a private placement during 1995. All the holders of the warrants elected to exercise their warrants prior to redemption by the Company. Exercise of the warrants generated net cash proceeds of $290,000 in January 1997.

Also, during February and early March, 1997, the Company completed a private placement of 1,500,000 shares of common stock for proceeds of $3.75 million as described below. On February 28, 1997, the Company initiated a call of the warrants that were attached to the convertible debentures issued in the private placement which was completed in 1996. The warrants were held by approximately 105 persons and are exercisable for $1.25 per share. Pursuant to the terms of the warrant, the holders have forty-five days after the call notice (or until April 15, 1997) to exercise their warrants or they will be redeemed by the Company for $.10 per warrant. If all the warrants are exercised (which the Company believes is likely based on the market price of the Company's common stock as of the date of this report), it will generate net proceeds to the Company of approximately $2.9 million. The proceeds generated from these warrant calls should cover the Company's working capital needs, including the anticipated exploration costs associated with the letter agreement with NEGX, at least through the second quarter of 1997. After that, the Company will need to seek additional financing.

Anticipating the need for additional financing, in February 1997 the Company signed a non-binding letter of intent with a brokerage firm setting forth the terms and conditions under which the broker will attempt to assist the Company with a future private placement. The letter agreement with the brokerage firm contemplates a future placement of at least $6.0 million dollars in common stock in the second or third quarter of 1997. The agreement is subject to several contingencies including, but not limited to, due diligence and the execution of formal agreement.

If the Company is unsuccessful in completing the private placement, or if additional funds are necessary either before or after such a transaction, it is uncertain at this time what actions the Company will take. Possibilities include other debt or equity financings or the sale of existing assets.

In March 1996 the Company retained Beta Capital Group, Inc. ("Beta") as a consultant to the Company. Beta is located in Newport Beach, California and specializes in emerging oil and gas companies that have capital resources needs and market support requirements. Beta has worked closely with the Company to structure its financings and meet the Company's expected cash and capital resources requirements. Beta's President, Steve Antry, was an officer of Benton Oil and Gas Company between 1989 and 1992. During that time, Mr. Antry was instrumental in obtaining various sources of capital that Benton Oil and Gas required during a very significant growth period. Based on Mr. Antry's background, the Company believes that Beta adds a tremendous value to the Company because of their network of financial resources. Therefore, the Company will attempt to utilize Beta's syndication of financial resources to fund future capital requirements.

In addition to the identified exploration program with NEGX, the Company has pursued the acquisition of an oil and gas property in Southern Louisiana. On January 10, 1996, the Company acquired a 7.8125% After Prospect Payout Working Interest ("APPO WI") in the East Bayou Sorrel Prospect from third parties for a total purchase price of $1.75 million. The purchase price consisted of the issuance of 315,000 shares of the Company's common stock and $875,000 in cash. On March 3, 1997 the Company acquired an additional 10% working interest in the same prospect for $2.5 million cash from third parties. The prospect includes a discovery well, the C.E. Schwing #1, which in February 1997 produced at a rate in excess of 1,400 barrels of oil per day and 1,300 Mcf of natural gas per day with a flowing tubing pressure of 6,300 PSI on a 12/64" choke from a perforated interval of 13,208 feet to 13,226 feet. If that production rate is sustained, this acquisition will increase the Company's net production (per BOE) by 25% (based on 1996's average net daily production. An offset developmental well to the C.E. Schwing #1 is expected to commence drilling operations in the second quarter of 1997.

These acquisitions were funded with the Company's existing working capital and the proceeds generated from a private placement of common stock during February and March 1997. In that placement, the Company sold 1,500,000 shares of the Company's restricted common stock to accredited investors for $2.50 per share. The private placement was completed on March 10, 1997 generating net proceeds of approximately $3.3 million. The Company has agreed to use its best efforts to register the shares sold in this private placement for resale on or before July 10, 1997.

Capital Expenditures

During 1996, the Company capitalized or invested $1,403,413 in property and equipment as follows:

    Oil and Gas Properties:
         Drilling Costs -
     Exploratory Dry Holes .....................................      $  525,000
     Developmental well ........................................         435,647
                                                                      ----------
         Total Drilling Costs ..................................         960,647
     Workovers or Recompletions of existing properties .........         206,627
     Deposit on future exploratory well ........................         181,312
                                                                      ----------
         Total Oil and Gas properties ..........................       1,348,586
Service Equipment and Rolling Stock ............................          27,777
Office Equipment ...............................................          19,930
Gas Plant facility .............................................           7,120
                                                                      ----------
                                                                      $1,403,413
                                                                      ==========

During 1996 the Company drilled two new wells. The first well was a "double-stacked" horizontal - the first of its kind in Colorado. The well was drilled in Loveland Field, located in Larimer County, Colorado. A "double-stacked" horizontal well consists of drilling two separate horizontal wells, or legs, in two different geologic formations from a single well bore. This technology has been used extensively in the Austin Chalk Formation in Texas and Pease Oil and Gas was the first company to attempt this technology in Colorado. The geologic formations targeted during this well were the Niobrara, a proved zone, and the Timpas, an unproved zone. Unfortunately, the Timpas zone was found to be unproductive and the Company wrote-off $450,000 to dry hole costs (this represents the estimated costs attributable to drilling the Timpas leg). The remaining costs associated with this well for the Niobrara leg were capitalized as developmental costs.

The second well was a deep wildcat prospect in Southern Louisiana that was generated by NEGX. The well was drilled in excess of 14,000 feet and although the logs indicated some excellent shows, it appears the targeted formation either did not receive a hydrocarbon charge or it had passed through the formation and the well was plugged and abandoned. The Company's cost for this dry hole was $75,000.

In 1996, the Company spent $206,627 for workovers, recompletions and equipment acquisitions related to maintaining or enhancing the current production of its producing oil and gas properties.

In November 1996, the Company also paid $181,312 for a deposit on an exploratory well which commenced drilling operations on January 9, 1997. This well, the E. Winn #1, is a 17,375 foot Miogyp Sand test, in the South Lake Arthur prospect, located in Jefferson Davis Parish, Louisiana. Total depth is expected to be reached sometime in April 1997. The deposit has been capitalized as of December 31, 1996 and will remain that way, along with the future drilling costs incurred, until the outcome of the exploratory well is known.

RESULTS OF OPERATIONS

Overview

The Company's largest source of operating revenue is from the sale of produced oil, natural gas, and natural gas liquids. Therefore, the level of the Company's revenues and earnings are affected by prices at which natural gas, oil and natural gas liquids are sold. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in natural gas, oil and natural gas liquid prices and the lack of predictability of those fluctuations as well as changes in production levels.

Early in 1995, the Company initiated a corporate restructuring that focused on: eliminating areas of its business that were losing money, reducing operating costs, increasing efficiencies, and generating funds for working capital. These initiatives included but were not limited to downsizing of the Company's oil field service and supply operations and closing the administrative office in Denver, Colorado. As is more fully discussed later in this section under their respective captions, the Company's oil field service supply operating margins have been historically low and even unprofitable. The burden of these low margins or operating losses have been compounded with the risks inherent in these operations and the capital investment required to maintain and operate. Accordingly, the decision was made to downsize these operations in May 1995. The administrative office was closed because the Company could not afford the luxury and expense of two administrative offices.

In December 1994 the Company's Board of Directors did not declare the quarterly cash dividend to holders of the Company's Series A Cumulative Convertible Preferred Stock ("Preferred Stock") for the fourth quarter of 1994. In March 1995, the Board of Directors voted to suspend payment on any future Preferred Stock dividends indefinitely. These decisions were based on the Company's working capital position at that time, and the belief that the Company's primary lender would not approve a dividend payment. However, pursuant to the terms underlying the Preferred Stock, dividends continue to accrue on a quarterly basis and will increase the number of common shares that will be issued upon conversion of the preferred stock pursuant to the terms of the Company's Articles of Incorporation. Whether dividends are paid in the future on the Preferred stock will be contingent on many factors, including but not limited to, whether or not a dividend can be justified through the cash flow and earnings generated from future operations.

In January 1995, the Company extended a tender offer to the Preferred stockholders. On February 28, 1995, the Company completed the tender offer to its Preferred Stockholders whereby the holders of the Company's Preferred Stock were given the opportunity to convert each share of Preferred Stock and all then accrued and undeclared dividends (including the full dividend for the quarters ended December 31, 1995 and March 31, 1995) into 4.5 shares of the Company's Common Stock and warrants to purchase 2.625 shares of Common Stock at $5.00 per share through December 31, 1996 and $6.00 per share through August 13, 1998 (the date the warrants expire). As a result of the tender offer 933,492 shares of the Preferred stock converted into 4,200,716 shares of the Company's Common Stock and warrants to purchase 2,450,417 shares of Common stock. In addition, 21,600 shares of Preferred Stock converted into 56,739 shares of Common Stock prior to the tender offer. In 1996, an additional 22,750 shares of the Preferred Stock converted into 69,670 shares of common pursuant to terms of such conversion set forth in the Company's Articles of Incorporation. Accordingly, as of December 31, 1996 there remained 179,938 shares of Preferred Stock outstanding. These conversions substantially changed the capital structure of the Company.

Consideration of the restructuring initiatives is an important component when comparing the results of operations between the two periods presented.

Total Revenue
Total Revenue from all operations was as follows:

                                                              Year Ended December 31,
                                              --------------------------------------------------------
                                                         1996                              1995
                                              -----------------------           ----------------------
                                                Amount              %              Amount             %
                                                ------            --               ------           --

Oil and gas sales ................           $2,546,676           41%           $2,623,782          29%
Natural gas marketing
  and trading ....................            2,067,379           34%            3,872,565          43%
Gas plant processing .............              818,356           13%            1,135,050          13%
Oil field services
  and supply .....................              618,225           10%            1,302,741          14%
Well administration
  and other income ...............              115,028            2%               97,678           1%
                                             ----------         -----           ----------         ----
      Total revenue ..............           $6,165,664          100%           $9,031,816         100%
                                             ==========         =====           ==========         ====

The decrease in total revenue is a result of: a) the expiration of the Company's natural gas marketing and trading contract with Public Service Company of Colorado effective July 1, 1996; b) no third party gas was processed by the Company's gas plant facility in 1996; c) a decrease in oil and gas production; and d) downsizing of the Company's service and supply operations. These circumstances, along with any known trends or changes that effect revenue on a line-by-line basis, are discussed in the following paragraphs under their respective captions.

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                                            For the Year Ended December 31,
                                            ------------------------------
                                                 1996            1995
                                             -----------     -----------
Production:
    Oil (bbls) ...........................       100,000         121,500
    Gas (Mcf) ............................       412,000         496,500
    BOE (6:1) ............................       168,700         204,000
Average Collected Price:
    Oil (per bbl) ........................   $     20.35     $     16.77
    Gas (per Mcf) ........................   $      1.26     $      1.18
    Per BOE (6:1) ........................   $     15.10     $     12.85
Gross Margin:
    Revenue ..............................   $ 2,546,676     $ 2,623,782
    Operating costs ......................    (1,426,549)     (1,617,318)
                                             -----------     -----------
      Gross Margin .......................   $ 1,120,127     $ 1,006,464
                                             ===========     ===========
      Gross Margin Percent ...............            44%             38%
                                             ===========     ===========
Average Production Costs per
  BOE before DD&A ........................   $      8.46     $      7.92
DD&A per BOE .............................          3.50            3.63
                                             -----------     -----------
    Total Costs of Production
      per BOE ............................   $     11.96     $     11.55
                                             ===========     ===========

Change in oil and gas revenue
  attributed to:
    Production ...........................   $  (465,388)
    Price ................................       388,282
                                             -----------
     Net change between 1995 and 1996 ....   $   (77,106)
                                             ===========

Most of the decrease in oil and gas production can be attributed to the following: 1) the sale of several marginal, uneconomic, or nonstrategic oil and gas properties in 1996 (see divested production table below); and 2) to a much lesser extent the natural decline in production that is inherent in oil and gas wells. Both these circumstances were largely offset by an increase in price.

The production included in the above tables and associated with the wells sold during 1996 is as follows:

                                              For the Year Ended December 31,
                                              -------------------------------
Divested Production                               1996                 1995
-------------------                               ----                 ----
Oil (bbls) .............................          3,900              16,700
Gas (Mcf) ..............................          4,500              23,000
BOE (6:1) ..............................          4,650              20,500

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

Operating statistics for the Company's Marketing and Trading Activities for the periods presented are as follows:

                                               For the Year Ended December 31,
                                              ---------------------------------
                                                   1996                   1995
                                                   ----                   ----
Total Volume Sold (Mcf) ..............           1,223,855            2,586,205
Average Price ........................         $      1.69          $      1.50
                                               -----------          -----------
         Total Revenue ...............         $ 2,067,379          $ 3,872,565
Costs ................................          (1,745,446)          (3,404,169)
                                               -----------          -----------
         Gross Margin ................         $   321,933          $   468,396
                                               ===========          ===========

The contract with PSCo expired on June 30, 1996. Historically, the price paid by PSCo under that contract was at a premium above the market and therefore allowed for the marketing and trading activities. Although the Company has been negotiating with PSCo to renew the contract, no formal agreement has been reached as of the date of this report. Consequently, no marketing and trading revenues have been generated subsequent to June 30, 1996. With the increasing competition fostering within all phases of the natural gas industry, it is unlikely that the contract will be renewed at an above market premium, if at all, and the Company is unlikely to resume marketing and trading activities. Since the gross margin represents the net cash flow and income generated from this activity, the loss of this premium contract price has and will have a material and negative impact on the Company's current and future operations.

Gas Plant Processing Revenues
This category accounts for the natural gas processed and the natural gas liquids extracted and sold by the Gas Plant facility.

Operating statistics for the periods presented are as follows:

                                               For the Year Ended December 31,
                                               -------------------------------
                                                     1996            1995
                                                     ----            ----
    Production:
      Natural Gas Processed (Mcf) -
           From Company owned wells .........       363,000         424,600
           Third party gas ..................          --           228,000
                                                -----------     -----------
                  Total gas processed .......       363,000         653,400
      Liquids Produced -
           B-G Mix (gallons) ................       907,600       1,314,900
           Propane (gallons) ................       694,000       1,053,900

  Average Sales Price of Liquids (per gallon)   $      0.45     $      0.34
                                                ===========     ===========

Gross Margin: ...............................        Amount          Amount
                                                -----------     -----------
           Revenue ..........................   $   818,356     $ 1,135,050
           Costs ............................      (464,512)       (942,867)
                                                -----------     -----------
                  Gross Margin ..............   $   353,844     $   192,183
                                                ===========     ===========
                  Gross Margin Percent ......            43%             17%

The decrease in processing volumes and revenue during 1996 as compared to the same periods in 1995, can be substantially attributed to the Company purchased and processed third party gas between February 1995 and September 1995. In October 1995 the Company stopped processing third party gas to correct some operational problems. The operational problems have been corrected and the plant is now running more efficiently and effectively than it has in the past. However, with the increased competition to process natural gas and the historically low gas prices prevalent in the Rocky Mountain Region, the Company has not been able to purchase third party gas at an economical rate. These factors along with the increasing competitive environment in the natural gas market, it is uncertain at this time if the Company will be able to compete with other gas plants and purchasers of natural gas in its market area. Accordingly, it cannot be determined at this time when, or if, the Company will process any additional third party gas.
                                       22

Costs associated with the Gas Plant operations consist of both semi-fixed and variable costs. The semi-fixed costs consist of direct payroll, utilities, operating supplies, general and administrative costs, and other items necessary in the day-to-day operations. The semi-fixed costs average approximately $435,000 annually and are not expected to change significantly regardless of the volume processed by the Gas Plant. The variable costs consist primarily of purchased gas, plant fuel and shrink, lubricants, repair and maintenance, and costs of gas marketing and buying. These costs are generally a direct function of the volume processed by the Gas Plant and are expected to either increase or decrease proportionately with the corresponding plant production. When compared to 1996, the costs in 1995 were higher in amount and as a percentage of revenue as a result of the Company purchasing and processing third party gas between February 1995 and September 1995. Currently, the gas processed by the Gas Plant facility is from wells the Company owned. Accordingly, the costs, as a percentage of revenue, have decreased in 1996.

As stated above, the Company currently processes natural gas exclusively from wells owned or operated by the Company. Given the extremely competitive environment in the DJ Basin where the gas plant facility is located, management is exploring the possibility of increasing the Company's net cash flow by entering into a gas processing agreement with a third party. Under this scenario, the current operations at the gas plant facility would be shut down and the gas currently processed by the plant would be sold to a third party. Although no formal decision has been made, this possibility is being disclosed since such a decision may ultimately impact the carrying value of the gas plant facility under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets." As of December 31, 1996 the net carrying value of the gas plant facility was approximately $3.34 million. It is not certain at this time if a decision of this nature will ultimately be made, and if so, if that decision would ultimate impact the carrying value of the gas plant facility. However, should a determination be made in the future that the carrying value of the gas plant facility will not be realized, a non-cash impairment charge may need to be recognized as prescribed under SFAS No. 121, which could have a material negative impact on the Company's future results of operations and balance sheet.

Oil Field Services and Oil Field Supply
Operating statistics for the Company's oil field service and supply operations for the periods presented are as follows:

                                           Service and Supply Operations
                                           For the Year Ended December 31,
                                           -------------------------------
                                                   1996        1995
                                                   ----        ----
Revenue ..................................   $   618,225   $ 1,302,741
Costs ....................................       553,343    (1,391,588)
                                             -----------   -----------
Net Operating Income (Loss) ..............   $    64,882   $   (88,847)
                                             ===========   ===========

The decrease in revenue from the service and supply operations is directly related to the restructuring initiatives conducted in 1995. A summary of the restructuring for both operations is discussed in the following paragraphs.

Service Operations
Historically, the Company's service business operated out of two locations - Loveland and Sterling Colorado. The services provided included: servicing rigs, vacuum trucks, roustabout services, and hot oiling services. The operations serviced both the Company's needs and those of third parties. The restructuring was focused on reducing the service rig, vacuum truck, and roustabout operations to a point where the Company can service its own oil and natural gas operations efficiently and at the lowest possible cost, while performing only limited services for third parties. Any services of this type to third parties will be limited to those circumstances when the equipment and man power is not needed in the Company's operations. The Company did retain its hot oiler fleet (consisting of three trucks) and intends to continue providing this service to third parties on a full time basis.

Supply Operations
Historically, the Company's supply business has operated out of two locations - Loveland and Sterling, Colorado. The restructuring was focused on consolidating the operations to one location (Loveland, Colorado), eliminating duplicate costs and ultimately reducing the amount of inventory.

Although total revenues from the service and supply operations decreased approximately 53% from 1995 to 1996 as a result of the restructuring, the margins improved since the operations ran more efficiently on the smaller scale.

Well Administration and Other Income
This revenue primarily represents the revenue generated by the Company for operating oil and gas properties. There has been no significant change in the average monthly revenue between 1996 and 1995 and Management does not expect any significant change in the future.

Consulting Arrangement - Related Party
The Company entered into a consulting agreement with Beta in March 1996. Fees and reimbursed expenses incurred by the Company in connection with Beta's contract were $257,199 for the year ended December 31, 1996 with no similar expenditures in 1995.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented by cost center consisted of the following:

                                   For the Year Ended December 31
                                   ------------------------------
                                           1996        1995
                                           ----        ----
Oil and Gas Properties ............   $  589,853   $  741,924
Gas Plant Operations ..............      234,534      245,953
Service and Supply Operations .....      140,132      166,173
Furniture and Fixtures ............       45,126       46,437
Non-Compete Agreements ............       45,994       91,827
                                      ----------   ----------
  Total ...........................   $1,055,639   $1,292,314
                                      ==========   ==========

As discussed above under the caption Oil and Gas, DD&A per BOE for oil and gas properties has remained relatively constant for the periods presented. The decrease in DD&A for the Service and Supply Operations can be attributed to the disposition of the corresponding assets during the restructuring initiatives conducted in 1995. The decrease in the amortization of the Non-compete Agreements can be attributed to one agreement which became fully amortized in 1995. That particular agreement had an original cost basis of $100,000 and was amortized over a 24 month period.

Dry Hole, Plugging and Abandonment
As previously discussed under the caption Capital Expenditures, the Company charged $450,000 to dry hole costs for the estimated costs attributable to drilling the Timpas leg attempted on the horizontal well in Loveland Field, Colorado and another $75,000 for a dry hole on a wildcat prospect in Southern Louisiana that was generated by NEGX. The remaining costs in 1996 as well as all the costs in 1995 relate to plugging and abandonment of a few depleted wells in the Rocky Mountain Region.

Restructuring Charges
The restructuring charges incurred in 1995 were directly related to the initiatives discussed above under the caption Overview and consisted primarily of severance pay, relocation costs and a loss on the abandonment of the administrative office lease in Denver, Colorado. The Company did not incur any such costs in 1996.

Interest Expense
The higher interest expense incurred in 1996 is reflective of the increase in the average long-term debt outstanding and amortization of the corresponding debt issuance costs. Both of these circumstances are directly related to the convertible debentures sold by the Company pursuant to the private placement completed in November 1996 and previously discussed under the caption Liquidity and Capital Resources.

(Loss) Gain on Sale of Assets
The gain on sale of assets in 1995 is primarily related to the sale of oil field service equipment in connection with the Company's restructuring initiatives and the sale of various oil and gas properties. The loss on sale of assets in 1996 is primarily related to the sale of certain oil and gas properties and the abandonment of obsolete or unusable office equipment, furniture and fixtures.

Net Loss Per Common Share
Net loss per common share is computed by dividing the net loss applicable to common stockholders (which includes accrued but unpaid preferred dividends) by the weighted average number of common shares outstanding during the year. All common stock equivalents have been excluded from the computations because their effect would be anti-dilutive.

The Company completed a tender offer to the Company's preferred stockholders in February 1995. In connection therewith, the Company offered the preferred holders 4.5 common shares for each preferred share owned. The 4.5 shares represented an increase from the original terms of the preferred stock which provided for 2.625 common shares for each preferred share. In order to comply with an accounting pronouncement, the Company was required to reduce earnings available to common stockholders to convert their shares. Since the Company issued an additional 1,750,000 common shares in the tender offer compared to the shares that would have been issued under the original terms of the preferred stock, the Company was required to deduct the fair value of these additional shares of $1,523,906 from earnings available to common stockholders. This non-cash charge resulted in the reduction of earnings per share by $.24 for the year ended December 31, 1995.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable to the Registrant.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers
The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The Board of Directors is divided into three approximately equal classes. The directors serve three year terms and until their successors are elected. Each year the stockholders elect one class of directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of the Company are as follows:

                                                                                       Served as
         Name                 Age      Position With the Company                    Director Since
--------------------          ---      -------------------------                   ---------------
Willard H. Pease, Jr. (1)      37      President, Chief Executive Officer                  1983
                                         and Director (Term Expires 1999)

James N. Burkhalter            61      Vice President of Engineering and                   1993
                                         Production and Director
                                         (Term Expires 1997)

Patrick J. Duncan (1)          34      Chief Financial Officer, Treasurer,                 1995
                                         Corporate Secretary and Director
                                         (Term Expires 1997)

Steve A. Antry                 41      Director (Term Expires 1997)                        1996

Richard A. Houlihan (1)        57      Director (Term Expires 1998)                        1996

Homer C. Osborne (2)           68      Director (Term Expires 1998)                        1994

James C. Ruane (2)             63      Director (Term Expires 1998)                        1980

Leroy W. Smith                 68      Director (Term Expires 1997)                        1996

Robert V. Timlin               66      Director (Term Expires 1997)                        1981

Clemons F. Walker (2)          58      Director (Term Expires 1999)                        1996

William F. Warnick (2)         50      Director (Term Expires 1999)                        1988

    (1) Member of the Audit Committee of the Board of Directors.
    (2) Member of the Compensation Committee.

    Willard H. Pease, Jr. has been President and Chief Executive Officer of the Company since 1990. Mr. Pease was Executive Vice President and Chief Operating Officer of the Company from 1983 to 1990. Mr. Pease is responsible for the Company's corporate finance, managing the day-to-day operations of the Company and is principally responsible for the Company's oil and gas exploration and production activities. Mr. Pease has worked in the oil field business for over 17 years. Mr. Pease received a B.A. degree in management with additional educational focuses in geology in 1983.

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

    Patrick J. Duncan has been the Chief Financial Officer of the Company since September, 1994, the Company's Corporate Secretary since April 1995 and the Company's Treasurer since March 1996. Mr. Duncan is responsible for all the financial, accounting and administrative reporting and compliance required by his individual job titles. Mr. Duncan was an Audit Manager with HEIN + ASSOCIATES LLP, Certified Public Accountants, from 1991 until joining the Company as the Company's Controller in April 1994. From 1988 until 1991, Mr. Duncan was an Audit Supervisor with Coopers & Lybrand, Certified Public Accountants. Mr. Duncan received a B.S. degree from the University of Wyoming in 1985.

    Steve A. Antry is founder and president of Beta Capital Group, Inc., a financial consulting firm located in Newport Beach, California. Beta specializes in advising emerging oil and gas exploration companies that have both capital needs and market support requirements. Prior to forming Beta in 1992, Mr. Antry was an executive officer of Benton Oil & Gas Company from 1989 to 1992 and a Marketing Director for Swift Energy's income funds from 1987 to 1989. Mr. Antry is also a registered representative with Signal Securities, Inc., a registered broker/dealer, and has B.B.A. and M.B.A. degrees from Texas Christian University.

    Richard A. Houlihan is a Certified Public Accountant, Senior Member of the American Society of Appraisers and a Certified General Appraiser in Nevada and Utah. He has been a principal of Houlihan Valuation Advisors since 1986, Mr. Houlihan also was founder and president of Solitude Ski Resort, founder and president of Houlihan, Lokey, Howard & Zukin, Inc., one of the largest business valuation firms in the United States, was financial vice president of Carr-Sigoloff Industries Corporation specializing in mergers and acquisitions, and MAS Manager at Price Waterhouse & Company Management Advisory Services. Mr. Houlihan has a B.S. degree from Brigham Young University and a M.V.S. degree from Lindenwood College.

    Homer C. Osborne was an officer and director of Garrett Computing System, Inc., a petroleum engineering and computing firm, from 1967 until 1976, at which time he organized Osborne Oil Company as a wholly-owned subsidiary of Garrett Computing Systems, Inc. Mr. Osborne has operated Osborne Oil Company as a separate entity since 1976.

    James C. Ruane has owned and operated Goodall's Charter Bus Service, Inc., a bus chartering business representing Grey Line in the San Diego area, since 1958. Mr. Ruane has been an oil and gas investor for over 20 years.

    Leroy W. Smith was president and owner of Doctors' Financial Management Co., Inc. from 1956 through 1994 with offices in Burbank and Santa Ana, California, which provided accounting and business management services for professionals. Since retiring in 1994 Mr. Smith has served as trustee and managed three retirement trusts with total market value of approximately $5.5 million. Mr. Smith is also an Enrolled Agent before the Internal Revenue Service.

    Robert V. Timlin has been self-employed as a consulting petroleum engineer since 1989. Mr. Timlin has been involved in the oil and gas industry for over 30 years and has served in a managerial capacity with several companies, including HMT Management Inc., an oil and gas management firm, from 1983 to 1988; T&M Casing Service, Inc., from 1975 to 1983; Dowell Studer, Inc., and Husky Oil Company. Mr. Timlin received an Associates Degree in petroleum engineering in 1957.

    Clemons F. Walker has been an independent financial consultant since August of 1996. Prior to that he was employed as an investment banker and stockbroker. Between 1978 and August 1995 Mr. Walker worked for Wilson Davis in Las Vegas, Nevada when Presidential Brokerage purchased the Wilson Davis office in Las Vegas and he continued to work for the surviving entity until August of 1996. Since 1978 Mr. Walker has focused his efforts in investment banking by supporting small-cap companies through assistance in private placements, public offerings and other capital raising efforts. During his career, Mr. Walker has organized, advised, facilitated, sold and participated in numerous debt and equity transactions (both public and private) in a variety of industries, including the oil and gas industry. Mr. Walker has a bachelor of arts degree in Business Administration from Brigham Young University with a concentration in Finance.

    William F. Warnick has been a practicing attorney in Lubbock, Texas since 1971. Mr. Warnick serves as the Texas Attorney General's appointee to the Texas School Board Land Commission and is a member of the American, Texas, and Lubbock Bar Associations. He is an oil and gas investor and has served in various management positions of private independent oil and gas companies. Mr. Warnick received a B.A. degree in finance and a J.D. degree in 1971.

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

The following disclosure is based solely upon a review of the Forms 3 and 4 and any amendments thereto furnished to the Company during the Company's fiscal year ended December 31, 1996, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons. Based on this review the following persons who were directors, officers and beneficial owners of more than 10% of the Company's outstanding Common Stock during such fiscal year filed late reports on Forms 3 and 4.

James C. Ruane filed one late report on Form 4 reporting one transaction.  LeRoy
W. Smith filed one late report on Form 4 reporting two transactions.

ITEM 10-EXECUTIVE COMPENSATION

Summary Compensation Table
The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the last three fiscal years by the Chief Executive Officer. No executive officer received salary and bonus in excess of $100,000 in 1996. The following information for the Chief Executive Officer includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                                SUMMARY COMPENSATION TABLE

                                         Annual Compensation               Long-Term Compensation Awards
                           ---------------------------------------------   -----------------------------
                                                                              Restricted   Securities
Name and Principal                                          Other Annual      Stock        Underlying
Position                   Year    Salary       Bonus       Compensation      Awards     Options/SARs(#)
--------                   ----    --------     -----       ------------      -------    --------------
Willard H. Pease, Jr ....   1996   $78,530(1)   $5,000(3)   $101,250 (2)       None          110,400
   President and Chief      1995   $75,240(1)   None        None               None          139,600
   Executive Officer        1994   $75,240(1)   None        None               None           None

     (1) Includes $240 contributed by the Company to a qualified 401(k) retirement plan.

     (2) At December 31, 1995 the Company owed $60,000 to Willard H. Pease, Jr., the Company's President and CEO. This loan was unsecured, bore interest at 8% per annum and was originally cue on January 31, 1996. On March 9, 1996 the Board of Directors agreed to change the terms of the note to allow the note to be convertible into the Company's common stock at $1.00 per share, the then current market rate, in exchange for a one-year extension on the note. On December 16, 1996 Mr. Pease elected to convert the note in its entirety, the note was canceled and Mr. Pease was issued 60,000 shares of the Company's restricted common stock. The $101,250 shown as other annual compensation represents the difference between the closing sales price as reported by NASDAQ on December 16, 1996 and the conversion price of $1.00 per share. No additional amounts have been shown as Other Annual Compensation because the aggregate incremental cost to the Company of personal benefits provided to Mr. Pease did not exceed the lesser of $50,000 or 10% of his annual salary in any given year.

     (3) On March 9, 1996 the Board of Directors granted Mr. Pease 5,000 shares of the Company's common stock for prior services. The shares were valued at $5,000 or $1.00 per share which represented the market price of the Company's common stock on the date of grant. The shares are fully vested.

Option Grants in the Last Fiscal Year
Set forth below is information relating to grants of stock options to the Chief Executive Officer pursuant to the Company's Stock Option Plans during the fiscal year ended December 31, 1996.

                          Option/SAR Grants in Last Fiscal Year

                                                           Individual Grants
-------------------------------------------------------------------------------------------------------
                                       Number of
                                       Securities       % of Total
                                       Underlying       Options/SARs
                                       Options/         Granted to          Exercise or
                                       SARs             Employees in        Base Price      Expiration
 Name                                  Granted (#)      Fiscal Year           ($/Sh)           Date
 ----                                  ----------       ------------        -----------     ----------
Willard H. Pease, Jr................. 110,400 (1)          33.9%             $1.00(3)        03/08/01
      President and Chief              60,000 (2)          18.4%             $1.00(3)        01/31/97
      Executive Officer

(1) Consists of 8,900 shares underlying options issued under one of the Company's qualified stock option plans and 101,500 shares underlying warrants to purchase common stock. All these Options and Warrants became exercisable on September 8, 1996.
(2) At December 31, 1995 the Company owed $60,000 to Willard H. Pease, Jr., the Company's President and CEO. This loan was unsecured, bore interest at 8% per annum and was originally cue on January 31, 1996. On March 9, 1996 the Board of Directors agreed to change the terms of the note to allow the note to be convertible into the Company's common stock at $1.00 per share, the then current market price, in exchange for a one-year extension on the note.
(3) The exercise price listed above was 100% of the market price of the Common Stock on the date the options, warrants or convertible notes were granted or approved by the Company's Board of Directors.

Aggregated Option Exercises in the Last Fiscal Year and the Fiscal Year-End Option Values

Set forth below is information with respect to the unexercised options to purchase the Company's Common Stock held by Willard H. Pease, Jr. at December 31, 1996. No options were exercised during fiscal 1996.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values
                                                                      Number of
                                                                      Securities           Value of
                                                                      Underlying           Unexercised
                                                                      Unexercised          In-the-Money
                                                                      Options/SARs         Options/SARs
                                                                      at FY-End (#)        at FY-End ($)
                           Shares Acquired     Value Realized         Exercisable/         Exercisable/
 Name                      on Exercise (#)          ($)               Unexercisable        Unexercisable
--------                   --------------      --------------         -------------        -------------
Willard H. Pease, Jr.          60,000 (1)        $101,250 (1)          250,000/-0-        $544,557/-0- (2)
    President and Chief
    Executive Officer

     (1) On December 16, 1996, Mr. Pease converted a $60,000 promissory note into 60,000 shares of the Company's common stock pursuant to the terms of the underlying promissory note. The $101,250 shown as other annual compensation represents the difference between the closing sales price as reported by NASDAQ on December 16, 1996 and the conversion price of $1.00 per share.

     (2) The value of the unexercised In-the-Money Options 1996 was determined by multiplying the number of unexercised options by the closing sales of the Company's common stock on December 31,1996 as reported by NASDAQ and from that total, subtracting the total exercise price.

Employment Contract
The Company has entered into an employment agreement with a Director, Willard Pease, Jr., who is also the Company's President and Chief Executive Officer. The employment agreement was entered into in 1993 and may be terminated by the Company without cause on 30 days notice provided the Company continues to pay the salary of Mr. Pease for 36 months. The salary must be paid in a lump sum if the termination occurs after a change in control of the Company as defined in the employment agreement. Mr. Pease may terminate the employment agreement on 90 days written notice. The base salary of Mr. Pease under the employment agreement was increased to a base salary of $95,000 per year effective October 1, 1996.

Compensation of Directors
Directors who are employees do not receive additional compensation for service as directors. Other directors each receive a $1,000 annual retainer fee, $750 per meeting attended and $100 per meeting conducted via telephone conference. Directors may elect to receive the compensation either in cash or stock. All the compensation paid to the outside directors in 1995 and 1996 was in the form of stock.

ITEM 11-  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of February 21, 1997, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:


  Name and Address of
   Beneficial Owner or                     Amount and Nature of
Name of Officer or Director               Beneficial Ownership(1)   Percent of Class
---------------------------               ----------------------    ----------------
Steve Allen Antry
   901 Dove Street, Suite 230
   Newport Beach, CA 92660 ..............   671,832 Shares (2)         7.4%
James N. Burkhalter
   P.O. Box 60219
   Grand Junction, CO 81506 .............   165,710 Shares (3)         2.0%
Patrick J. Duncan
   P.O. Box 60219
   Grand Junction, CO 81506 .............   170,625 Shares (4)         2.0%
Richard A. Houlihan
   650 Town Center Drive, Suite 550
   Costa Mesa, CA 92625 .................   288,983 Shares (5)         3.4%
Homer C. Osborne
   1200 Preston Road #900
   Dallas, TX 75230 .....................   49,407 Shares (6)          0.6%
Willard H. Pease, Jr ....................
   P.O. Box 60219
   Grand Junction, CO 81506 .............   786,139 Shares (7)         9.2%
James C. Ruane
   5010 Market St.
   San Diego, CA 92102 ..................   281,838 Shares (8)         3.3%
Leroy W. Smith
   P.O. Box 10040
   Santa Ana, CA 92711-0040 .............   181,280 Shares (9)         1.8%
Robert V. Timlin
   1989 South Balsam
   Lakewood, CO 80277 ...................   63,490 Shares (10)         0.8%
Clemons F. Walker
   748 Rising Star Drive
   Henderson, NV 89104 ..................   362,763 Shares (11)        4.2%
William F. Warnick
   2022 Broadway
   Lubbock, TX 79401 ....................   84,193 Shares (12)         1.0%

  All Officers and Directors as a
  group (eleven persons) ................   3,106,260 Shares (13)     29.8%

(1) Beneficial owners listed have sole voting and investment power with respect to the shares unless otherwise indicated. On December 18, 1996, Mr. Pease converted a $60,000 promissory note into 60,000 shares of the Company's common stock pursuant to the terms of the underlying promissory note. The $101,250 shown as other annual compensation represents the difference between the closing sales price as reported by NASDAQ on December 16, 1996 and the conversion price of $1.00 per share.

(2) Includes 2,680 shares that are owned directly by Mr. Antry, 7,500 shares underlying options that become exercisable on July 27, 1997, 61,137 shares underlying presently exercisable warrants, 515 shares underlying convertible preferred stock and 600,000 shares underlying presently exercisable warrants that are held by Mr. Antry's wife.

(3) Includes 15,710 shares owned directly by Mr. Burkhalter, 115,000 shares underlying presently exercisable options, and 35,000 shares underlying options that become exercisable on July 27, 1997.

(4) Includes 20,625 shares owned directly by Mr. Duncan, 105,000 shares underlying presently exercisable options, and 45,000 shares underlying options that become exercisable on July 27, 1997.

(5) Includes 151,150 shares owned directly by Mr. Houlihan, 7,500 shares underlying options that become exercisable on July 27, 1997, 97,500 shares underlying presently exercisable options, 8,333 shares underlying a convertible debenture, and 24,500 shares owned by a trust that Mr. Houlihan has sole voting and investment power.

(6) Includes 6,607 shares owned directly by Mr. Osborne, 35,300 shares underlying presently exercisable options, and 7,500 shares underlying options that become exercisable on July 27, 1997.

(7) Includes 121,173 shares that are owned directly by Mr. Pease, 364,966 shares are owned by entities affiliated with Mr. Pease over which shares Mr. Pease has sole voting and investment power, 148,500 shares underlying presently exercisable options, 50,000 shares underlying options that become exercisable on July 24, 1997, and 101,500 shares underlying presently exercisable warrants.

(8) Includes 107,528 shares owned directly by Mr. Ruane, 4,560 shares held by Mr. Ruane as trustee for two trusts, over which shares Mr. Ruane may be deemed to have shared voting and investment power, 12,500 shares underlying presently exercisable warrants, 70,000 shares underlying presently exercisable options, and 7,500 shares underlying options that become exercisable on July 27, 1997.

(9) Includes 1,280 shares owned directly by Mr. Smith, 10,000 shares owned by a trust that Mr. Smith acts as the Trustee and is therefore deemed to have beneficial ownership, 5,000 shares owned by his wife, 10,000 shares underlying presently exercisable options, 7,500 shares underlying options that become exercisable on July 27, 1997, 100,000 shares underlying presently exercisable warrants that are owned by two separate trusts that Mr. Smith acts as the Trustee and is therefore deemed to have beneficial ownership, 12,500 shares underlying convertible preferred stock owned directly by Mr. Smith; 12,500 shares underlying convertible preferred stock held by his wife, and 22,500 shares underlying convertible preferred stock that are owned by two separate trusts that Mr. Smith acts as the Trustee and is therefore deemed to have beneficial ownership.

(10) Includes  5,990  shares  owned  directly  by  Mr.  Timlin,   26,693  shares
     underlying presently exercisable options, and 7,500 shares underlying options that become exercisable on July 27, 1997.

(11) Includes 142,062 shares owned directly by Mr. Walker, 212,686 shares underlying presently exercisable warrants, 7,500 shares underlying options that become exercisable on July 27, 1997, and 515 shares underlying convertible preferred stock.

(12) Includes 26,693 shares owned directly by Mr. Warnick, 50,000 shares underlying presently exercisable options, and 7,500 shares underlying options that become exercisable on July 27, 1997.

(13) Includes 583.800 shares underlying presently exercisable options, 190,000 shares underlying options that become exercisable on July 27, 1997, 1,185,073 shares underlying presently exercisable warrants, 48,530 shares underlying convertible preferred stock, and 8,333 shares underlying a convertible note.

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

In August 1996, Richard A. Houlihan, a director of the Company purchased a $25,000 10% collateralized debenture that included warrants to purchase 25,000 shares of Common Stock at $1.25 per share on the same terms as other nonaffiliated purchasers.

At December 31, 1996 the Company owed certain affiliates of Willard H. Pease, Jr. $116,719 principal, plus $31,398 in accrued interest, for oil and gas revenue attributable to interests in wells operated by the Company that are owned by the individuals and related entities. Of the principal amount, $2,877 was incurred in 1994, $4,603 was incurred in 1993, $20,992 was incurred in 1992, $85,518 was incurred in 1991 and $2,729 was incurred in 1990.

At December 31, 1995 the Company owed $60,000 to Willard H. Pease, Jr., the Company's President and CEO. This loan was unsecured, bears interest at 8% per annum and was originally due in January 1996. In March 1996 the Board of Directors agreed to change the terms of the note to allow the note to be convertible into the Company's common stock at $1.00 per share, the then current market price, in exchange for a one-year extension of the note. In December 1996 Mr. Pease elected to convert the note in its entirety, the note was canceled and Mr. Pease was issued 60,000 shares of the Company's restricted common stock.

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

In March 1996 the Company entered into a three-year consulting agreement with Beta Capital Group, Inc. ("Beta"). Beta's president, Steve Antry, has been a director of the Company since August 1996. The consulting agreement with Beta provides for minimum monthly cash payments of $17,500 plus reimbursement for out-of-pocket expenses. The Company also agreed to pay Beta additional fees, as defined in the agreement, that are based on a percentage of the gross proceeds generated from any public financing, private financing or from any warrants that are exercised during the term of the agreement. During 1996 the Company paid Beta, or its agents, a total of $424,706 under the terms of the agreement. The total amount paid consisted of: a.) $162,500 for monthly consulting fees; b.) $94,700 for the reimbursement of out-of-pocket expenses; c.) $163,000 for fees related to funds generated from private placements; and d.) $4,506 for fees related to funds generated from the exercise of warrants. In addition to the cash compensation, the Company granted Beta warrants to purchase 1.0 million shares of the Company's common stock for $.75 per share. As allowed under the terms of the agreement, Beta assigned 400,000 of those warrants to other parties, including 100,000 to a Mr. Richard Houlihan, a director of the Company. All these warrants expire in April 2001.

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

                                     PART IV


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.           Description and Method of Filing
----------            --------------------------------
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

(10.20) Agreement  dated  August  15,  1994,  between  Hewlett-Packard  Company,
        Loveland Gas Processing Co., Ltd., Pease Oil and Gas Company and Pease Operating Company. (2)
(10.21) Purchase and Sale Agreement dated April 24, 1995 among Pease Oil and Gas
        Company,  Thermo  Cogeneration Partnership, L.P and Seahawk Energy, Inc.
        (3)
(10.22) Agreement  between   Beta  Capital  Group,  Inc.,  and Pease Oil and Gas
        Company dated March 9, 1996. (4)
(10.24) Form of Warrant issued to Beta Capital Group, Inc.
(10.25) 1996 Stock Option Plan.
(10.26) Mortgage,  Assignment  of Proceeds,  Security  Agreement  and  Financing
        Statement   from   Pease   Oil  and  Gas  Company  to  Holders  of  1996
        Collateralized Subordinated Convertible Debentures dated as of November 15, 1996.
(10.27) Purchase  and Sale  Agreement  dated  December  31, 1996 by and between
        Atocha Exploration, Inc., Browning Oil Company, Inc., Potosky Oil and Gas, Inc. and Pease Oil and Gas Company. (5)
(10.28) Letter  Agreement dated February 4, 1997 by and between  National Energy
        Group, Inc. and Pease Oil and Gas Company. (6)
(10.29) Purchase  and Sale  Agreement  dated  February  26, 1997 by and between
        Transworld Exploration & Production, Inc. (7)
(21)    List of Subsidiaries. (3)
(23)    Consents of Experts
(23.1) Consent of McCartney Engineering, LLC Consulting Petroleum Engineers (23.2) Consent of Hein + Associates LLP, Certified Public Accountants
(27)    Financial Data Schedule.

Footnotes:

     (1) Incorporated by reference to Registration Statement No. 33-64448 on Form SB-2.
     (2) Incorporated by reference to the Registrant's 1994 Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
     (3) Incorporated by reference to Registration Statement No. 33-94536 on Form SB-2.
     (4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
     (5)  Incorporated by reference to Form 8-K filed January 10, 1997.
     (6)  Incorporated by reference to Form 8-K filed February 19, 1997.
     (7)  Incorporated by reference to Form 8-K filed March 17, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEASE OIL AND GAS COMPANY

Date:  March 27, 1997                  By:/s/ Willard H. Pease, Jr.
                                       ----------------------------
                                       Willard H. Pease, Jr.
                                       President and Chief Executive Officer

Date:  March 27, 1997                  By: /s/ Patrick J. Duncan
                                       -------------------------
                                       Patrick J. Duncan
                                       Chief Financial Officer, Treasurer,
                                       and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 27, 1997                  By:/s/ Willard H. Pease, Jr.
                                       ----------------------------
                                       Willard H. Pease, Jr., President
                                       and Chairman of the Board

Date:  March 27, 1997                  By: /s/ Patrick J. Duncan
                                       -------------------------
                                       Patrick J. Duncan
                                       Chief Financial Officer,
                                       Treasurer, and Director

Date:  March 27, 1997                  By:/s/ James N. Burkhalter
                                       --------------------------
                                       James N. Burkhalter, Vice-President
                                       Engineering and Production, and Director

Date: March 27, 1997                   By:/s/ Steve A. Antry
                                       ---------------------------
                                       Steve A. Antry, Director

Date: March 27, 1997                   By:/s/ Richard A. Houlihan
                                       ----------------------------
                                       Richard A. Houlihan, Director

Date:  March 27, 1997                  By:/s/ Homer C. Osborne
                                       ----------------------------
                                       Homer C. Osborne, Director

Date:  March 27, 1997                  By:/s/ James C. Ruane
                                       ----------------------------
                                       James C. Ruane, Director

Date: March 27, 1997                   By:/s/ Leroy W. Smith
                                       -----------------------------
                                       Leroy W. Smith, Director

Date:  March 27, 1997                  By:/s/ Robert V. Timlin
                                       ------------------------------
                                       Robert V. Timlin, Director

Date: March 27, 1997                   By:/s/ Clemons F. Walker
                                       ------------------------------
                                       Clemons F. Walker, Director

Date:  March 27, 1997                  By:/s/ William F. Warnick
                                       ------------------------------
                                       William F. Warnick, Director

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page


Independent Auditor's Report.................................................F-2

Consolidated Balance Sheets - December 31, 1996 and 1995 ....................F-3

Consolidated Statements of Operations - For the Years Ended December 31, 1996
     and 1995................................................................F-5

Consolidated Statements of Stockholders' Equity - For the Years Ended
     December 31, 1996 and 1995..............................................F-6

Consolidated Statements of Cash Flows - For the Years Ended December 31,
     1996 and 1995...........................................................F-7

Notes to Consolidated Financial Statements...................................F-8

                          INDEPENDENT AUDITOR'S REPORT






Board of Directors
Pease Oil and Gas Company
Grand Junction, Colorado



We have audited the accompanying consolidated balance sheets of Pease Oil and Gas Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pease Oil and Gas Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP


Denver, Colorado
February 21, 1997

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                  DECEMBER 31,
                                                                         ---------------------------
                                                                             1996             1995
                                                                             ----             ----
                                     ASSETS
CURRENT ASSETS:
     Cash and equivalents ...........................................   $  1,995,860    $    677,275
     Trade receivables, net of allowance for bad debts of $25,000 and
          $51,000, respectively .....................................        599,648         963,315
     Inventory ......................................................        408,787         532,289
     Prepaid expenses and other .....................................         56,327          77,844
     Common stock subscription receivable, 91,667 shares ............           --            68,750
                                                                        ------------    ------------
               Total current assets .................................      3,060,622       2,319,473
                                                                        ------------    ------------

OIL AND GAS PROPERTIES, at cost (successful efforts method):
     Undeveloped properties .........................................        351,727         377,606
     Wells in progress ..............................................        181,312            --
     Developed properties ...........................................      9,505,408       9,149,516
                                                                        ------------    ------------
               Total oil and gas properties .........................     10,038,447       9,527,122
     Less accumulated depreciation and depletion ....................     (3,946,974)     (3,608,917)
                                                                        ------------    ------------

               Net oil and gas properties ...........................      6,091,473       5,918,205
                                                                        ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
     Gas plant ......................................................      4,099,285       4,095,227
     Service equipment and vehicles .................................        879,313         855,025
     Buildings and office equipment .................................        459,228         529,703
                                                                        ------------    ------------
               Total property, plant and equipment ..................      5,437,826       5,479,955
     Less accumulated depreciation ..................................     (1,376,154)     (1,034,731)
                                                                        ------------    ------------
               Net property, plant and equipment ....................      4,061,672       4,445,224
                                                                        ------------    ------------
OTHER ASSETS:
     Debt issuance costs, net of accumulated amortization of $170,134
          and $29,167, respectively .................................      1,105,874          20,833
     Non-compete agreements, net of accumulated amortization
          of $253,322 ...............................................        306,678         352,674
     Other ..........................................................        274,830         383,317
                                                                        ------------    ------------
               Total other assets ...................................      1,687,382         756,824
                                                                        ------------    ------------
TOTAL ASSETS ........................................................   $ 14,901,149    $ 13,439,726
                                                                        ============    ============

     The accompanying notes are an integral part of these consolidated financial statements.


                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                                             DECEMBER 31,
                                                                    ----------------------------
                                                                         1996             1995
                                                                         ----             ----
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt:
          Related parties .......................................   $    285,895    $       --
          Other .................................................         45,944       1,100,474
     Accounts payable, trade ....................................        267,540       1,172,567
     Accrued production taxes ...................................        288,122         303,287
     Other accrued expenses .....................................        265,427         243,325
                                                                    ------------    ------------
               Total current liabilities ........................      1,152,928       2,819,653
                                                                    ------------    ------------
LONG-TERM LIABILITIES:
     Long-term debt, less current maturities:
          Convertible debentures ................................      5,000,000            --
          Other .................................................         19,945       1,223,159
     Accrued production taxes ...................................        256,088         379,652
                                                                    ------------    ------------
               Total long-term liabilities ......................      5,276,033       1,602,811
                                                                    ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 3, 5, 6, and 11)

STOCKHOLDERS' EQUITY:
     Preferred Stock, par value $.01 per share, 2,000,000 shares authorized, 179,938 and 202,688 shares of Series A
          Cumulative Convertible Preferred Stock issued and
          outstanding (liquidation preference of $2,204,000 and
          $2,280,000, respectively) .............................          1,799           2,027
     Common Stock, par value $.10 per share, 25,000,000 shares
          authorized, issued and outstanding 7,526,817 shares and
          7,180,804 shares, respectively ........................        752,682         718,081
     Additional paid-in capital .................................     17,392,329      16,560,194
     Accumulated deficit ........................................     (9,674,622)     (8,263,040)
                                                                    ------------    ------------
               Total stockholders' equity .......................      8,472,188       9,017,262
                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $ 14,901,149    $ 13,439,726
                                                                    ============    ============

     The accompanying notes are an integral part of these consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                       --------------------------
                                                           1996           1995
                                                           ----           ----
REVENUE:
      Oil and gas sales .............................  $ 2,546,676    $ 2,623,782
      Natural gas marketing and trading .............    2,067,379      3,872,565
      Gas plant processing ..........................      818,356      1,135,050
      Oil field services and supply .................      618,225      1,302,741
      Well administration and other income ..........      115,028         97,678
                                                       -----------    -----------
             Total revenue ..........................    6,165,664      9,031,816
                                                       -----------    -----------
OPERATING COSTS AND EXPENSES:
      Oil and gas production ........................    1,426,549      1,617,318
      Natural gas marketing and trading .............    1,745,446      3,404,169
      Gas plant processing ..........................      464,512        942,867
      Oil field services and supply .................      553,343      1,391,588
      General and administrative ....................    1,092,342      1,059,306
      Consulting arrangement - related party ........      257,199           --
      Depreciation, depletion and amortization ......    1,055,639      1,292,314
      Dry holes, plugging, and abandonments .........      555,685         18,786
      Restructuring costs ...........................         --          226,986
                                                       -----------    -----------
             Total operating costs and expenses .....    7,150,715      9,953,334
                                                       -----------    -----------
LOSS FROM OPERATIONS ................................     (985,051)      (921,518)
                                                       -----------    -----------
OTHER INCOME (EXPENSES):
      Interest income ...............................       41,148          8,444
      Interest expense:
             Amortization of debt issuance costs ....     (190,967)       (17,554)
             Other ..................................     (311,461)      (288,881)
      Gain (loss) on sale of assets .................       (6,660)        75,073
                                                       -----------    -----------
             Net ....................................     (467,940)      (222,918)
                                                       -----------    -----------
LOSS BEFORE INCOME TAXES ............................   (1,452,991)    (1,144,436)
      Income tax benefit ............................       41,409        379,000
                                                       -----------    -----------
NET LOSS ............................................   (1,411,582)      (765,436)
      Preferred stock dividends:
             Converted ..............................      (22,750)      (117,000)
             In arrears .............................     (179,938)      (202,688)
                                                       -----------    -----------
                   Total preferred stock dividends...     (202,688)      (319,688)
                                                       -----------    -----------
                   Loss before non-cash inducement...   (1,614,270)    (1,085,124)

      Non-cash inducement in tender offer (Note 1)...         --       (1,523,906)
                                                       -----------    -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ..........  $(1,614,270)   $(2,609,030)
                                                       ===========    ===========
NET LOSS PER COMMON SHARE:
      Before non-cash inducement ....................  $      (.22)   $      (.18)
      Non-cash inducement (Note 1) ..................         --             (.24)
                                                       -----------    -----------
                                                       $      (.22)   $      (.42)
                                                       ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING.................................    7,278,000      6,190,000
                                                        ===========    ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                             Preferred Stock                  Common Stock        Additional
                                                       -------------------------        ------------------------    Paid-in
                                                       Shares            Amount         Shares           Amount     Capital
                                                       ------            ------         ------           ------   ----------
BALANCES January 1, 1995 .......................      1,157,780    $     11,578       2,286,028    $    228,603    $ 16,744,348

     Conversion of preferred stock to
       common stock:
          In tender offer ......................       (933,492)         (9,335)      4,200,716         420,072        (410,737)
          Other ................................        (21,600)           (216)         56,739           5,673          (5,457)
     Acquisition of oil and gas properties for
          common stock .........................           --              --            65,000           6,500          53,422
     Sale of common stock in private placement .           --              --           500,000          50,000         325,000
     Offering costs ............................           --              --              --              --           (77,953)
     Issuance of common stock to directors and
          employees for services and other .....           --              --            21,036           2,104          11,327
     Settlement of trade payable for common
          stock ................................           --              --            63,206           6,321         (30,948)
     Cancellation of trestury shares ...........           --              --           (11,921)         (1,192)        (48,808)
     Net loss ..................................           --              --              --              --              --
                                                   ------------    ------------    ------------    ------------    ------------
BALANCES December 31, 1995 .....................        202,688           2,027       7,180,804         718,081      16,560,194

     Issuance of common stock to officers,
          directors, and employees for
          compensation .........................           --              --            51,490           5,149          57,162
     Fair value of warrants granted for debt
          issuance costs .......................           --              --              --              --           600,000
     Conversion of debentures into common
          stock ................................           --              --            82,353           8,235          61,765
     Issuance of common stock for engineering
          services .............................           --              --            15,000           1,500          21,477
     Exercise of options and warrants to
          purchase common stock ................           --              --            67,500           6,750          57,625
     Conversion of note payable to director into
          common stock .........................           --              --            60,000           6,000          54,000
     Conversion of preferred stock to common
          stock ................................        (22,750)           (228)         69,670           6,967          (6,739)
     Offering costs ............................           --              --              --              --           (13,155)
     Net loss ..................................           --              --              --              --              --
                                                   ------------    ------------    ------------    ------------    ------------
BALANCES, December 31, 1996 ....................        179,938    $      1,799       7,526,817    $    752,682    $ 17,392,329
                                                   ============    ============    ============    ============    ============


                                                                            Tresury Stock              Total
                                                    Accumulated      ---------------------------    Stockholders'
                                                      Deficit            Shares         Amount         Equity
                                                    -----------          ------         ------      -------------
BALANCES January 1, 1995 .......................   $ (7,497,604)         28,715    $   (132,588)   $  9,354,337

     Conversion of preferred stock to
       common stock:
          In tender offer ......................           --              --              --              --
          Other ................................           --              --              --              --
     Acquisition of oil and gas properties for
          common stock .........................           --              --              --            59,922
     Sale of common stock in private placement .           --              --              --           375,000
     Offering costs ............................           --              --              --           (77,935)
     Issuance of common stock to directors and
          employees for services and other .....           --              --              --            13,431
     Settlement of trade payable for common
          stock ................................           --           (16,794)         82,588          57,961
     Cancellation of trestury shares ...........           --           (11,921)         50,000            --
     Net loss ..................................       (765,436)           --              --          (765,436)
                                                     ----------      -----------       ----------    ----------
BALANCES December 31, 1995 .....................     (8,263,040)           --              --         9,017,262

     Issuance of common stock to officers,
          directors, and employees for
          compensation .........................           --              --              --            62,311
     Fair value of warrants granted for debt
          issuance costs .......................           --              --              --           600,000
     Conversion of debentures into common
          stock ................................           --              --              --            70,000
     Issuance of common stock for engineering
          services .............................           --              --              --            22,977
     Exercise of options and warrants to
          purchase common stock ................           --              --              --            64,375
     Conversion of note payable to director into
          common stock .........................           --              --              --            60,000
     Conversion of preferred stock to common
          stock ................................           --              --              --              --
     Offering costs ............................           --              --              --           (13,155)
     Net loss ..................................     (1,411,582)           --              --        (1,411,582)
                                                     ----------      -----------       ----------    ----------
BALANCES, December 31, 1996 ....................   $ (9,674,622)           --          $   --       $ 8,472,188
                                                     ==========      ===========       ==========    ==========


     The accompanying notes are an integral part of these consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEARS ENDED
                                                                                DECEMBER 31,
                                                                      ------------------------------
                                                                         1996                1995
                                                                         ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ....................................................       $(1,411,582)       $  (765,436)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
  Provision for depreciation and depletion ....................         1,009,645          1,200,487
  Amortization of intangible assets ...........................           236,963            109,381
  Deferred income taxes .......................................              --             (400,000)
  Loss (gain) on sale of property and equipment ...............             6,660            (75,073)
  Provision for bad debts .....................................            21,497             35,176
  Dry holes and abandonments ..................................           525,000               --
  Issuance of common stock for services .......................            85,288             71,392
  Other .......................................................           (54,942)           (41,770)
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     Trade receivables ........................................           342,170            625,286
     Inventory ................................................           124,502            296,824
     Prepaid expenses and other ...............................           (14,316)            14,001
  Increase (decrease) in:
     Accounts payable .........................................          (905,027)          (529,581)
     Accrued expenses .........................................          (109,473)          (160,512)
                                                                      -----------        -----------
  Net cash provided by (used in) operating activities .........          (143,615)           380,175
                                                                      -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property, plant and equipment ......        (1,403,413)          (387,403)
  Proceeds from redemption of certificate of deposit ..........            53,500             43,000
  Proceeds from sale of property and equipment ................           163,821            823,631
                                                                      -----------        -----------
     Net cash provided by (used in) investing activities ......        (1,186,092)           479,228
                                                                      -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible debentures ............         5,000,000               --
  Repayment of long-term debt .................................        (1,795,670)          (943,341)
  Proceeds from sale of common stock ..........................           133,125            281,250
  Offering costs ..............................................           (13,155)           (52,953)
  Debt issuance costs .........................................          (676,008)              --
                                                                      -----------        -----------
     Net cash provided by (used in) financing activities ......         2,648,292           (715,044)
                                                                      -----------        -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS ...................         1,318,585            144,359

CASH AND EQUIVALENTS, beginning of year .......................           677,275            532,916
                                                                      -----------        -----------
CASH AND EQUIVALENTS, end of year .............................       $ 1,995,860        $   677,275
                                                                      ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest ......................................       $   192,502        $   273,735
                                                                      ===========        ===========
  Cash received (paid) for income taxes .......................       $    41,409        $   (21,000)
                                                                      ===========        ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
  Fair value of warrants granted for debt issuance costs ......       $   600,000        $      --
  Conversion of long-term debt to common stock ................           130,000               --
  Long-term debt incurred for purchase of vehicles ............              --               24,992
  Acquisition of oil and gas properties for common stock ......              --               59,922
  Common stock subscription receivable ........................              --               68,750

     The accompanying notes are an integral part of these consolidated financial statements.
                                       F-7

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Nature of Operations - Pease Oil and Gas Company (the "Company") explores for, develops, produces and sells oil and natural gas; transports, processes, sells, markets and trades natural gas and natural gas liquids at a gas processing plant; performs oil and gas well completion and operational services; and sells new, used and reconditioned oil and gas production equipment and oil field supplies. The Company conducts its business through the following wholly-owned subsidiaries: Loveland Gas Processing Company, Ltd. ("LGPCo"); Pease Oil Field Services, Inc.; Pease Oil Field Supply, Inc.; and Pease Operating Company, Inc.

     Principles of Consolidation - The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

     Cash and Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Oil and Gas Producing Activities - The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management estimates that the salvage value of lease and well equipment will approximately offset the future liability for plugging and abandonment of the related wells. Accordingly, no accrual for such costs has been recorded.

     Depletion and depreciation of capitalized costs for producing oil and gas properties is provided using the units-of-production method based upon proved reserves. Depletion and depreciation expense for the Company's oil and gas properties amounted to $589,853 and $741,924 for the years ended December 31, 1996 and 1995, respectively.

     Impairment of Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of oil and gas properties is performed, the Company compares the net carrying value of proved oil and gas properties on a lease-by-lease basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. The allowance for impairment is included in accumulated depreciation and depletion in the accompanying balance sheets.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Property, Plant and Equipment - Property, plant, and equipment is stated at cost. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

                                                           YEARS
                                                           -----
         Gas plant                                           17
         Service equipment and vehicles                     4-7
         Buildings and office equipment                    7-15

     Depreciation expense related to property, plant and equipment amounted to $419,792 and $458,563 for the years ended December 31, 1996 and 1995, respectively.

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

     Non-compete Agreements - The costs of non-compete agreements were incurred in connection with the 1993 acquisition of substantially all of the Company's assets. These costs are being amortized over the terms of the two to ten-year agreements on a straight-line basis. Amortization expense related to the non-compete agreements was $45,994 and $91,827 for the years ended December 31, 1996 and 1995, respectively.

     Debt Issuance Costs - Debt issuance costs relate to the $5 million private placement of convertible debentures discussed in Note 3. These costs are being amortized using the straight-line method (which approximates the interest method) over the 5-year term of the debentures.

     Inventory - Inventory consists primarily of oil and gas production equipment and oil field supplies. These items are generally held for resale. At December 31, 1996 and 1995, inventory also includes approximately $72,000 and $100,000, respectively, of crude oil, fuel, and propane. Inventory is carried at the lower of cost or market, cost being determined generally under the first-in, first-out (FIFO) method of accounting, or where possible, by specific identification. At December 31, 1996 and 1995, the Company has classified $200,000 of used oil field equipment inventory as long-term (included in other assets) because, based on current inventory usage, it is not expected to be sold within the next year.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company's financial statements are based on a number of significant estimates including the allowance for doubtful accounts, accrued production taxes, realizability of intangible assets, assumptions affecting the fair value of stock options and warrants, selection of the useful lives for property, plant and equipment, and oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion, and impairment of oil and gas properties. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories. At December 31, 1996, approximately 35% of the Company's oil and gas reserves are attributable to non-producing properties. Accordingly, the Company's estimates are expected to change as future information becomes available.

     The Company is required under certain circumstances to evaluate the possible impairment of the carrying value of its long-lived assets. For proved oil and gas properties, this involves a comparison to the estimated future undiscounted cash flows, which is the primary basis for determining the related fair values for such properties. In addition to the uncertainties inherent in the reserve estimation process, these amounts are affected by historical and projected prices for oil and natural gas which have typically been volatile. It is reasonably possible that the Company's oil and gas reserve estimates will materially change in the forthcoming year.

     At December 31, 1996, the Company's gas plant had a net carrying value of approximately $3,340,000. The determination of impairment of the gas plant may change in the future based on the Company's ability to continue to develop its properties whereby sufficient quantities of natural gas and liquids are available to operate the plant profitably.

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

     In connection with the 1995 conversion of preferred stock to common stock discussed in Note 6, the Company experienced a significant change in its capital structure. The pro forma effect of these changes, as if the conversions occurred on January 1, 1995, would have resulted in a reduction in the 1995 loss applicable to common stockholders before non-cash inducement from $.18 per share to $.14 per share. The pro forma loss per

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     share calculations give effect to 4,257,455 common shares which were issued in the conversion and the elimination of dividends related to the converted preferred shares of approximately $117,000 for 1995. However, the pro forma information does not give effect to the inducement discussed in the following paragraph.

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

     Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in FAS 123.

     Reclassifications  - Certain  reclassifications  have been made to the 1995
     financial   statements  to  conform  to  the   presentation  in  1996.  The
     reclassifications had no effect on the 1995 net loss.


2.   RESTRUCTURING:

     During 1995, in light of declining natural gas prices, declining rig counts, lackluster margins and the competitive environment inherent in the

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     oil and gas industry, the Company undertook steps to reduce operating costs, increase efficiencies, reduce operating risks and generate additional working capital. During the second quarter of 1995, the Company announced a restructuring program that included substantially downsizing its service and supply businesses and closing its administrative office in Denver, Colorado. As a result of this restructuring, 35 of the Company's 70 employees were terminated, and service equipment, land and buildings were sold.

     As of December 31, 1995, the Company recognized $226,986 of costs incurred in connection with both the tender offer discussed in Note 6, and the restructuring discussed above. The costs recognized in the restructuring consist primarily of severance pay, a loss on the abandonment of the office lease, and a $90,000 loss from the liquidation of inventory at an auction.

     For the year ended  December  31,  1995,  the  operating  revenues  and net
     operating  loss  of  the  service  and  supply  businesses,   exclusive  of
     restructuring charges and gains on sales of assets, were as follows:

          Revenues                             $1,302,741
          Operating costs                      (1,391,588)
          Depreciation                           (157,380)
                                               ----------
              Net operating loss                $(246,227)
                                               ==========

     Substantially, all of the 1995 net operating loss from these operations was incurred prior to completion of the restructuring discussed above.


3.   DEBT FINANCING ARRANGEMENTS:

     Long-Term Debt - Long-term debt at December 31, 1996 and 1995, consists of the following:

                                                                                  1996           1995
                                                                                 -----           ----
     Unaffiliated Parties:

     Collateralized convertible 10% debentures due April 2001  .............   $5,000,000    $     --

     Other installment notes.  Interest at 6.9% to 9.75%, monthly principal and interest payments of approximately $3,440 through 1998. All of
     the notes are  collateralized by vehicles .............................       52,555        85,423

     Contract payable, $4,444 credited monthly against gas purchases, due
     July 1997, collateralized by certificate of deposit ...................       13,334        66,667

     Note payabel to a bank, interest at prime plus 3% .....................         --        1,762,802



                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  1996           1995
                                                                                 -----           ----
     Convertible 12% debentures, due May 1996, convertible into
     82,353 share of common stock ..........................................         --           70,000
                                                                                ----------     ---------
           Total unaffiliated parties ......................................    5,065,889      1,984,892
                                                                                ----------     ---------
     Related Parties:

     Note payable to the Company's president and CEO.  Interest at 6%
     annual principal payments of $65,000 due January 1997 and 1998.
     note is convertible into common stock at $5.00 per share and is
     collateralized by equipment ...........................................      130,000        130,000

     Unsecured notes payable to the Company's president and CEO and various entities controlled by him.  Interest at 8% to 10% with
     principal and interest due January 1, 1997 ............................      116,719        176,717

     Accrued interest ......................................................       39,177         32,024
                                                                                ---------      ---------
         Total related parties .............................................      285,896        338,741
                                                                                ---------      ---------
     Total long-term debt ..................................................    5,351,785      2,323,633

     Less current maturities:
        Related parties ....................................................     (285,896)           --
        Other ..............................................................      (45,944)    (1,100,474)
                                                                                ---------      ---------
         Total long-term debt, less current maturities .....................   $5,019,945     $1,223,159
                                                                                =========     ==========

     In March 1996, the Company's president agreed to extend the due date of a delinquent $60,000 note payable to him. As consideration for the extension, the Company's Board of Directors approved amending the note to provide for conversion to common stock at $1.00 per share. In December 1996, the president exercised the conversion feature. The Company's Board of Directors has resolved to repay all outstanding loans from related parties during 1997. Accordingly, all such amounts are included in current liabilities in the 1996 balance sheet.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Aggregate Debt Maturities - The aggregate maturities of long-term debt are as follows:

         Year Ending     Related
         December 31,    Parties           Others              Total
         ------------    -------           ------              -----

           1997         $285,896         $   45,944         $  331,840
           1998             --               19,945             19,945
           2001             --            5,000,000          5,000,000
                        --------          ---------          ---------
                        $285,896         $5,065,889         $5,351,785
                        ========         ==========         ==========

     Convertible Debt and Consulting Agreement - In March 1996, the Company entered into a consulting agreement with a company (the "Consultant") that specializes in developing and implementing capitalization plans, including the utilization of debt capital in business operations. The initial term of the agreement is for two years and provides for minimum monthly cash payments of $17,500. The Consultant can elect to extend the agreement for an additional period of one year. In addition to cash compensation, the Company agreed to grant warrants to purchase 1,000,000 shares of the Company's common stock. The exercise price of the warrants is $.75 per share and they expire in March 2001.

     In April 1996, the Company, with the assistance of the Consultant, initiated a private placement to sell up to $5,000,000 of collateralized convertible debentures in the form of "Units." Each Unit consists of one $50,000 five-year 10% collateralized convertible debenture and warrants to purchase 25,000 shares of the Company's common stock at $1.25 per share (see Note 7 for additional information with respect to the warrants). In November 1996, the offering was completed and the Company was successful in selling the entire $5,000,000 generating net cash proceeds of $4,300,000. The debentures are collateralized by a first priority interest in certain oil and gas properties owned and operated by the Company.

     The debentures are convertible, at the holders option, into the Company's common stock for $3.00 per share and may be redeemed by the Company, in whole or in part, beginning at a premium of 110% of the original principal amount and are subject to adjustment beginning on April 25, 1999. Interest on the debentures is payable quarterly commencing on September 30, 1996 and the entire principal balance is due on April 15, 2001.

     The Company also agreed to pay the Consultant a fee equal to 2% of the net proceeds from the private placement and up to 7% from the net proceeds from any warrants which are exercised during the term of the agreement or up to six months after termination in certain circumstances. All of the compensation paid to the Consultant is limited to 15% of the gross proceeds generated from the private placement, exercise of warrants, or other debt or equity financings that may be consummated during the term of the agreement. In August 1996, a major shareholder of the Consultant was elected to the Company's Board of Directors.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   INCOME TAXES:

     The Company's income tax benefit for the years ended December 31, 1996 and 1995 consists of the following:

                                                                       1996            1995
                                                                       ----            ----

         Current benefit (provision)                               $    41,409      $   (21,000)
         Deferred benefit                                                 --            400,000
                                                                     ---------       ----------
           Total                                                   $    41,409      $   379,000
                                                                     =========       ==========

     A reconciliation of the income tax benefit at the statutory rate to the income tax benefit reported in the accompanying financial statements is as follows:

                                                                       1996            1995
                                                                       ----            ----

         Computed tax benefit at the expected statutory rate       $   494,000       $   389,100
         State income taxes and other                                   39,000            10,900
         Federal income taxes assessed in audit                          --              (21,000)
         Increase in valuation allowance                              (533,000)             --
         Federal income tax refund                                      41,409              --
                                                                     ---------        ----------
                          Total                                     $   41,409       $   379,000
                                                                     =========        ==========

     Deferred tax assets (liabilities) as of December 31, 1996 and 1995 are comprised of the following:

                                                                       1996            1995
                                                                       ----            ----

     Long-term Assets:
          Net operating loss carryforwards                          $ 3,616,000      $ 3,050,000
          Tax credit carryforwards                                      294,000          294,000
          Percentage depletion carryforwards                             58,000           58,000
          Other                                                          25,000           45,000
                                                                      ---------       ----------
               Total                                                  3,993,000        3,447,000
          Less valuation allowance                                   (1,770,000)      (1,237,000)
                                                                      ---------       ----------
                                                                      2,223,000        2,210,000
     Long-term liability for property and equipment                  (2,223,000)      (2,210,000)
                                                                      ---------       ----------
              Net long-term liability                              $      --         $      --
                                                                      =========       ==========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company has provided a valuation allowance for the net operating loss and credit carryforwards based upon the various expiration dates and the limitations which exist under IRS Sections 382 and 384.

     During the year ended December 31, 1996, the Company increased the valuation allowance by $533,000 primarily due to an increase in the net operating loss carryforwards which are not considered to be realizable.

     At December 31, 1996, the Company has net operating loss carryforwards for income tax purposes of approximately $9,600,000, which expire primarily in 2008 through 2011. Approximately $2,880,000 of these net operating losses are subject to limitations under IRS Sections 382 and 384. These losses may only offset future taxable income to the extent of approximately $335,000 per year and generally may not offset any gain on the sale of assets acquired in the acquisition of Skaer Enterprises, Inc. Additionally, the Company has tax credit carryforwards at December 31, 1996, of approximately $294,000 and percentage depletion carryforwards of approximately $150,000.


5.   COMMITMENTS AND CONTINGENCIES:

     Gas Contracts - The Company operates a natural gas processing plant (the "Gas Plant"). The Company had a contract with a major utility which called for the major utility to purchase a minimum of 2.92 billion cubic feet ("BCF") and a maximum of 3.65 BCF of natural gas annually. The price paid by the major utility was on an MMBTU basis above the Colorado Interstate Gas Company's Northern Pipeline "spot" price. The contract expired on June 30, 1996.

     Historically, the price paid under this contract was at a premium above the market which allowed the Company to conduct its marketing and trading activities. The expiration of this contract and the corresponding loss of the market premium resulted in the elimination of the Company's marketing and trading activities beginning in July 1996. Management is continuing to explore alternatives with the major utility and other purchasers of natural gas in order to maximize the Company's natural gas revenue.

     The Company also had a contract with an independent producer that required purchases of gas quantities at a fixed margin per MMBTU for any difference between plant sales and the contract volumes with the utility. This contract also expired in June 1996. The revenue and corresponding costs incurred pursuant to these contracts have been reflected as Gas Marketing and Trading in the consolidated statements of operations.

     Leases - The Company leases its office facilities under noncancellable operating leases. The total minimum commitments under these leases amounted to approximately $100,000 as of December 31, 1996. Total rent expense under all operating leases for the years ended December 31, 1996 and 1995, was $26,807 and $90,569, respectively.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Profit Sharing Plan - The Company has established a 401(k) profit sharing plan that covers all employees with one month of service who elect to participate in the Plan. The Plan provides that the employees may elect to contribute up to 15% of their salary to the Plan. All of the Company's contributions are discretionary and amounted to $8,926 and $2,996 for the years ended December 31, 1996 and 1995, respectively.

     Contingencies - The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. The Company is not currently involved in any such incidental litigation which it believes could have a materially adverse effect on its financial condition or results of operations.


6.   PREFERRED STOCK:

     The Company has the authority to issue up to 2,000,000 shares of Preferred Stock, which may be issued in such series and with such preferences as determined by the Board of Directors. During 1993, the Company issued 1,170,000 shares of Series A Cumulative Convertible Preferred Stock (the "Preferred Stock").

     At December 31, 1996, the Preferred Stock had a liquidation preference of $12.25 per share ($10 liquidation value plus $2.25 of dividends in arrears), and each share of Preferred Stock was convertible into 3.0625 shares of common stock and warrants to purchase 3.0625 common shares. Each warrant entitles the holder to purchase one share of common stock at $6.00 per share through August 13, 1998, when the warrants expire. The Preferred Stock will automatically convert into common stock if the reported sale of Preferred Stock equals or exceeds $13.00 per share for ten consecutive days. The Company may redeem the Preferred Stock at $10.00 per share plus any dividends in arrears. Each share of Preferred Stock is entitled to receive dividends at 10% per annum when, as and if declared by the Company's Board of Directors. Unpaid dividends accrue and are cumulative.

     In February 1995, the Company completed a tender offer to the preferred stockholders whereby the holders of the Preferred Stock were given the opportunity to convert each share of Preferred Stock and all accrued and undeclared dividends (including the full dividend for the quarters ended December 31, 1994 and March 31, 1995) into 4.5 shares of the Company's common stock. As a result of this tender offer, 933,492 shares of the preferred stock converted into 4,200,716 shares of the Company's common stock. In connection with the tender offer and other conversions of preferred stock through December 31, 1996, warrants for an aggregate of 2,605,900 shares are outstanding.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Through December 31, 1996, the Board of Directors has elected to forego the declaration of the regular quarterly dividend for five consecutive quarters resulting in dividends in arrears of approximately $405,000 ($2.25 per share) related to 179,938 outstanding shares of Preferred Stock. The Company is precluded from paying dividends on its common stock so long as any dividends on the Preferred Stock are in arrears. The terms of the Preferred Stock prohibited the Company from entering into certain transactions without an affirmative vote of the preferred stockholders. Otherwise, the preferred stockholders have no voting rights.

     In connection with the Company's 1993 preferred stock offering, the Company issued warrants to the underwriter to purchase 90,000 shares of preferred stock at $12.00 per share. If not previously exercised, these warrants will expire in August 1998. In 1993, the Company also granted warrants to a consultant for the purchase of 60,000 shares of common stock. The warrants are exercisable for $6.00 per share and expired in November 1996.


7.   STOCK BASED COMPENSATION:

     Stock Option Plans - The Company's shareholders have approved four stock option plans that authorize an aggregate of 900,000 shares for stock options that may be granted to officers, directors, employees, and consultants. The plans permit the issuance of incentive and non-statutory options and provide for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the plans is 10 years and options granted to employees expire three months after the termination of employment. None of the options may be exercised during the first six months of the option term.

     No options may be granted after 10 years from the adoption date of each plan. The following is a summary of activity under these stock option plans for the years ended December 31, 1996 and 1995:

                                                  1996                           1995
                                       --------------------------     ---------------------------
                                                        Weighted                          Weighted
                                                        Average                           Average
                                        Number          Exercise       Number             Exercise
                                       of Shares        Price         of Shares           Price
                                       ---------        ---------     ---------           ---------
     Outstanding, beginning of year    459,600            $.94          347,000           $3.53

        Canceled                         -               -             (224,000)           3.43
        Expired                         (4,000)           7.19          (99,000)           3.70
        Granted                        165,700            1.39          435,600             .79
                                       -------                          -------
     Outstanding, end of year          621,300            1.02          459,600            .94
                                       =======                          =======

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For all options granted during 1996 and 1995, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. At December 31, 1996, options for 542,000 shares were exercisable and options for the remaining 79,300 shares became exercisable in February 1997. If not previously exercised, options outstanding at December 31, 1996, will expire as follows:

                                                                       Weighted
                                                                       Average
                                                       Number          Exercise
                   Year Ending December 31,           of Shares          Price
                   -----------------------            ---------        --------

                          1997                          5,000           $3.44
                          1998                         15,000            2.94
                          2000                        295,600             .83
                          2000                        140,000             .70
                          2001                         86,400            1.00
                          2001                         79,300            1.81
                                                      -------
                                                      621,300
                                                      =======

     Warrants and Non-Qualified Stock Options - The Company has also granted warrants and non-qualified options which are summarized as follows for the years ended December 31, 1996 and 1995:

                                                                     1996                        1995
                                                           -----------------------    ---------------------------
                                                                         Weighted                        Weighted
                                                                          Average                         Average
                                                             Number      Exercise        Number          Exercise
                                                            of Shares      Price        of Shares          Price
                                                            ---------    --------       ---------        --------
     Outstanding, beginning of year                       3,359,418        $5.00        232,302           $4.05
        Granted to:
             Officer and director                           101,500         1.00          --                --
             Consultants                                  1,090,000          .75        358,000             .97
             Former officer and director                      --             --          77,000            3.61
             Investors in private placements of:
                  Common stock                                --             --         250,000            1.25
                  Convertible debentures                  2,500,000         1.25          --                --
             Brokers in private placement of convertible
                  debentures                                223,500         2.00          --                --
        Issued to former holders of preferred stock
             upon conversion                                 69,670         6.00      2,507,116            6.00
        Repriced                                              --             --         (15,000)           6.00
        Expired                                             (60,000)        6.00        (50,000)            .85
        Exercised                                           (67,500)         .95          --                --
                                                          ---------                   ---------
     Outstanding, end of year                             7,216,588         2.94      3,359,418            5.00
                                                          =========                   =========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     All outstanding warrants and non-qualified options were exercisable at December 31, 1996. If not previously exercised, warrants and non-qualified options outstanding at December 31, 1996, will expire as follows:

                                                              Weighted
                                                               Average
                                              Number          Exercise
        Year Ending December 31,             of Shares          Price
        ------------------------             ---------        --------
               1997                            400,000           $1.25
               1998                          2,605,900            6.00
               1998                            118,188            1.51
               1999                            223,500            2.00
               1999                             50,000            3.34
               2000                            118,000             .76
               2000                             77,000            3.61
               2001                          1,040,000             .75
               2001                            101,500            1.00
               2001                          2,482,500            1.25
                                             ---------
               Total                         7,216,588
                                             =========

     Presented below is a comparison of the weighted average exercise price and market price of the Company's common stock on the measurement date for all warrants and stock options granted to non-employees during 1996 and 1995:

                                                     1996                                1995
                                       --------------------------------    -------------------------------
                                       Number of    Exercise     Market    Number of    Exercise    Market
                                        Shares       Price        Price     Shares        Price      Price
                                       ---------    --------     ------    ---------    --------    ------
        Market price equal to
              exercise price           101,500       $1.00        $1.00     118,000      $ .76       $ .76
        Market price greater than
              exercise price            50,000         .85         1.00        --          --          --
        Exercise price greater than
              market price           3,763,500        1.16          .69     567,000       1.50         .79

     Fair value of all warrants and stock options granted to non-employees during the year ended December 31, 1996, was determined using the Black-Scholes option pricing model. Significant assumptions included a risk-free interest rate of 6.5%, expected volatility of 63%, and that no dividends would be declared during the expected term of the options. The

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     weighted  average  contractual  term of the options was  approximately  4.8 years compared to a weighted average expected term of 1.9 years. The estimated fair value of warrants granted to non-employees in 1996 amounted to $600,000, which is recorded as a debt issuance cost in the 1996 balance sheet.

     In connection with private placements of debt and equity securities, the Company granted common stock purchase warrants that are redeemable at the option of the Company. Presented below is a summary of these warrants:

                                                                     Redemption
       Year          Expiration         Exercise      Number of       Price Per
     Granted            Date             Price          Shares          Share
     -------         ----------         --------      ---------      ----------
       1994         August 1998          $1.92          83,188            $.25
       1995         April 1997            1.25         250,000             .25
       1996         July 2001             1.25       2,500,000             .10

     In December 1996, the Company provided notice of redemption to the holders of the warrants granted in 1995. Accordingly, the holders must exercise their warrants by January 31, 1997 or accept the redemption price (see Note
     11).

     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.

                                                       Year Ended December 31,
                                                      ------------------------
                                                         1996            1995
                                                         ----            ----
       Net loss applicable to common stockholders:
           As reported                               $(1,614,270)   $(2,609,030)
           Pro forma                                  (1,764,270)    (2,772,030)
       Net loss per common share:
           As reported                               $      (.22)   $      (.42)
           Pro forma                                        (.24)          (.45)

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The fair value of each employee option and warrant granted in 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    Year Ended December 31,
                                                    -----------------------
                                                     1996             1995
                                                     ----             ----

           Expected volatility                         64%             61%
           Risk-free interest rate                    6.5%            6.5%
           Expected dividends                          --              --
           Expected terms (in years)                  3.4             3.3


8.   FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at December 31, 1996, management's best estimate is that the carrying amount of cash, receivables, notes payable to unaffiliated parties, accounts payable, and accrued expenses approximates fair value due to the short maturity of these instruments. Management estimates that fair value is approximately equal to carrying value of the convertible debentures since market interest rates have not changed significantly since the offering commenced. Management estimates that fair value differs from carrying value for the following instruments as of December 31, 1996 and 1995:

                                                 1996                        1995
                                         ---------------------     ------------------------
                                         Carrying       Fair        Carrying         Fair
                                           Value        Value        Value           Value

     Long-term portion of accrued        $256,088     $225,000      $379,652       $335,000
        production taxes

     Notes payable to related parties     285,896      271,000       338,741        300,000

     Fair value of the above debt instruments was estimated using market interest rates at December 31, 1996 for debt with comparable terms.


9.   SIGNIFICANT CONCENTRATIONS:

     Substantially all of the Company's accounts receivable at December 31, 1996 and 1995, result from crude oil, natural gas sales, and joint interest billings to companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, since these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     interest owner, the Company analyzes the entity's net worth, cash flows, earnings, and/or credit ratings. Receivables are generally not collateralized; however, receivables from joint interest owners are subject to collection under operating agreements which generally provide lien rights. Historical credit losses incurred on trade receivables by the Company have been insignificant.

     The Company's oil and gas properties are predominantly located in a single basin in which the gas marketing arrangements are influenced by local supply and demand. Accordingly, in comparison to the net price received by gas producers in many other areas of the United States, the Company often realizes a lower net sales price. Additionally, since the Company's gas plant is located in this basin and its oil field service and supply operations are conducted in this basin, the Company is vulnerable to a curtailment in drilling activity in order to realize the value of oil field inventories and related operating assets.

     At December 31, 1996, the Company had a receivable from a single customer for $67,718, which was collected in January 1997. For the years ended December 31, 1996 and 1995, the Company had natural gas sales to the major utility discussed in Note 5 which accounted for 34% and 46% of total revenues, respectively. For the year ended December 31, 1996, the Company also had oil sales to a single customer which accounted for 11% of total revenues.

     At December 31, 1996, the Company has temporary cash investments of $1,941,550 with a single financial institution.


10.  FOURTH QUARTER ADJUSTMENTS:

     During the fourth quarter of 1996, the Company recognized a charge of $450,000 for drilling costs related to an unsuccessful well. This charge is included in dry holes, plugging and abandonments in the 1996 statement of operations.


11.  SUBSEQUENT EVENTS (UNAUDITED):

     Property Acquisitions - In January 1997, the Company completed the acquisition of a 7.8125% after prospect payout working interest in a producing oil and gas prospect in Louisiana. The prospect is operated by Natural Energy Group, Inc. (NEGX), an independent oil and gas producer. The purchase price was $1,750,000 which consisted of $875,000 in cash and the issuance of 315,000 shares of the Company's common stock with a fair value of $875,000. In February 1997, the Company entered into agreements with unaffiliated parties for the purchase of a 10% working interest in this prospect. The purchase price totals $2.5 million and the agreements provide for an effective date of October 16, 1996. NEGX is the operator of these properties.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In February 1997, the Company entered into an agreement with NEGX that provides the Company with the right and the obligation to participate as a 12.5% working interest owner in NEGX's defined drilling program. The agreement provides that the Company will be required to pay 16.7% of the costs to earn its 12.5% interest, under certain circumstances. The Company is also committed to participate in other prospects operated by NEGX through February 1999 when the initial term of the agreement expires. Management estimates that the Company's capital requirements under this agreement will be between $5 million and $20 million for the year ending December 31, 1997.

     Financing Arrangements - In January 1997, the Company commenced a private placement of up to 1,500,000 shares of common stock for $2.50 per share. In connection with the private placement, the Company agreed to use its best efforts to register the shares for sale by including such securities in a registration statement. As of March 10, 1997, the Company had received subscriptions for the entire 1,500,000 shares resulting in total proceeds of $3,750,000. Commissions and other costs of the offering are estimated to be approximately 10% of the gross proceeds.

     Through March 25, 1997, options and warrants were exercised for an aggregate of 1.65 million shares, resulting in net proceeds of $1.9 million.

     In February 1997, the Company entered into a letter of intent with an underwriter for a proposed private placement of the Company's common stock. The aggregate gross proceeds of the offering will be at least $6 million unless otherwise agreed by the parties. The underwriter would receive commissions equal to 10% of the gross proceeds and warrants to purchase the Company's common stock.

     In January 1997, options for 190,000 shares of the Company's common stock were granted to officers and directors. The options are exercisable at $2.97 per share and expire in January 2002.


12.  SUPPLEMENTAL OIL AND GAS DISCLOSURES:

     Costs Incurred in Oil and Gas Producing Activities - The following is a summary of costs incurred in oil and gas producing activities for the years ended December 31, 1996 and 1995:

                                                     1996                 1995
                                                     ----                 ----

           Property acquisition costs            $   16,022           $  60,000
           Development costs                        806,564             161,000
           Exploration costs                        555,685                --
                                                  ---------            --------
                Total                            $1,378,271           $ 221,000
                                                  =========            ========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Results of Operations from Oil and Gas Producing Activities - Results of operations from oil and gas producing activities (excluding natural gas marketing and trading, well administration fees, general and administrative expenses, and interest expense) for the years ended December 31, 1996 and 1995 are presented below.

                                                      1996             1995
                                                      ----             ----
         Oil and gas sales:
              LGPCo                            $    340,000       $   373,000
              Unaffiliated entities               2,207,000         2,251,000
                                                  ---------         ---------
                   Total oil and gas sales        2,547,000         2,624,000
         Exploration and abandonment expenses      (556,000)          (19,000)
         Production costs                        (1,427,000)       (1,617,000)
         Depletion, depreciation and impairment    (590,000)         (742,000)
         Imputed income tax benefit (provision)      10,000           (91,000)
                                                  ---------         ---------
         Results of operations from oil and gas
           producing activities                 $   (16,000)      $   155,000
                                                  =========         =========

     Oil and Gas Reserve Quantities (Unaudited) - Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. The reserve data is based on studies prepared by the Company's consulting petroleum engineers. Reserve estimates require substantial judgment on the part of petroleum engineers resulting in imprecise determinations, particularly with respect to new discoveries. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available. Approximately 25% of the Company's proved developed reserves are currently non-producing as certain wells require workovers, recompletions, or construction of a gathering system to an existing gas pipeline at an estimated total cost of $1.4 million. All proved oil and gas reserves are located in the United States. The following table presents estimates of the Company's net proved oil and gas reserves, and changes therein for the years ended December 31, 1996 and 1995.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Changes in Net Quantities of Proved Reserves (Unaudited)

                                                       1996                              1995
                                             -------------------------        ---------------------------
                                                Oil            Gas               Oil             Gas
                                               (Bbls)         (Mcf)             (Bbls)          (Mcf)

     Proved reserves, beginning of year      1,294,000       5,851,000        1,352,000        5,724,000
          Purchase of minerals in place          7,000           -               38,000          447,000
          Sale of minerals in place            (27,000)        (26,000)         (14,000)        (107,000)
          Extensions, discoveries
              other additions                   72,000         455,000           82,000          382,000
          Revisions of previous estimates      (71,000)     (1,035,000)         (43,000)         (98,000)
          Production                          (100,000)       (412,000)        (121,000)        (497,000)
                                             ---------       ----------       ---------        ---------
     Proved reserves, end of year            1,175,000       4,833,000        1,294,000        5,851,000
                                             =========       ==========       =========        =========

     Proved developed reserves, end of year  1,034,000       4,078,000        1,014,000        4,302,000
                                             =========       ==========       =========        ---------

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

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves as of December 31, 1996 and 1995 based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69.
                                                      1996            1995
                                                      ----            ----

        Future cash inflows                     $  46,727,000     $  32,620,000
        Future production costs                   (17,220,000)      (13,871,000)
        Future development costs                   (3,001,000)       (3,269,000)
        Future income tax expense                  (6,200,000)       (1,800,000)
                                                  -----------       -----------
             Future net cash flows                 20,306,000        13,680,000
        10% annual discount for estimated
             timing of cash flow                   (8,326,000)       (5,200,000)
                                                  -----------        ----------
        Standardized Measure of Discounted
             Future Net Cash Flows               $ 11,980,000      $  8,480,000
                                                   ==========        ==========

     Changes in Standardized Measure (Unaudited) - The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1996 and 1995:

                                                               1996               1995
                                                               ----               ----

         Standardized measure, beginning of year          $  8,480,000      $  6,500,000
         Sale of oil and gas produced, net of
              production costs                              (1,120,000)       (1,006,000)
         Purchase of minerals in place                          45,000           228,000
         Sale of minerals in place                             (45,000)          (80,000)
         Net changes in prices and production costs          8,815,000           617,000
         Net changes in estimated development costs            233,000           785,000
         Revisions of previous quantity estimates           (3,769,000)         (803,000)
         Discoveries, extensions, and other additions        1,089,000           620,000
         Accretion of discount                                 848,000           650,000
         Changes in income taxes, net                       (2,596,000)          969,000
                                                           -----------        ----------
         Standardized Measure, end of year                $ 11,980,000      $  8,480,000
                                                            ==========        ==========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Gas Plant (Unaudited) - The Company processes most of the natural gas from its properties in a gas plant owned by the Company. Since the revenues from the Company's properties are subject to agreements with royalty owners and, in some cases, other working interest owners, gas processing agreements have been entered into to set forth the contractual arrangements for processing charges. Generally, the Company's processing fee consists of ownership of the natural gas liquids and a portion of the residue gas that results from processing. The Standardized Measure of Discounted Future Net Cash Flows shown above excludes the Company's share of the natural gas liquids and residue gas related to the Company's gas processing activities, as well as marketing and trading activities.

     The Company's reserve engineer has prepared the following estimates for the reserves related to these activities as of December 31, 1996.

          Future net revenues, discounted at 10%           $   537,000
                                                             =========

             Net quantities:
                Natural gas (mcf)                            1,514,000
                                                             =========

                Liquids (bbls)                                 237,000
                                                             =========

                                 EXHIBIT INDEX

Exhibit      Description                                                Page No.
-------      -----------                                                --------

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

Exhibit      Description                                                Page No.
-------      -----------                                                --------

(10.18) Interconnect Agreement dated January 1, 1995, between KN Front
        Range Gathering Company and Loveland Gas Processing Co., Ltd.(2) (10.19) Gas Gathering Agreement dated February 1, 1995, between KN
        Front Range  Gathering  Company and Loveland Gas Processing  Co.,
        Ltd. (2)
(10.20) Agreement  dated  August 15,  1994,  between  Hewlett-Packard
        Company, Loveland Gas Processing Co., Ltd., Pease Oil and Gas Company and Pease Operating Company. (2)
(10.21) Purchase and Sale  Agreement  dated April 24, 1995 among Pease
        Oil and Gas Company, Thermo Cogeneration Partnership, L.P and Seahawk Energy, Inc. (3)
(10.22) Agreement between Beta Capital Group,  Inc., and Pease Oil and
        Gas Company dated March 9, 1996. (4)
(10.24) Form of Warrant issued to Beta Capital Group, Inc.
(10.25) 1996 Stock Option Plan.
(10.26) Mortgage,  Assignment  of  Proceeds,  Security  Agreement  and
        Financing Statement from Pease Oil and Gas Company to Holders of 1996 Collateralized Subordinated Convertible Debentures dated as of November 15, 1996.
(10.27) Purchase and Sale Agreement dated December 31, 1996 by and between Atocha Exploration, Inc., Browning Oil Company, Inc., Potosky Oil and Gas, Inc. and Pease Oil and Gas Company. (5)
(10.28) Letter  Agreement  dated  February  4,  1997  by and  between
        National Energy Group, Inc. and Pease Oil and Gas Company. (6) (10.29) Purchase and Sale Agreement dated February 26, 1997 by and between Transworld Exploration & Production, Inc. (7)
(21)    List of Subsidiaries. (3)
(23)    Consents of Experts
(23.1)  Consent of  McCartney  Engineering,  LLC  Consulting  Petroleum
        Engineers
(23.2)  Consent of Hein + Associates LLP, Certified Public Accountants
(27)    Financial Data Schedule.

     (1) Incorporated by reference to Registration Statement No. 33-64448 on Form SB-2.
     (2) Incorporated by reference to the Registrant's 1994 Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
     (3) Incorporated by reference to Registration Statement No. 33-94536 on Form SB-2.
     (4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
     (5)  Incorporated by reference to Form 8-K filed January 10, 1997.
     (6)  Incorporated by reference to Form 8-K filed February 19, 1997.
     (7)  Incorporated by reference to Form 8-K filed March 17, 1997.