Form 10QSB
period 1997-03-31
PEASE OIL & GAS CO /CO/
filed 1997-05-13
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                            EXCHANGE ACT OF 1934
                  FOR THE QUARTER ENDED MARCH 31, 1997
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         As of May 12, 1997 the issuer had 12,617,886 shares of its $0.10 par value Common Stock and 122,922 shares of its $0.01 par value Series A Cumulative Convertible Preferred Stock issued and outstanding.

Transitional Small Business Issuer Disclosure Format               Yes[ ]No[X]

TABLE OF CONTENTS


                                                                  PAGE
                                                                 NUMBER


PART I - Financial Information

         Item 1. Financial Statements

            Consolidated Balance Sheets                            3-4
                  March 31, 1997 (unaudited)
                  and December 31, 1996

            Consolidated Statements of Operations                   5
                  For the Three Months
                  Ended March 31, 1997
                  (unaudited) and 1996 (unaudited)

            Consolidated Statements of Cash Flows                  6-7
                  For the Three Months Ended March 31, 1997
                  (unaudited) and 1996 (unaudited)

            Notes to Consolidated Financial Statements             8-9

         Item 2. Management's Discussion and Analysis of          10-19
                           Financial Condition and
                           Results of Operations

Part II - Other Information                                       19-21

Part III - Signatures                                               22

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                March 31,        December 31,
                                                                   1997              1996
                                                               ------------        --------
                                                               (unaudited)
CURRENT ASSETS:
 Cash and equivalents ......................................   $  2,901,908    $  1,995,860
 Trade receivables .........................................        591,335         599,648
 Inventory .................................................        459,304         408,787
 Prepaid expenses and other ................................         88,636          56,327
                                                               ------------    ------------
   Total current assets ....................................      4,041,183       3,060,622
                                                               ------------    ------------

OIL AND GAS PROPERTIES, at cost (successful efforts method):
 Exploratory wells in progress .............................        527,439         181,312
 Undeveloped properties ....................................      2,101,727         351,727
 Developed properties ......................................     12,697,554       9,505,408
                                                               ------------    ------------
   Total oil and gas properties ............................     15,326,720      10,038,447
 Less accumulated depreciation
 and depletion .............................................     (4,086,845)     (3,946,974)
   Net oil and gas properties ..............................     11,239,875       6,091,473

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Gas plant .................................................      4,099,285       4,099,285
 Service equipment and vehicles ............................        891,512         879,313
 Land, buildings and office equipment ......................        459,228         459,228
                                                               ------------    ------------
   Total property, plant and equipment .....................      5,450,025       5,437,826
 Less accumulated depreciation .............................     (1,454,796)     (1,376,154)
                                                               ------------    ------------
   Net property, plant and equipment .......................      3,995,229       4,061,672
                                                               ------------    ------------

OTHER ASSETS:
 Non-compete agreements, net ...............................        295,179         306,678
 Other .....................................................        272,493         274,830
 Deferred debt issuance costs ..............................      1,042,074       1,105,874
                                                               ------------    ------------
   Total other assets ......................................      1,609,746       1,687,382
                                                               ------------    ------------

TOTAL ASSETS ...............................................   $ 20,886,033    $ 14,901,149
                                                               ============    ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)



                                                            March 31,     December 31,
                                                              1997            1996
                                                         ------------       ---------
                                                         (unaudited)
CURRENT LIABILITIES:
 Current maturities of long-term debt:

      Related parties .................................   $       --      $    285,895
      Other ...........................................         32,610          45,944
 Accounts payable, trade ..............................        605,412         267,540
 Accrued production taxes .............................        288,122         288,122
 Other accrued expenses ...............................        199,869         265,427
                                                          ------------    ------------
    Total current liabilities .........................      1,126,013       1,152,928
                                                          ------------    ------------

LONG-TERM LIABILITIES:
 Long-term debt, less current maturities:
        Convertible debentures ........................      4,650,000       5,000,000
        Other .........................................         29,855          19,945
 Accrued production taxes .............................        309,284         256,088
                                                          ------------    ------------
 Total long-term liabilities ..........................      4,989,139       5,276,033
                                                          ------------    ------------

STOCKHOLDERS' EQUITY:
 Preferred  Stock,  par  value $ .01 per  share,
   2,000,000 shares authorized, 122,922 and 179,938
      shares of Series A Cumulative
      Convertible Preferred Stock issued and
      outstanding, respectfully (liquidation
      preference of $1,536,525 at March 31, 1997) .....          1,229           1,799
 Common Stock, par value $.10 per share,
   25,000,000 shares authorized, 11,510,819
   and 7,526,817 shares issued and
   outstanding, respectively ..........................      1,151,082         752,682
 Additional paid-in capital ...........................     23,807,265      17,392,329
 Accumulated deficit ..................................    (10,188,695)     (9,674,622)
                                                          ------------    ------------
   Total stockholders' equity .........................     14,770,881       8,472,188
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 20,886,033    $ 14,901,149
                                                          ============    ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 For The Three Months
                                                    Ended March 31,
                                                1997            1996
                                             ----------     --------

REVENUE:

 Oil and gas sales ......................   $   789,206    $   613,099
 Natural gas marketing and trading ......          --        1,345,955
 Gas plant processing ...................       209,510        187,843
 Oil field services and supply ..........       198,319        201,602
 Well administration and other income ...        21,805         30,749
                                            -----------    -----------
    Total revenue .......................     1,218,840      2,379,248
OPERATING COSTS AND EXPENSES:
 Oil and gas production .................       327,799        293,916
 Exploration costs ......................       307,280           --
 Natural gas marketing and trading ......          --        1,130,663
 Gas plant processing ...................       104,838        125,241
 Oil field services and supply ..........       153,658        147,275
 General and administrative .............       325,449        225,538
 Consulting agreement-related party .....        83,383         15,048
 Depreciation, depletion and amortization       261,232        274,148
                                            -----------    -----------
    Total operating costs and expenses ..     1,563,639      2,211,829
                                            -----------    -----------
INCOME (LOSS) FROM OPERATIONS ...........      (344,799)       167,419
OTHER INCOME (EXPENSES):
 Interest income ........................        18,059          1,408
 Interest expense:
   Amortization of debt issuance costs ..       (63,800)          --
   Interest paid or accrued .............      (125,889)       (58,119)
 Gain (Loss) on sale of assets ..........         2,356         (1,539)
                                            -----------    -----------
    Total other expenses, net ...........      (169,274)       (58,250)
                                            -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES .......      (514,073)       109,169
INCOME TAXES:
  Federal income tax refund .............          --           41,509
                                            -----------    -----------
NET INCOME (LOSS) .......................      (514,073)       150,678
Preferred stock dividends:
  In arrears ............................       (30,731)       (50,672)
  Converted into common stock ...........       (14,254)          --
                                            -----------    -----------
NET INCOME (LOSS) APPLICABLE TO COMMON
 STOCKHOLDERS ...........................   $  (559,058)   $   100,006
                                            ===========    ===========
NET INCOME (LOSS) PER COMMON SHARE ......   $      (.06)   $       .01
                                            ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING .....................     8,923,500      7,316,500
                                            ===========    ===========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       For The Three Months
                                                         Ended March 31,
                                                         1997          1996
                                                     ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:


Net income (loss) ..............................   $  (514,073)   $   150,678
Adjustments to reconcile net loss to net cash
provided by operating activities:
provided by operating activities:
   Provision for depreciation and depletion ....       249,733        262,649
   Amortization of intangible assets ...........        75,299         14,624
   Loss (Gain) on sale of property and equipment        (2,356)         1,539
   Exploration costs ...........................       307,280           --
   Issuance of common stock for services .......         8,000           --
   Changes in operating assets and liabilities:
   (Increase) decrease in:
   Trade receivables ...........................         8,313       (115,625)
   Inventory ...................................       (50,517)        28,181
   Prepaid expenses and other assets ...........       (29,972)       (17,005)
   Increase (decrease) in:
   Accounts payable ............................       108,769        (53,193)
   Accrued expenses ............................       (12,362)         1,906
                                                   -----------    -----------
         Net cash provided by (used in) ........       148,114        273,754
         operating activities                      -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property plant and ....    (1,184,492)      (144,575)
equipment
equipment, including dry hole costs
Acquisitions of oil and gas properties .........    (3,375,000)          --
Proceeds from redemption of certificate of .....          --           13,001
deposit
Proceeds from sale of property and equipment ...        56,559          8,047
                                                   -----------    -----------
      Net cash provided by (used in) ...........     4,502,933       (123,527)
      investing activities                         -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt ....................       (33,006)      (267,813)
Repayment of long-term debt to related parties .      (285,895)          --
Proceeds from sale of common stock .............     3,880,000         68,750
Proceeds from exercise of common stock warrants      2,264,650           --
Offering costs .................................      (564,882)          --
                                                   -----------    -----------
       Net cash provided by (used in) ..........     5,260,867       (199,063)
         financing activities                      -----------    -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS ....       906,048        (48,836)
CASH AND EQUIVALENTS, beginning of period ......     1,995,860        677,275
                                                   -----------    -----------
CASH AND EQUIVALENTS, end of period ............   $ 2,901,908    $   628,439

                                                   ===========    ===========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                  For The Three
                                                 Ended March 31,
                                                 1997        1996
                                               --------    --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid for interest:
         Related parties ...................   $ 42,417   $   --
     Other .................................    118,597     50,700
                                               --------   --------
       Total ...............................   $161,014   $ 50,700
                                               ========   ========
   Cash paid for income taxes ..............   $   --     $   --
                                               ========   ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
Long-term debt incurred for purchase of
    vehicles ...............................   $ 29,582   $   --
                                               ========   ========
Conversion of debenture into common stock ..   $350,000   $   --
                                               ========   ========
Acquisition of oil and gas property
    for common stock .......................   $875,000   $   --
                                               ========   ========
Estimated fair value of warrants granted for
    debt issuance costs ....................   $   --     $200,000
                                               ========   ========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of Pease Oil and Gas Company (the Company) for the year ended December 31, 1996. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-KSB for the year ended December 31, 1996. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-KSB.

Note 2 - Income Taxes:

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

Note 3 - Net Income (Loss) Per Common Share:

The net income per common share for the first quarter of 1996 was computed by dividing net income applicable to common stockholders (which includes preferred stock dividends in arrears during the period presented) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. All the outstanding options and warrants that had an exercise price below the market value at March 31, 1996 were considered common stock equivalents and were included in the earnings per share computation using the treasury stock method.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net loss per common share for the first quarter of 1997 was computed by dividing the net loss applicable to common stockholders (which includes preferred stock dividends in arrears during the period presented) by the weighted average number of common shares outstanding during the period. All common stock equivalents were excluded from the computations because their effect would be anti-dilutive.

Note 4 - Reclassifications:

Certain reclassifications have been made to the 1996 financial statements to conform to the presentation in 1997. The reclassifications had no effect on the 1996 net income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Disclosure Regarding Forward-Looking Statements
This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included under "Management's Discussion and Analysis", including, without limitation, those regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, and the future results from oil and gas drilling operations, are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to have been correct. Reserve estimates of oil and gas properties are generally different form the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to, the Company's ability to generate additional capital, risks inherent in oil and gas acquisitions, exploration, drilling, development and production, price volatility of oil and gas, competition, shortages of equipment, services and supplies, government regulation, environmental matters, financial condition of the other companies participating in the exploration, development and production of oil and gas programs and other matters. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

Liquidity and Capital Resources
At March 31, 1997, the Company's cash balance was $2,901,908 with a positive working capital position of $2,915,170, compared to a cash balance of $1,995,860 and a positive working capital position of $1,907,694 at December 31, 1996. The change in the Company's cash balance is summarized as follows:


Cash Balance at December 31, 1996 ...............................     $1,995,860
Sources of Cash:
     Proceeds from the sale of common stock .....................      3,880,000
     Proceeds from the exercise of common stock warrants ........      2,264,650
     Cash provided by operating activities ......................        148,114
     Proceeds from the sale of property and equipment ...........         56,559
                                                                      ----------
            Total Sources of Cash ...............................      6,349,323






 Uses of Cash:
     Acquisition of oil and gas interest in
        East Bayou Sorrel .....................................      (3,375,000)
  Other Capital Expenditures ..................................      (1,184,492)
     Costs associated with the sale of common stock and
        exercise of common stock warrants .....................        (564,882)
     Payments on long term debt ...............................        (318,901)
                                                                     ----------
            Total uses of cash ................................      (5,443,275)
                                                                     ----------
Cash balance at March 31, 1997 ................................     $ 2,901,908
                                                                     ===========

Although most of the Company's sources of cash during the first quarter of 1997 were derived from equity transactions (which are discussed more thoroughly later in this report in Part II below) under Item 2(c), it is important to note that a portion of the funds were used to acquire a significant interest in the East Bayou Sorrel Field, located in Iberville Parish, Louisiana. This field includes a discovery well, the Schwing #1 that accounted for 20% of the Company's oil and gas production (on a BOE basis), 23% of the Company's oil and gas revenue, and 34% of the Company's operating income from oil and gas activities during the first quarter of 1997. The operating statistics for this well, along with all the other oil and gas properties, are more fully illustrated later in this report under the Results of Operations section under the caption "Oil and Gas". The exploratory offset to the C.E. Schwing #1, known as the C.E. Schwing #2, was drilled to a total depth of 13,600 feet during the second quarter of this year. The Company anticipates it will be completed by the end of May and is awaiting the results. Should the Schwing #2 ultimately produce at a similar or higher rate as the rate currently being produced by the Schwing #1, the Company's future production and cash flow could be enhanced considerably.

The acquisition of the interest in East Bayou Sorrel is indicative of the Company's commitment to maintain its charted course of action to cultivate its existing asset base in the Rocky Mountain region and expand into the Gulf Coast region of Alabama, Southern Louisiana and Texas. However, this course of action will require the Company to seek a significant amount of additional capital to fully fund and continue to implement this plan.

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

The Company's current cash position should cover the Company's working capital needs, including the anticipated exploration costs associated with the letter agreement with NEGX, at least through the second quarter of 1997. After that, the Company will need to seek additional financing. Anticipating the need for additional financing, in February 1997 the Company signed a non-binding letter of intent with a brokerage firm setting forth the terms and conditions under which the broker will attempt to assist the Company with a future private placement. The letter agreement with the brokerage firm contemplates a future placement of at least $6.0 million dollars in common stock in the second or third quarter of 1997. The agreement is subject to several contingencies including, but not limited to, due diligence and the execution of formal agreement.

If the Company is unsuccessful in completing the private placement, or if additional funds are necessary either before or after such a transaction, it is uncertain at this time what actions the Company will take. Possibilities include other debt or equity financings or the sale of certain existing assets.

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

Capital Expenditures

During the first quarter of 1997, the Company capitalized or invested $4,559,492 in property and equipment as follows:


Acquisition of oil and gas interest in East Bayou Sorrel ........     $3,375,000
Drilling Costs -
    Exploratory wells in progress ...............................        346,127
    Exploratory Dry Hole ........................................        307,280
                                                                      ----------
         Total Drilling Costs ...................................        653,407
Workovers or Recompletions of existing properties ...............        525,974
                                                                      ----------
      Total Oil and Gas properties ..............................      4,554,381
Service Equipment and Rolling Stock .............................          4,620
Office Equipment ................................................            491
                                                                      ----------
                                                                      $4,559,492
                                                                      ==========

The acquisition of the oil and gas interest in East Bayou Sorrel is discussed above. It is anticipated this field will ultimately be one of the Company's core properties. NEGX, the operator of the property, has planned a 33-square mile 3-D seismic program covering the East Bayou Sorrel field and surrounding areas later this year. The 3-D data will complement an already extensive database of reprocessed 2-D seismic and a number of existing well logs.

At March 31, 1997, the well in progress and corresponding costs incurred through the first quarter were as follows:
                                             Costs
                                            Incurred      12/31/96     Total WIP
                                          1st Qtr 1997     Balance    at 3/31/97
C.E. Schwing #2 (Bayou Sorrel) .......      $302,391      $   --        $302,391
E. Winn #1 (South Lake Arthur) .......        43,736       181,312       225,048
                                            --------      --------      --------
      Totals .........................      $346,127      $181,312      $527,439
                                            ========      ========      ========

As discussed above, the C.E. Schwing #2 is a exploratory well located in East Bayou Sorrel Field, Iberville Parish, Louisiana, and is expected to be completed by the end of May 1997. The E. Winn #1, an exploratory well in the South Lake Arthur Prospect, located in Jefferson Devis Parish, Louisiana, was drilled to a total depth of 17,800 feet in April 1997. Although the deep objective of a Miogyp Sand test was dry, a potentially productive zone uphole was found. The Company expects this upper zone to be completed and tested by June 1997. All the costs incurred to acquire and drill this well have been capitalized and will remain that way, along with the future completion costs expected to be incurred, until the outcome of the completion procedures are known.

Brazos Block 480, an offshore prospect in Texas, was drilled to a total depth of 13,500 feet in May 1997 and found to be dry. The Company's portion of the cost of this exploratory dry hole was $307,280.

In the first quarter of 1997, the Company spent $525,974 for workovers, recompletions and equipment acquisitions related to maintaining or enhancing the current production of its producing oil and gas properties in the Rocky Mountain region.

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

Total Revenue
Total Revenue from all operations was as follows:

                                      For the Three Months Ended March 31,
                                               1997                      1996
                                          -------------                 ----------
                                       Amount             %       Amount              %
Oil and gas sales ...............   $  789,206           65%   $  613,099            26%
Natural gas marketing and trading         --                    1,345,955            56%
Gas plant processing ............      209,510           17%      187,843             8%
Oil field services and supply ...      198,319           16%      201,602             9%
Well administration and other ...       21,805            2%       32,157             1%
                                    ----------   ----------    ----------       ----------
   Total revenue ................   $1,218,840          100%   $2,380,656           100%
                                    ==========   ==========    ==========       ==========

The decrease in total revenue is primarily a result of the expiration of the Company's natural gas marketing and trading contract with Public Service Company of Colorado effective July 1, 1996. The Company has not been able to conduct any natural gas trading activities subsequent to June 30, 1996. As illustrated for the first three months of 1996, revenues generated from that contract were
$1,345,955, or 56% of the total revenue. The loss of this contract has had a material negative effect on the Company's results of operations. This circumstance, along with any known trends or changes that effect revenue on a line-by-line basis, are discussed in the following paragraphs under their respective captions.

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                                                                                                  For the Three Months
                                                                                                     Ended March 31,
                                                                                                   1997           1996
                                                                                                 ----------      ------

Production:
      Oil (Bbls)

             Rocky Mtns ......................................................................      19,969        26,608
             East Bayou Sorrel ...............................................................       7,829          --
                                                                                                 ---------     ---------
                    Combined Total ...........................................................      27,798        26,608
                                                                                                 =========     =========
      Gas (Mcf)
             Rocky Mtns ......................................................................      95,443       111,925
             East Bayou Sorrel ...............................................................       6,864          --
                                                                                                 ---------     ---------
                    Combined Total ...........................................................     102,307       111,925
                                                                                                 =========     =========
      BOE (6:1)
             Rocky Mtns ......................................................................      35,876        45,262
             East Bayou Sorrel ...............................................................       8,973          --
                                                                                                 ---------     ---------
                    Combined Total ...........................................................      44,849        45,262
                                                                                                 =========     =========
Average Collected Price:
      Oil (per Bbl)
             Rocky Mtns ......................................................................   $   21.35     $   17.74
             East Bayou Sorrel ...............................................................   $   20.87     $    --
                                                                                                 ---------     ---------
                    Combined Average .........................................................   $   21.22     $   17.74
                                                                                                 =========     =========

             Rocky Mtns ......................................................................   $    1.86     $    1.26
             East Bayou Sorrel ...............................................................   $    3.17     $    --
                                                                                                 ---------     ---------
                    Combined Average .........................................................   $    1.95     $    1.26
                                                                                                 =========     =========
      Per BOE (6:1)
             Rocky Mtns ......................................................................   $   16.84     $   13.55
             East Bayou Sorrel ...............................................................   $   20.63     $    --
                                                                                                 ---------     ---------
                    Combined Average .........................................................   $   17.60     $   13.55
                                                                                                 =========     =========
Operating Margins:
      Rocky Mtns:
             Revenue .........................................................................   $ 604,056     $ 613,099
             Costs ...........................................................................   $(299,336)    $(293,916)
                                                                                                 ---------     ---------
                    Operating Margin .........................................................   $ 304,720     $ 319,183
                                                                                                 =========     =========
                    Operating Margin Percent .................................................          50%           52%
      East Bayou Sorrel:
             Revenue .........................................................................   $ 185,150     $    --
             Costs ...........................................................................   $ (28,463)    $    --
                                                                                                 ---------     ---------
                    Operating Margin .........................................................   $ 156,687     $    --
                                                                                                 =========     =========
                    Operating Margin Percent .................................................          85%         --
      Combined Totals:
             Revenue .........................................................................   $ 789,206     $ 613,099
             Costs ...........................................................................   $(327,799)    $(293,916)
                                                                                                 ---------     ---------
                    Operating Margin .........................................................   $ 461,407     $ 319,183
                                                                                                 =========     =========
                    Operating Margin Percent .................................................          58%           52%
Production Costs per BOE before DD&A:
      Rocky Mtn Region .......................................................................   $    8.37     $    6.49
      Gulf Coast Region ......................................................................   $    3.17     $    --
                                                                                                 ---------     ---------
      Combined Average .......................................................................   $    7.33     $    6.49
                                                                                                 =========     =========
Change in Revenue Attributable to:
      Production .............................................................................   $   8,972
      Price ..................................................................................   $ 167,135
                                                                                                 ---------
      Total Increase in Revenue ..............................................................   $ 176,107
                                                                                                =========

Most of the decrease in oil and gas production can be attributed to the following: 1) the sale of several marginal, uneconomic, or nonstrategic oil and gas properties in the second quarter 1996 that accounted for 3,900 bbls. of oil and 4,500 Mcf of gas during the first quarter of 1996; and

2) to a much lesser extent the natural decline in production that is inherent in oil and gas wells. Both these circumstances were largely offset by an increase in commodity prices and new production from the East Bayou Sorrel Field in Louisiana.

Natural Gas Marketing and Trading
Operating statistics for the Company's Marketing and Trading Activities for the periods presented are as follows:

                                     For the Three Months Ended
                                              March 31,
                                         1997            1996
                                       ----------     --------
Total Volume Sold (Mcf)..............      --         725,479
Average Price .......................   $  --     $      1.86
                                        -------   -----------
      Total Revenue .................   $  --     $ 1,345,955
Costs ...............................      --      (1,130,663)
                                        -------   -----------
      Gross Margin ..................   $  --     $   215,292
                                        =======   ===========

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

Gas Plant Processing Revenues
This category accounts for the natural gas processed and the natural gas liquids extracted and sold by the Gas Plant facility. Operating statistics for the periods presented are as follows:



                                 For the Three Months Ended March 31,
                                         1997            1996
                                        -------         ------
   Production:
     Natural Gas Processed (Mcf) ....      78,930        91,590
     Liquids Produced -
            B-G Mix (gallons) .......     192,100       226,300
            Propane (gallons) .......     159,100       173,700
                                        ---------     ---------
                 Total ..............     351,200       400,000
                                        =========     =========
Average Sales Price of Liquids
    (per gallon) ....................   $    0.48     $    0.42
                                        =========     =========

   Gross Margin: ....................      Amount        Amount
                                        ---------     ---------
            Revenue .................   $ 209,510     $ 187,843
            Costs ...................    (104,838)     (125,241)
                                        ---------     ---------
                 Gross Margin .......   $ 104,672     $  62,602
                                        =========     =========
                 Gross Margin Percent          50%           33%


The decrease in processing volumes during 1997 when compared to the same period in 1996, can be substantially attributed to the normal decline in production from the two fields owned and operated by the Company that supply the gas plant with the natural gas. The increase in revenue and gross margin generated in 1997 when compared to the same period in 1996 is a direct result of higher liquid prices in 1997.

Costs associated with the Gas Plant operations consist of both semi-fixed and variable costs. The semi-fixed costs consist of direct payroll, utilities, operating supplies, general and administrative costs, and other items necessary in the day-to-day operations. The semi-fixed costs are not expected to change significantly regardless of the volume processed by the Gas Plant. The variable costs consist primarily of purchased gas, plant fuel and shrink, lubricants, repair and maintenance, and costs of gas marketing and buying. These costs are generally a direct function of the volume processed by the Gas Plant and are expected to either increase or decrease proportionately with the corresponding plant production. When compared to 1997, the costs in 1996 were higher in amount and as a percentage of revenue as a result of processing higher volumes of gas in 1996.

Oil Field Services and Oil Field Supply
Operating statistics for the Company's oil field service and supply operations for the periods presented are as follows:

                                      Service Operations
                                      For the Three Months
                                        Ended March 31,
                                        1997         1996
Revenue ............................ $ 198,319    $ 201,602
Costs .............................   (153,658)    (147,275)
                                     ---------    ---------
Net Operating Income                 $  44,661    $  54,327
                                     =========    =========

As expected, there has been no material change in the results of operations for the periods presented and the Company does not expect any significant changes in the future.

Well Administration and Other Income
This revenue primarily represents the revenue generated by the Company for operating oil and gas properties. There has been no significant change in the average monthly revenue between 1997 and 1996 and the Company does not expect any significant change in the future.

General and Administrative
General and administrative expenses increased approximately $100,000 during the first quarter of 1997 when compared to the same period in 1996 which is summarized as follows:

 $ 25,000    -      For consulting services (legal, land and other) associated with the Company's expansion into the Gulf Coast.
   17,000    -      Travel costs associated with the Company's expansion into
                    the Gulf Coast.
   17,000    -      Payroll costs associated with an increase in base pay and
                    insurance benefits for virtually all the Company's
                    officers and employees.
   13,000    -      A Directors and Officers Liability Insurance Policy
                    purchased on July 1, 1996.
   28,000    -      All other, net.
  --------
 $100,000

Consulting Arrangement - Related Party
In March 1996 the Company entered into a three-year consulting agreement with Beta Capital Group, Inc. ("Beta"). Beta's president, Steve Antry, has been a director of the Company since August 1996. The consulting agreement with Beta provides for minimum monthly cash payments of $17,500 plus reimbursement for out-of-pocket expenses.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented, excluding the amortization of debt issuance costs, consisted of the following:

                             For the Three Months Ended
                                     March 31,
                                  1997         1996
Oil and Gas Properties ......   $139,872   $157,901
Gas Plant and Other Buildings     60,929     62,072
Rolling Stock ...............     27,104     23,048
Other Field Equipment .......      9,458      7,945
Furniture and Fixtures ......     12,370     11,682
Non-Compete Agreement .......     11,499     11,500
                                --------   --------
       Total ................   $261,232   $274,148
                                ========   ========

DD&A per BOE for oil and gas properties decreased in t e first quarter of 1997 when compared to the same period in 1996 primarily as a result of a decrease in production from the Rocky Mountain region. However, DD&A per BOE was relatively constant at $3.11 for the first quarter of 1997 compared to $3.48 for same period in 1996.

Interest Expense
The higher interest expense incurred in 1996 is reflective of the increase in the average long-term debt outstanding and amortization of the corresponding debt issuance costs. Both of these circumstances are directly related to the convertible debentures sold by the Company pursuant to the private placement completed in November 1996.

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

Item 2. Changes in Securities

(a)and (b): not applicable

(c) Recent sales of unregistered securities. The Company issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"), during the quarter ended March 31, 1997 and through the date of this Report.

          1. Effective January 10, 1997 the Company issued 315,000 shares of its common stock to three unrelated entities, Atocha Exploration, Inc., Potosky Oil and Gas, Inc., and Browning Oil Company, Inc., in exchange for an undivided interest in a producing oil and gas prospect designated as the East Bayou Sorrel Prospect in Iberville Parish, Louisiana.

          2. Between February 1, 1997 and March 10, 1997, the Company issued 1,500,000 shares of its common stock for $3,750,000 to a group of private investors each of whom qualified as an accredited investor as such term is defined in Regulation D adopted by the Securities and Exchange Commission. The Company paid selling commissions of $300,000. The Company relied upon Section 4(2) of the Securities Act and Rule 506 of Regulation D in claiming exemption from the registration requirements of the Securities Act for the securities sold.

          3. Between March 14, 1997 and April 15, 1997, the Company sold 52,000 shares of its common stock for $130,000 to a group of private investors each of whom qualified as an accredited investor as such term is defined in Regulation D adopted by the Securities and Exchange Commission. The Company paid selling commissions of $10,400. The Company relied upon Section 4(2) of the Securities Act and Rule 506 of Regulation D in claiming exemption from the registration requirements of the Securities Act for the securities sold.

          4. Through May 12, 1997 holders of $420,000 of the Company's outstanding collateralized convertible 10% debentures ("Debentures") surrendered such Debentures to the Company for conversion into 139,999 shares of the Company's common stock ($350,000 in Debentures were converted through March 31, 1997) in accordance with conversion provisions of the Debentures. Shares of common stock issued upon conversion have been registered for resale by the holders on Registration No. 333- 19589. The Company relied upon Rule 506 of Regulation D in claiming exemption for the registration requirements of the Securities Act for issuance of the securities upon conversion of the Debentures.

          5. On March 31, 1997, the Company issued 4,000 shares of its common stock to two consultants of the Company in lieu of cash for consulting services rendered to the Company valued at $8,000 for financial reporting purposes.

          6. Between March 1, 1997 and April 15, 1997 the Company issued 2,482,500 shares of its common stock upon exercise of a like number of warrants upon exercise of such warrants at $1.25 per warrant for a total proceeds of $3,103,125. Holders of such warrants acquired the warrants in the Company's 1996 private placement of Debentures and warrants. The warrants would have expired if not previously exercised on April 15, 1997. Shares issued upon exercise of warrants were registered by the Company for resale by the holders in Registration No. 333- 19589. The Company relied upon Rule 506 of Regulation D in claiming exemption for the registration requirements of the Securities Act for issuance of the securities upon exercise of the warrants.

          7. Between March 1, 1997 and May 12, 1997, the Company issued 110,000 shares of its common stock upon exercise of outstanding stock purchase warrants at $0.75 per share for total proceeds of $82,500 to the Company. The holder of the warrants is an affiliate of Beta Capital Group, Inc. with whom the Company has a consulting agreement and to whom the warrants were issued in February 1996. Shares of common stock issued upon exercise of the warrants were registered for resale by the holder in Registration No. 333-19589.

          8. Between January 1997 and May 12, 1997, the Company issued 275,625 shares of its common stock upon exercise of outstanding stock purchase warrants issued by the Company between 1994 and 1996 to certain broker/dealers in connection with private placements of Company securities during such time. The Company received $363,350 of proceeds upon exercise of the warrants. Shares of common stock issued upon exercise were registered by the Company for resale by the holders under Registration Nos. 333-19589 and 33-94536.

      As to each issuance of securities identified in paragraphs 1, 5, 7 and 8 above, the Company relied upon Section 4(2) of the Securities Act in claiming exemption for the registration requirement of the Securities Act. All of the persons to whom the securities were issued had full information concerning the business and affairs of the Company and acquired the shares for investment purposes. Certificates representing the securities issued bear a restrictive legend and stop transfer instructions have been entered prohibiting transfer of the securities except in compliance with applicable securities law.

Item 3. Defaults Upon Senior Securities

(a) There has been no material default in the payment of principal, interest, or any other material default, with respect to any indebtedness of the small business issuer during the period covered by this report.

(b) In December 1994, the Board of Directors elected to forego the declaration of the regular quarterly dividend for the Company's Series A Cumulative Convertible Preferred Stock for the fourth quarter of 1994. In March 1995, the Board of Directors elected to suspend the Preferred Stock dividend indefinitely. However, the dividends continue to accrue on a quarterly basis and are cumulative. Accordingly, as of March 31, 1997, dividends in arrears aggregate $307,305 or $2.50 per share.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Company's security holders during the period covered by this report.

Item 5. Other Information

There is no information reportable under this item for the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

(a)          The following exhibits are filed with this report:

             (1) Exhibit 27, "Financial Data Schedule".

(b) The following reports on Form 8-K were filed during the quarter ended March 31, 1997:

         Item Reported                 Date                Financial Statement
         -------------                 ----                -------------------
        (1)    Item 2,7           January 10, 1997                 None
        (2)    Item 5,7           February 4, 1997                 None
        (3)    Item 2,7           March 13, 1997                   None

There were no financial statements filed during the quarter ended March 31, 1997 other than the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PEASE OIL AND GAS COMPANY

Date:  May 12, 1997        By:/s/ Willard H. Pease, Jr.
                           ---------------------------
                           Willard H. Pease, Jr.
                           President and Chief Executive Officer

Date:  May 12, 1997        By: /s/ Patrick J. Duncan
                           -------------------------
                           Patrick J. Duncan
                           Chief Financial Officer, Treasurer,
                           and Principal Accounting Officer