Form 10QSB
period 1997-06-30
PEASE OIL & GAS CO /CO/
filed 1997-08-12
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB
      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1997
                                        or
         |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                          Commission File Number 0-6580

                            PEASE OIL AND GAS COMPANY
           (Name of small business issuer as specified in its charter)


                  Nevada                                   87-0285520
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)
       751 Horizon Court, Suite 203                           81506
         Grand Junction, Colorado                          (Zip code)
 (Address of principal executive offices)

                                  (970) 245-5917
                 (Issuer's telephone number, including area code)

            Securities registered pursuant to Section 12(b) of the Act:
                                      (None)

            Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock (Par Value $.10 Per Share)
              Common Stock Purchase Warrants (Expire August 13, 1998)
                                  Title of Class

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                        ----
         As of August 6,1997 the issuer had 15,437,717 shares of its ____
             $0.10 par value Common Stock issued and outstanding. ____
                                        ----
      Transitional Small Business Issuer Disclosure Format Yes ____ No X ____

                                 TABLE OF CONTENTS
                                                                         PAGE
                                                                        NUMBER


PART I - Financial Information
           Item 1.  Financial Statements
               Consolidated Balance Sheets. . . . . . . . . . . . . .. . .3-4.
                June 30, 1997 (unaudited)
                and December 31, 1996
               Consolidated Statements of Operations . . . . . . . . . . . .5.
                For the Three Months Ended June 30, 1997
                (unaudited) and 1996 (unaudited)
               Consolidated Statements of Operations . . . . . . . . . . . .6.
                For the Six Months Ended June 30, 1997
                (unaudited) and 1996 (unaudited)
               Consolidated Statements of Cash Flows . . . . . . . . . . .7-8.
                For the Six Months Ended June 30, 1997
               (unaudited) and 1996 (unaudited)
               Notes to Consolidated Financial Statements . . . . . . . .9-10
            Item 2.  Management's Discussion and Analysis . . . . . . . . .11
                        Disclosure Regarding Forward-Looking Statements . .11
                        Liquidity and Capital Resources . . . . . . . . . .11
                        Capital Expenditures . . . . . . . . . . . .  . . .13.
                        Drilling Activity . . . . . . . . . . . . . . . . .15
                        Results of Operations . . . . . . . . . .  . . . . 16
                    Overview . . . . . . . . . . . . . . . . . . . . . . . 16.
                    Total Revenue . . . . . . . . . . . . . . . . . . . . .16
                    Oil and Gas . . . . . . . . . . . . . . . . . . . . . .17
                    Natural Gas Marketing and Trading . . . . . . . . . . .18
                    Gas Plant Processing Revenues . . . . . . . . . . . . .19
                    Oil Field Services and Oil Field Supply . . . . . . . .20
                    Well Administration and Other Income . . . . . . . . . 20.
                    General and Administrative . . . . . . . . . . . . . . 20.
                    Consulting Agreement - Related Party . . . . . . . . . 21.
                    Depreciation, Depletion and Amortization . . . . . . . 21.
                    Interest Expense . . . . . . . . . . . . . . . . . . . 22.
Part II - Other Information . . . . . . . . . . . . . . . . . . . . . . . .23
      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 23.
      Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . 23.
      Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . 26.
      Item 4.  Submission of Matters to a Vote of Security Holders . . . . 26.
      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . 27.
      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .27
Part III - Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .28

                          PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                        June 30, December 31,
                                                          1997            1996
                                                  ----------------------------
                                                    (unaudited)


CURRENT ASSETS:
   Cash and equivalents                      $      3,529,578      $  1,995,860
   Trade receivables                                  486,269           599,648
   Inventory                                          434,702           408,787
   Prepaid expenses and other                          71,712            56,327
                                                   -------------  --------------
        Total current assets                        4,522,261         3,060,622
                                                   -------------   -------------
OIL AND GAS PROPERTIES, at cost (successful efforts method):
   Exploratory wells in progress                      433,402          181,312
   Undeveloped properties                           2,116,731          351,727
   Developed properties                            13,112,633        9,505,408
                                                   ------------    -------------
        Total oil and gas properties               15,662,766       10,038,447
   Less accumulated depreciation, and depletion    (4,241,417)      (3,946,974)
                                                 --------------   --------------
        Net oil and gas properties                 11,421,349        6,091,473
                                                   ------------    -------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Gas plant                                        4,099,285        4,099,285
   Service equipment and vehicles                     891,785          879,313
   Land, buildings and office equipment               462,212          459,228
                                                 --------------   --------------
       Total property, plant and equipment          5,453,282        5,437,826
   Less accumulated depreciation                   (1,561,556)      (1,376,154)
                                                  -------------   --------------
       Net property, plant and equipment            3,891,726        4,061,672
                                                  -------------    -------------
 OTHER ASSETS:
   Deferred debt isuance costs                        817,837        1,105,874
   Non-compete agreements                             283,680          306,678
   Other                                              272,493          274,830
                                                 --------------   --------------
          Total other assets                        1,374,010        1,687,382
                                                 -------------     -------------
TOTAL ASSETS                                   $   21,209,346     $ 14,901,149
                                                   =============    ============

                    PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (continued)

                                                     June 30,      December 31,
                                                      1997                1996
                                                 ---------------    ------------
                                                    (unaudited)

CURRENT LIABILITIES:
   Current maturities of long-term debt:
      Related parties                          $          - $           285,895
      Other                                          27,578              45,944
   Accounts Payable, Exploratory Wells              418,820                -
   Accounts payable, trade                          205,412             267,540
   Accrued production taxes                         252,910             288,122
   Other accrued expenses                           246,581             265,427
                                                ------------      --------------
         Total current liabilities                1,151,301           1,152,928
                                                -------------      -------------
LONG-TERM LIABILITIES:
   Long-term debt, less current maturities:
      Convertible Debentures                      4,180,000           5,000,000
      Other                                          29,967              19,945
   Accrued production taxes                         179,460             256,088
                                               --------------     --------------
        Total long-term liabilities               4,389,427           5,276,033
                                                -------------      -------------
STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $0.01 per share, 2,000,000 shares authorized, none and 179,938  shares of Series A  Cumulative  Convertible  Preferred  Stock
      issued and outstanding, respectively.               -               1,799
   Common Stock, par value $0.10 per share,40,000,000 shares authorized,
      13,161,077 and 7,526,817 shares issued and outstanding, respectively.
                                                  1,316,108             752,682
   Additional paid-in capital                    25,176,553          17,392,329
   Accumulated deficit                          (10,824,043)         (9,674,622)
                                                -------------     --------------
         Total stockholders' equity              15,668,618           8,472,188
                                                ------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                         $ 21,209,346     $    14,901,149
                                               =============       ============

                    PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                                        For The Three Months
                                                             Ended June 30,
                                                   1997                   1996
                                             ---------------       -------------

REVENUE:
   Oil and gas sales                           $    670,373     $       638,879
   Natural gas marketing and trading                      -             702,610
   Gas plant processing                             162,346             167,837
   Oil field services and supply                    145,893             104,533
   Well administration and other income              17,099              25,739
                                              --------------     ---------------
        Total revenue                               995,711           1,639,598
                                              --------------       -------------
OPERATING COSTS AND EXPENSES:
   Oil and gas production                           410,304             353,947
   Exploration costs                                 58,436               -
   Natural gas marketing and trading                    -               614,783
   Gas plant processing                              99,461             126,767
   Oil field services and supply                    139,475              93,402
   General and administrative                       380,730             262,504
   Consulting agreement-related party                97,795              64,778
   Depreciation, depletion and amortization         302,009             274,171
                                                --------------    --------------
            Total operating costs and expenses    1,488,210           1,790,352
                                              -------------       -------------
INCOME (LOSS) FROM OPERATIONS                      (492,499)           (150,754)
OTHER INCOME (EXPENSES):
   Interest income                                   45,054               7,676
   Interest expense:
      Amortization of debt issuance costs           (63,801)            (19,086)
      Interest paid or accrued                     (115,555)            (52,050)
   Gain (Loss) on sale of assets                     (8,547)             18,188
                                            -----------------    ---------------
        Total other expenses, net                  (142,849)            (45,272)
                                             ---------------    ----------------
INCOME (LOSS) BEFORE INCOME TAXES                  (635,348)           (196,026)
INCOME TAXES                                          -                   -
                                              ----------------------------------
NET INCOME (LOSS)                                  (635,348)           (196,026)
PREFERRED STOCK DIVIDENDS:
   In arrears                                             -             (50,672)
   Converted into common stock                      (44,984)                -
                                               ----------------   --------------
         Total preferred stock dividends            (44,984)            (50,672)
                                            ---------------    ----------------
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCKHOLDERS                         $      (680,332)  $        (246,698)
                                             ===============     ===============
NET INCOME (LOSS) PER COMMON SHARE          $         (0.05   $           (0.03)
                                            ================  =================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                               12,622,000           7,262,000
                                             =============         =============

                    PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)
                                                        For The Six Months
                                                         Ended June 30,
                                              1997                     1996
                                       --------------------       -------------

REVENUE:
   Oil and gas sales                    $     1,459,579 $         1,251,978
   Natural gas marketing and trading                  -           2,048,565
   Gas plant processing                         371,856             355,680
   Oil field services and supply                344,212             306,135
   Well administration and other income          38,904              56,488
                                             ---------------     ---------------
        Total revenue                         2,214,551           4,018,846
                                               -------------       -------------
OPERATING COSTS AND EXPENSES:
 Oil and gas production                         738,103             647,863
   Exploration costs                            365,716                   -
   Natural gas marketing and trading                  -           1,745,446
   Gas plant processing                         204,299             252,008
   Oil field services and supply                293,133             240,677
   General and administrative                   706,179             487,942
   Consulting agreement-related party           181,178              79,826
   Depreciation, depletion and amortization     563,241             548,319
                                              --------------      --------------
        Total operating costs and expenses    3,051,849           4,002,081
                                             -------------       -------------
INCOME (LOSS) FROM OPERATIONS                  (837,298)             16,765
OTHER INCOME (EXPENSES):
   Interest income                               63,113               9,084
   Interest expense:
      Amortization of debt issuance costs      (127,601)            (19,086)
      Interest paid or accrued                 (241,444)           (110,169)
   Gain (Loss) on sale of assets                 (6,191)             16,649
                                             ----------------    ---------------
        Total other expenses, net              (312,123)           (103,522)
                                              --------------     ---------------
INCOME (LOSS) BEFORE INCOME TAXES            (1,149,421)            (86,757)
 INCOME TAXES:
     Federal income tax refund                   -                   41,409
                                            -------------------  ---------------
NET INCOME (LOSS)                             (1,149,421)           (45,348)
PREFERRED STOCK DIVIDENDS:
   In arrears                                        -             (101,344)
   Converted into common stock                   (89,969)                -
                                               ---------------   --------------
        Total preferred stock dividends          (89,969)           (101,344)
                                             ---------------     ---------------
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCKHOLDERS                      $    (1,239,390)       $   (146,692)
                                            ===============     ===============
NET INCOME (LOSS) PER COMMON SHARE       $         (0.1)        $      (0.02)
                                           ================     ===============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                             10,781,000           7,226,000
                                           ================         ===========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                                         For The Six Months
                                                            Ended June 30,
                                                     1997                 1996
                                              -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                        $   (1,149,421)    $       (45,348)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Provision for depreciation and depletion     540,243             525,320
      Amortization of intangible assets            150,599              42,084
      Exploration costs                            365,716                   -
      Loss (Gain) on sale of property and equipment  6,191             (16,648)
      Issuance of common stock for services         10,155              38,050
   Changes in operating assets and liabilities:
   (Increase) decrease in:
      Trade receivables                            113,379             250,327
      Inventory                                     (6,639)             64,157
      Prepaid expenses and other assets            (30,548)            (33,410)
   Increase (decrease) in:
      Accounts payable                             (62,128)           (526,899)
      Accrued expenses                            (130,686)           (204,125)
                                              --------------     ---------------
     Net cash provided by (used in)
     operating activities                         (193,139)             93,508
                                                 ------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property
     and equipment                              (4,817,767)           (541,801)
   Proceeds from sale of property and equipment     49,811             153,547
   Proceeds from redemption of certificate of
          deposit                                   17,500              26,500
                                            ----------------     ---------------
      Net cash provided by (used in)
          investing activities                  (4,750,456)           (361,754)
                                                 -----------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                          -           1,015,000
   Repayment of long-term debt                    (323,821)           (537,498)
   Proceeds from sale of Common Stock            3,880,000              68,750
   Proceeds from exercise of Common Stock
          warrants                               3,608,525                   -
   Offering and other costs associated with long-
          term debt, stock and warrants           (687,391)           (185,081)
                                              --------------     ---------------
      Net cash provided by (used in)
          financing activities                   6,477,313             361,171
                                                  ----------      --------------
 INCREASE IN CASH AND EQUIVALENTS                1,533,718              92,925
 CASH & EQUIVALENTS, beginning of period         1,995,860             677,275
                                               -------------      --------------
 CASH & EQUIVALENTS, end of period          $    3,529,578     $       770,200
                                              =============      --------------

                    PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                    (continued)
                                                         For The Six Months
                                                            Ended June 30,
                                                  1997                    1996
                                              --------------       -------------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
   Cash paid for interest:
      Related parties                        $      42,417      $        -
      Other                                        243,019              98,216
                                             --------------     ---------------
         Total                               $     285,436      $       98,216
                                             ==============     ===============
   Cash paid for income taxes                $        -         $          -
                                              ----------------- - ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
   Long-term debt incurred for purchase
   of vehicles                               $      29,582      $          -
                                               =================   ============
   Conversion of debentures into common stock$     820,000      $          -
                                                 ===============    ============
   Acquisition of oil and gas properties
   for common stock                          $     875,000      $           -
                                                 ================   ============
   Estimated fair value of warrants granted
   for debt issuance costs                   $         -        $       200,000
                                            ================= === ==============

                    PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   June 30, 1997

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of Pease Oil and Gas Company and Subsidiaries (the Company) for the year ended December 31, 1996. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-KSB for the year ended December 31, 1996. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-KSB.

Note 2 - Private Placement:

In July 1997, the Company completed a private placement for the sale of 2,240,000 shares of the Company's $0.10 par value common stock generating gross proceeds of $5,600,000. Pursuant to the terms of the private placement memorandum, the Company agreed to use its best efforts to file a registration statement on an appropriate Form to register the shares, for resale, with the United States Securities and Exchange Commission on or before November 15, 1997.

Note 3 - Preferred Stock:

Pursuant to the terms of the Articles of Incorporation, on June 11, 1997 all of the outstanding Preferred Stock automatically converted into the Company's Common Stock and Common Stock Purchase Warrants. On June 11, 1997 there were 96,847 shares of Preferred Stock outstanding that converted into 308,692 shares of Common Stock and 308,692 Common Stock Purchase Warrants. Accordingly, as of June 30, 1997 there are no shares of Preferred Stock issued or outstanding.

Note 4 - Income Taxes:

The total income tax expense or benefit differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to income or loss before taxes primarily due to the utilization of net operating loss carry forwards, tax credit carry forwards, and percentage depletion carry forwards.

                    PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   June 30, 1997
                                    (continued)


The income tax refund of $41,409 recorded in 1996 is related to a net operating loss carry back.

Note 5 - Reclassifications:

Certain reclassifications have been made to the 1996 financial statements to conform to the presentation in 1997. The reclassifications had no effect on the 1996 net loss.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Disclosure Regarding Forward-Looking Statements
This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, those regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, and the future results from oil and gas drilling operations, are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to have been correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to, the Company's ability to generate additional capital, risks inherent in oil and gas acquisitions, exploration, drilling, development and production, price volatility of oil and gas, competition, shortages of equipment, services and supplies, government regulation, environmental matters, financial condition of the other companies participating in the exploration, development and production of oil and gas programs and other matters. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

Liquidity and Capital Resources
At June 30, 1997, the Company's cash balance was $3,529,578 with a positive working capital position of $3,370,960, compared to a cash balance of $1,995,860 and a positive working capital position of $1,907,694 at December 31, 1996. The change in the Company's cash balance for the first half of 1997 is summarized as follows:

 Cash Balance at December 31, 1996                                   $1,995,860
 Sources of Cash:
   Proceeds from the sale of common stock                             3,880,000
   Proceeds from the exercise of common stock warrants                3,608,525
   Proceeds from the sale of property and equipment                      49,811
   Proceeds from the redemption of a certificate of deposit              17,500
                                                                    -----------
      Total Sources of Cash                                           7,555,836
 Uses of Cash:
   Acquisition of oil and gas interest in
      East Bayou Sorrel                                              (3,375,000)
   Exploratory Drilling                                                (838,703)
   Other Capital Expenditures                                          (604,064)
   Costs associated with the sale of common stock and
      exercise of common stock warrants                                (687,391)

             Payments on long term debt                                (323,821)
   Cash used in operating activities                                   (193,139)
    Total uses of cash                                               (6,022,118)
 Cash balance at June 30, 1997                                       $3,529,578
                                                                     ==========

Although most of the Company's sources of cash during the first half of 1997 were derived from capital raising equity transactions (which are discussed more thoroughly later in this report under Item 2(c) in Part II below), it is important to note that a portion of the funds were used to acquire a significant interest in the East Bayou Sorrel Field, located in Iberville Parish, Louisiana. This field includes a discovery well, the Schwing #1 that accounted for 20% of the Company's oil and gas production (on a BOE basis), 25% of the Company's oil and gas revenue, and 45% of the Company's operating income from oil and gas activities during the first half of 1997. The operating statistics for this well, along with all the other oil and gas properties, are more fully illustrated later in this report under the Results of Operations section under the caption "Oil and Gas". The exploratory offset to the C.E. Schwing #1, known as the C.E. Schwing #2, was drilled to a total depth of 13,600 feet during the second quarter of this year and completed in two productive zones in late June. As of the date of this report, the Schwing #2 was producing at rates similar to the Schwing #1. Should this continue, the Company's future production and cash flow could be enhanced considerably.

The Company's primary focus is to expand its operations by continuing to implement an aggressive exploration program in the Gulf Coast region of Louisiana, Alabama and Texas. As part of this plan, on February 4, 1997, the Company signed a definitive agreement with National Energy Group, Inc. ("NEGX"), a publicly held Company, headquartered in Dallas, Texas. The agreement provides the Company the right and obligation to participate with NEGX in various Gulf Coast oil and gas exploration projects over the course of next two years. Essentially, the agreement consists of three main elements. First, the Company has the right and obligation to participate as a 12.5% working interest owner in NEGX's outlined program which consists of 10 identified projects in Alabama, Southern Louisiana, and Texas. The working interest percentage may vary on a prospect by prospect basis, as negotiated, and has ranged from 10% to 20% to date. Second, subject to certain conditions defined in the agreement, the Company has the right and obligation to participate in any future projects generated under NEGX's exclusive arrangement with Sandefer Oil and Gas Company, Inc. ("Sandefer"). Sandefer is a private corporation owned and operated by a group of geologists and geophysicists who generate Gulf Coast, Southern
Louisiana and other wildcat prospects. Third, the Company is entitled to participate in any other third party generated prospects that NEGX participates in subject to certain conditions as defined in the agreement.

Pursuant to the terms of the agreement with NEGX, the Company's minimum obligation is at least $5.0 million per year in dry hole, or drilling, costs. Additional costs will be incurred for completion and development of successful projects. Accordingly, the Company anticipates the actual obligation will be higher assuming that a reasonable amount of success is achieved with the underlying prospects. Through June 30, 1997, the Company had incurred total costs of $1,164,879 in connection with this agreement.

In addition to the agreement with NEGX, the Company is pursuing other exploration opportunities with various industry partners. For instance, in July 1997, the Company signed a letter of intent regarding a joint venture agreement with Parallel Petroleum Corporation ("Parallel"), a publicly held entity headquartered in Midland, Texas. The letter of intent contemplates the Company will own a 12.5% working interest in three separate 3-D seismic exploratory projects covering 130,000 acres in Jackson County, Texas within the Yegua/Frio/Wilcox geological trend. The Company decided to pursue the joint venture with Parallel based on their history of success in the Yegua/Frio/Wilcox Trend. For example, between October 1994 and April 1997, utilizing 3-D seismic imaging and other new technologies, Parallel participated in drilling 54 exploratory wells, of which 43 have been producers -- an 80% success rate. The projects contemplated in the letter of intent with Parallel will span the course of the next two to three years with seismic operations scheduled to begin in

September 1997. Contingent on the result of the seismic surveys, up to 75 wells may be drilled over the course of the projects. Total cash commitments associated with this joint venture are approximately $2.5 million in 1997 for land and seismic costs and an additional $2.5 million to $7.5 million over the term of the projects for drilling costs that are subject to the results of the seismic surveys.

If even a modest percentage of the contemplated exploratory prospects with NEGX and Parallel are successful and those properties are eventually fully developed, the net reserves of recoverable oil and gas attributable to the Company's interest would be several times the Company's present reserves. The Company's current Rocky Mountain reserves are approximately 2 million barrels of oil (or equivalent). With the addition of East Bayou Sorrel, the Company believes its reserves have at least doubled. This combined with the agreements with NEGX and Parallel provide the Company with an exploration program that has the potential to significantly increase its existing reserves and future cash flow.

In July 1997 the Company completed a private placement of 2.24 million shares of restricted common stock that generated gross proceeds of $5.6 million. The Company expects to spend $8.0 to $12.0 million during the remainder of 1997 for exploration and development activities. The Company's current cash position should cover the Company's working capital needs, including the anticipated exploration costs associated with the letter agreements with NEGX and Parallel, at least through the third quarter of 1997. After that, the Company will need to seek additional financing which may include additional debt or equity financings or the sale of certain existing assets.

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

Capital Expenditures
During the first half of 1997 the Company paid $4,817,767 for investment in capital assets which is summarized as follows:
                                                      For the Six Months Ending
                                                              June 30, 1997
 Acquisitions of oil and gas interest in East Bayou Sorrel  $3,375,000
 Drilling Costs -
     Drilling and Development of East Bayou Sorrel             220,897
     Exploratory Wells in Prog                                 252,090
     Exploratory Dry Holes                                     365,716
                                                             -----------
       Total Drilling Cost                                     838,703
 Workovers or Recompletions of Rocky Mountain properties       569,980
                                                             -----------
       Total Oil and Gas properti                            4,783,683
 Service and Other Field Equipment                              30,639
 Office Equipment                                                3,445
                                                           -------------
    Total Capital Expenditures                             $ 4,817,767
                                                             ==========

The acquisitions of the oil and gas interest in East Bayou Sorrel consisted of purchasing a 10% working interest and an additional 7.8125% after prospect payout working interest. This field includes two discovery wells that produced a combined average of 2,681 BOPD and 4,970 MCFPD, (3,509 BOEPD) in July 1997. With two more exploratory wells scheduled to be drilled on this property in 1997, it is anticipated this field will ultimately be one of the Company's core properties. NEGX, the operator of the property, has planned a 33-square mile 3-D seismic program covering the East Bayou Sorrel field and surrounding areas later this year that will complement an already extensive database of reprocessed 2-D seismic and a number of existing well logs.

At June 30, 1997, the Exploratory Wells in Progress ("WIP") and corresponding costs incurred through the first half of 1997 were as follows:


                                                           WIP                  Transfer From WIP to:      WIP
                                                          Balance                          Developed      Balance
Property ...............                                 12/31/96  Additions   Dry Hole    Properties    6/30/97
E. Winn #1 (South Lake Arthur) .........                 181,312    175,590        --            --      356,902
Brazos Block 480 .......................                    --      317,789    (317,789)         --         --
C.E. Schwing #2 (East Bayou Sorrel) ....                    --      365,761        --        (365,761)      --
Shoccoe Prospect .......................                    --       47,927     (47,927)         --         --
Tiger Bayou Prospect ...................                    --       63,000        --            --       63,000
Austin Bayou Prospect ..................                    --       13,500        --            --       13,500
                                                                                           ----------   --------
                                                         181,312    983,567    (365,716)     (365,761)   433,402
                                           =====================   ========    ========    ==========   ========



The E. Winn #1, an exploratory well in the South Lake Arthur Prospect, located in Jefferson Davis Parish, Louisiana, was drilled to a total depth of 17,800 feet in April 1997. Although the deep objective of a Miogyp Sand test was dry, a productive zone uphole was found and tested in June 1997 at a flow rate of 4200 MCFPD. The Company owns a 20.3% working interest in this well. The pipeline and other production facilities are currently being built and the Company expects this well to be put on production in August 1997. At that time, all the costs capitalized through June 30, 1997 along with the future completion costs will be transferred to Developed Properties.

Brazos Block 480, an offshore prospect in Texas, was drilled to a total depth of 13,500 feet in May 1997 and found to be dry. The Company's portion of the cost of this exploratory dry hole was $317,789.

As previously discussed, the C.E. Schwing #2 is another discovery well in the East Bayou Sorrel Field, located in Iberville Parish, Louisiana. This well was completed in late June 1997 and all the corresponding costs were transferred to Developed Properties. In July 1997, the Schwing #2 produced an average of 1,330 BOPD, 3,413 MCFPD (or 2,267 BOEPD) and 247 barrels of water per day.

The Shoccoe Prospect, located in Mississippi, was a shallow exploratory well in which the Company owned an 8.33% working interest. The cost of this exploratory dry hole was $47,927.

The costs incurred through June 30, 1997 for the Tiger Bayou and Austin Bayou Prospects represent land costs. Both prospects are currently being drilled as of the date of this report.

In the first half of 1997, the Company spent $569,980 for workovers, recompletions and equipment acquisitions related to maintaining or enhancing the current production of its producing oil and gas properties in the Rocky Mountain region.

DRILLING ACTIVITY:

As of the date of this report, the following exploratory prospects were in process of drilling:

1. Trahan #1 (Maurice Prospect) - located in Lafayette and Vermillion Parishes, Louisiana began drilling on June 23, 1997. This prospect is operated by Amerada Hess and the target depth of 16,500' is expected to be reached in September 1997. The Company owns a 10.0% working interest in this prospect.

2. McDaniel 9-10 #1 (Robertsdale Prospect) - located in Baldwin County, Alabama began drilling on July 15, 1997. This prospect is operated by NEGX and the target depth 20,000' is expected to be reached in October 1997. The Company owns a 10.0% working interest in this prospect.

3. Ramos #1 (West Grand Bayou Prospect) - located in Assumption Parish, Louisiana began drilling on July 20, 1997. This prospect is operated by NEGX and the target depth of 17,900' is expected to be reached in October 1997. The Company owns a 10.0% working interest in this prospect.

4. Luther Moore #1 (Tiger Bayou Prospect) - located in Terrebonne Parish, Louisiana began drilling on July 23, 1997. This prospect is operated by NEGX and the target depth of 12,850' is expected to be reached in August 1997. The Company owns a 20% working interest in this prospect.

5. Bennett #1 (Austin Bayou Prospect) - located in Brazoria County, Texas began drilling on August 1, 1997. This prospect is operated by TransTexas and the target depth of 13,000' is expected to be reached in October 1997. This prospect is a farmout by the Company to TransTexas and the Company owns a carried 2.5% working interest in this prospect.

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

Total Revenue
Total Revenue from all operations was as follows:

                                                 For the Three Months
                                                     Ended June 30,
                                       1997                             1996
                              ---------------------------      ----------------



Oil and gas sales ...............   $ 670,373       67% $      638,879      39%
Natural gas marketing and trading        --          --        702,610      43%
Gas plant processing ............     162,346          16%     167,837      10%
Oil field services and supply ...     145,893          15%     104,533       6%
Well administration and other ...      17,099           2%      25,739       2%
                                    ---------   ---------    ---------   -------
     Total revenue ..............   $ 995,711      100% $    1,639,598     100%
                                    =========   =========    =========   ======


                                                 For the Six Months
                                                    Ended June 30,
                                     1997                               1996
                                 -------------------------      ----------------


Oil and gas sales ...............   $1,459,579        65% $     1,251,978   31%
Natural gas marketing and trading         --           --       2,048,565   51%
Gas plant processing ............      371,856           17%      355,680    9%
Oil field services and supply ...      344,212           16%      306,135    8%
Well administration and other ...       38,904            2%       56,488    1%
                                    ----------   ----------    ----------  -----
     Total revenue ..............   $2,214,551       100% $     4,018,846   100%
                                    ==========   ==========    ==========  =====

The decrease in total revenue is primarily a result of the expiration of the Company's natural gas marketing and trading contract with Public Service Company of Colorado effective July 1, 1996. As illustrated, revenues generated from that contract were $702,610, or 43% of the total revenue for the second quarter of 1997 and 2,048,565, or 51% of the total revenue for the first six months of 1997. This circumstance, along with any known trends or changes that effect revenue on a line-by-line basis, are discussed in the following paragraphs under their respective captions.

Oil and Gas - Operating statistics for oil and gas production for the periods presented are as follows:

                                      For the Three Months                    For the Six Months
                                         Ended June 30,                         Ended June 30,
                                      --------------------------           -----------------------
                                        1997                1996              1997           1996
                                      -------          ----------         ----------       -------
Production:
   Oil (Bbls)
        Rocky Mtns ...........                20,092        26,457          40,070            53,057
        East Bayou Sorrel ....                 8,308          --            16,137              --
                                     ---------------   -----------     -----------     -------------
             Combined Total ..                28,400        26,457          56,207            53,057
                                     ===============   ===========     ===========     =============
Gas (Mcf)
        Rocky Mtns ...........               100,725       111,972         192,937           228,150
        East Bayou Sorrel ....                11,375          --            18,238              --
                                     ---------------   -----------     -----------     -------------
              Combined Total .               112,100       111,972         211,175           228,150
                                     ===============   ===========     ===========     -------------
BOE (6:1)
        Rocky Mtns ...........                36,880        45,119          72,226            91,082
        East Bayou Sorrel ....                10,204          --            19,177              --
                                     ---------------   -----------     -----------     -------------
              Combined Total .                47,084        45,119          91,403            91,082
                                     ===============   ===========     ===========     =============
Average Collected Price:
   Oil (per Bbl)
        Rocky Mtns ...........   $   18.43              $    19.71     $     19.88     $       18.72
        East Bayou Sorrel ....   $   19.20              $     --       $     20.01     $        --
                                     ---------------   -----------     -----------     -------------
              Combined Average   $   18.66              $    19.71     $     19.92     $       18.72
                                     ===============   ===========     ===========     =============
Gas (per Mcf)
         Rocky Mtns ..........   $   1.12              $      1.05     $      1.51     $        1.13
         East Bayou Sorrel ...   $   2.44              $       -       $      2.71     $        --
                                     ---------------   -----------     -----------     -------------
              Combined Average   $   1.25              $      1.05     $      1.61     $        1.13
                                     ===============   ===========     ===========     =============
Per BOE (6:1)
         Rocky Mtns ..........   $   13.10             $     14.16     $     15.05     $       13.75
         East Bayou Sorrel ...   $   18.35             $      --       $     19.42     $        --
                                     ---------------   -----------     -----------     -------------
              Combined Average   $   14.24             $     14.16     $     15.97     $       13.75
                                     ===============   ===========     ===========     =============
Operating Margins:
   Rocky Mtns:
       Revenue ...............       $       483,171   $   638,879     $ 1,087,227     $   1,251,978
       Costs .................       $      (385,384)  $  (353,947)    $  (688,284)    $    (647,863)
                                     ---------------   -----------     -----------     -------------
         Operating Margin ....       $        97,787   $   284,932     $   398,943     $     604,115
                                     ===============   ===========     ===========     =============
   Operating Margin Percent ..                    20%           45%             37%               48%
   East Bayou Sorrel:
        Revenue ..............       $       187,202   $      --       $   372,352     $        --
        Costs ................       $       (24,920)  $      --       $   (49,819)    $        --
                                 -   ---------------   -----------     -----------     -------------
          Operating Margin ...       $       162,282   $      --       $   322,533     $        --
                                     ===============   ===========     ===========     =============
   Operating Margin Percent ..                    87%         --                87%             --
Combined Totals:
       Revenue ...............       $       670,373   $   638,879     $ 1,459,579     $   1,251,978
       Costs .................       $      (410,304)  $(353,947) $       (738,103)    $    (647,863)
                                     ---------------   -----------     -----------     -------------
         Operating Margin ....       $       260,069   $   284,932     $   721,476     $     604,115
                                     ===============   ===========     ===========     =============
   Operating Margin Percent ..                    39%           45%             49%               48%
Production Costs per
BOE before DD&A:
          Rocky Mtn Region ...   $   10.64             $      7.85     $      9.57     $        7.08
          Gulf Coast Region ..   $   2.44              $      -        $      2.60     $        --
                                     ---------------   -----------     -----------     -------------
              Combined Average   $   8.87              $      7.85     $      8.11     $        7.08
                                     ===============   ===========     ===========     =============
Change in Revenue
Attributable to:
    Production ...............  $     7,096                            $       9,729
    Price ....................  $    24,398                            $     107,632
                                      -----------                      -------------
  Total Increase in Revenue ..  $    31,494                            $     117,361
                                  ===========                         =============

Most of the decrease in oil and gas production for the Rocky Mountain region can be attributed to the following: 1) the sale of several marginal, uneconomic, or nonstrategic oil and gas properties in the second quarter 1996 that accounted for 3,900 bbls. of oil and 4,500 Mcf of gas in the prior year; and 2) the natural decline in production that is inherent in oil and gas wells. Both these circumstances were largely offset by an increase in commodity prices (per BOE) and new production from the East Bayou Sorrel Field in Louisiana.

The operating costs of the Rocky Mountain properties increased considerably in 1997 (both as a percentage of revenue and per BOE) when compared to the same periods in 1996, primarily as a result of an extensive amount of maintenance and stimulation procedures that were needed to maintain production. Most of the wells in the Rocky Mountain region are between 10 and 30 years old and the Company expects to incur higher costs from time to time since the equipment is aging and the reservoirs are on the latter part of the decline curve. Although the Company does not expect future costs of the Rocky Mountain properties to increase, and anticipates that they may even be lower, it cannot be determined when, if, or how much the costs of the Rocky Mountain properties will be in the future based on the age of the wells and corresponding equipment.

Natural Gas Marketing and Trading
Operating statistics for the Company's Marketing and Trading Activities for the periods presented are as follows:
                                                For the Three Months
                                                    Ended June 30,
                                            1997                           1996
                                     -------------------           ------------
Total Volume Sold (Mcf)                      -                          498,277
Average Price                      $         -               $             1.41
                                   ----------------------    ------------------
         Total Revenue             $         -               $          702,610
Costs                                        -                         (614,784)
                                    ----------------------     ----------------
            Gross Margin           $         -                $          87,826
                                    ====================        ================
            Gross Margin Percent                                            13%
                                                  For the Six Months
                                                     Ended June 30,
                                         1997                           1996
                                     -------------------           ------------
Total Volume Sold (Mcf)                     -                         1,223,756
Average Price                     $         -                 $            1.67
                                  ----------------------     ------------------
         Total Revenue            $         -                 $       2,048,565
Costs                                       -                        (1,745,446)
                                  ----------------------     -----------------
            Gross Margin          $         -                $          303,119
                                  ======================      =================
          Gross Margin Percent                                            15%

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

The contract with PSCo expired on June 30, 1996. Historically, the price paid by PSCo under that contract was at a premium above the market and therefore allowed for the marketing and trading activities. With the increasing competition fostering within all phases of the natural gas industry, it is unlikely that the Company will be able to negotiate another contract that pays at an above market premium. Accordingly, the Company is unlikely to resume marketing and trading activities. Since the gross margin represents the net cash flow and income generated from this activity, the loss of this premium contract price has and will have a material and negative impact on the Company's current and future operations.

Gas Plant Processing Revenues
This category accounts for the natural gas processed and the natural gas liquids extracted and sold by the Gas Plant facility. Operating statistics for the periods presented are as follows:

                                                       For the Three Months
                                                            Ended June 30,
                                                     1997               1996
                                                 --------------     ------------
                                                   Volumes             Volumes
Production:

    Natural Gas Processed (Mcf ..................    85,312            91,590

   Liquids Produced :
            B-G Mix (gallons) ...................   204,100           226,300
            Propane (gallons ...................    162,300           173,700
                                                  ---------           ---------
                  Total .......................     366,400           400,000
                                                 =========           =========
Average Sales Price of Liquids (per gallon)          $ 0.44         $    0.47

    Gross Margin: .............................      Amount            Amount
                                                 ---------           ---------
             Revenue ..........................   $ 162,346         $ 167,837
             Costs ............................     (99,461)         (126,767)
                                                 ---------           ---------
              Gross Margin .....................  $  62,885         $  41,070
                                                 =========           =========
                      Gross Margin Percent......          39%              24%

                                                         For the Six Months
                                                             Ended June 30,
                                                     1997               1996
                                                  ---------           ---------
                                                   Volumes             Volumes
Production:
    Natural Gas Processed (Mcf) ...............     164,242             185,447
            B-G Mix (gallons) .................     396,200             461,400
            Propane (gallons) .................     321,400             349,000
                                                  ---------           ---------
                  Total .......................     717,600             810,400
                                                  =========           =========
Average Sales Price of Liquids (per gallon) ...   $    0.52           $    0.44

    Gross Margin: .............................      Amount             Amount
                                                  ---------           ---------
             Revenue ..........................   $ 371,856           $ 355,680
             Costs ...........................     (204,299)           (252,008)
                                                  ---------           ---------
              Gross Margin ....................   $ 167,557           $ 103,672
                                                  =========           =========
                      Gross Margin Percent.....          45%                29%

The decrease in natural gas processing volumes (per Mcf) during 1997 when compared to the same periods in 1996, can be substantially attributed to the normal decline in production from the two fields owned and operated by the Company that supply the gas plant with the natural gas. The change in revenue in 1997 when compared to the same period in 1996 is a direct result of the volume of natural gas processed and the corresponding changes in liquid prices.

Costs associated with the Gas Plant operations consist of both semi-fixed and variable costs. The semi-fixed costs consist of direct payroll, utilities, operating supplies, general and administrative costs, and other items necessary in the day-to-day operations. The semi-fixed costs are not expected to change significantly regardless of the volume processed by the Gas Plant. The variable costs consist primarily of purchased gas, plant fuel and shrink, lubricants, repair and maintenance, and costs of gas marketing and buying. These costs are generally a direct function of the volume processed by the Gas Plant and are expected to either increase or decrease proportionately with the corresponding plant production. The costs associated with the gas plant decreased in 1997 when compared to the same periods in 1996 primarily because of reductions in plant personnel and less gas was processed.

Oil Field Services and Oil Field Supply
Operating statistics for the Company's oil field service and supply operations for the periods presented are as follows:
                                                     For the Three Months
                                                        Ended June 30,
                                                   1997              1996
                                                -------------     --------
Revenue                                          $  145,893      $ 104,533
Costs                                              (139,475)      ( 93,402)
                                                -----------     ------------
Net Operating Income                            $     6,418      $  11,131
                                               ============     ==========
Net Operating Margin Percent                             4%             11%

                                                     For the Six Months
                                                        Ended June 30,
                                                   1997              1996
                                                -------------     --------
Revenue                                          $ 344,212      $  306,135
Costs                                             (293,133)       (240,677)
                                                ----------     -----------
Net Operating Income                             $  51,079      $   65,458
                                                 ==========     ===========
Net Operating Margin Percent                            15%            21%

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

General and Administrative
General and administrative ("G&A") expenses increased approximately $118,000 during the second quarter of 1997 and approximately $218,000 during the first half of 1997 when compared to the same periods in 1996. The increases for the first half of 1997 are summarized below:

 $ 56,000 -  For consulting services (legal, accounting, land and other)
             associated with the Company's expansion into the Gulf Coast.
   37,000 - Travel and entertainment costs associated with the Company's expansion into the Gulf Coast.
   36,000 - Recovery of Bad Debt in 1996 (this reduced G&A expense in 1996 - no such amounts were recovered in 1997)

    33,000-  Payroll costs associated with an increase in base pay and insurance benefits for virtually all the Company's officers and employees.
    26,000-  A Directors and Officers Liability Insurance Policy purchased on
             July 1, 1996.
    20,000   Directors compensation
    10,000-  All other, net.
  $218,000

The Company expects future G&A costs to be at least at those levels incurred in the second quarter of 1997, or approximately $130,000 per month.

Consulting Agreement - Related Party
In March 1996 the Company entered into a three-year consulting agreement with Beta Capital Group, Inc. ("Beta"). Beta, located in Newport Beach, California, specializes in emerging companies with both capital needs and market support requirements. Beta's president, Steve Antry, has been a director of the Company since August 1996. The consulting agreement with Beta provides for minimum monthly cash payments of $17,500 plus reimbursement for out-of-pocket expenses.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented, excluding the amortization of debt issuance costs, consisted of the following:

                                                   For the Three Months
                                                      Ended June 30,
                                            1997                       1996
                                     ---------------------      ----------------

Oil and Gas Properties               $       183,732           $       156,468
Gas Plant and Other Buildings                 60,929                    60,868
Rolling Stock                                 23,789                    25,570
Other Field Equipment                          9,676                     7,936
Furniture and Fixtures                        12,384                    11,830
Non-Compete Agreement                         11,499                    11,499
                                             --------                 --------
        Total                                302,009                   274,171
                                             =======                   =======

                                                     For the Six Months
                                                       Ended June 30,
                                            1997                        1996
                                    -----------------------     ----------------

Oil and Gas Properties               $       323,604           $       314,369
Gas Plant and Other Buildings                121,858                   122,940
Rolling Stock                                 50,893                    48,618
Other Field Equipment                         19,134                    15,882
Furniture and Fixtures                        24,754                    23,512
Non-Compete Agreement                         22,998                    22,998
                                             --------                 --------
        Total                                563,241                   548,319
                                             =======                   =======

The increase in DD&A for the periods presented is primarily related to the oil and gas properties which is a result of increased production.

Interest Expense
The higher interest expense incurred in 1996 is reflective of the increase in the average long-term debt outstanding and amortization of the corresponding debt issuance costs. Both of these circumstances are directly related to the convertible debentures sold by the Company pursuant to a private placement of convertible debentures completed in November 1996.

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

Item 2. Changes in Securities

(a) Effective June 11, 1997, in accordance with provisions of the Company's Articles of Incorporation, all outstanding $0.01 par value Series A Cumulative Convertible Preferred Stock were automatically converted into Common Stock and Common Stock Purchase Warrants. Other than the foregoing, there have been no modifications to any instruments defining the rights of the holders of any class of registered securities during the period covered by this report.

(b) No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities.

(c) Recent sales of unregistered securities. The Company issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"), during the six months ended June 30, 1997 and through the date of this Report.

     1. Effective January 10, 1997 the Company issued 315,000 shares of its common stock to three unrelated entities, Atocha Exploration, Inc., Potosky Oil and Gas, Inc., and Browning Oil Company, Inc., in exchange for an undivided interest in a producing oil and gas prospect designated as the East Bayou Sorrel Prospect in Iberville Parish, Louisiana.

     2. On January 31, 1997 the Company issued 250,000 shares of its common stock upon exercise of outstanding purchase warrants of $1.25 per share for a total proceeds of $312,500. The holders of the warrants received them as part of a "unit" sold in a private placement in 1995 that consisted of common stock and warrants. The Company relied upon Section 4(2) of the Securities Act and Rule 506 of Regulation D in claiming exemption from registration requirements of the Securities Act for securities sold. The shares of common stock issued upon exercise of the warrants were registered for resale by the holders in Registration No. 33-94536.

     3. Between February 1, 1997 and March 10, 1997, the Company issued 1,500,000 shares of its common stock for $3,750,000 to a group of private investors each of whom qualified as an accredited investor as such term is defined in Regulation D adopted by the Securities and Exchange Commission. The Company paid a selling commission of $300,000. The Company relied upon Section 4(2) of the Securities Act and Rule 506 of Regulation D in claiming exemption from the registration requirements of the Securities Act for the securities sold.

     4. Between March 14, 1997 and April 15, 1997, the Company sold 52,000 shares of its common stock for $130,000 to a group of private investors each of whom qualified as an accredited investor as such term is defined in Regulation D adopted by the Securities and Exchange Commission. The Company paid a selling commission of $10,400. The Company relied upon Section 4(2) of the Securities Act and Rule 506 of Regulation D in claiming exemption from the registration requirements of the Securities Act for the securities sold.

     5. Through June 30, 1997 holders of $820,000 of the Company's outstanding collateralized convertible 10% debentures ("Debentures") surrendered such Debentures to the Company for conversion into 273,332 shares of the Company's common stock in accordance with conversion provisions of the Debentures. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent. The shares of common stock issued upon conversion have been registered for resale by the holders on Registration No. 333-19589. The Company relied upon Section 3(a)9 of the Securities Act for issuance of the securities.

     6. On February 14, 1997, the Company issued 4,000 shares of its common stock to two consultants of the Company in lieu of cash for consulting services rendered to the Company valued at $8,000 for financial reporting purposes. The Certificates representing the shares issued bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent.

     7. Between March 1, 1997 and April 15, 1997 the Company issued 2,482,500 shares of its common stock upon exercise of a like number of warrants at $1.25 per warrant for a total proceeds of $3,103,125. Holders of such warrants acquired the warrants in the Company's 1996 private placement of Debentures and Warrants. The warrants would have expired if not previously exercised on April 15, 1997. The Certificates representing the shares issued upon exercise bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent. The shares issued upon exercise of warrants were registered by the Company for resale by the holders in Registration No. 333-19589. The Company relied upon Rule 506 of Regulation D in claiming exemption for the registration requirements of the Securities Act for issuance of the securities upon exercise of the warrants.

     8. Between March 1, 1997 and June 3, 1997, the Company issued 125,000 shares of its common stock upon exercise of outstanding stock purchase warrants at $0.75 per share for total proceeds of $82,500 to the Company. The Certificates representing the shares issued upon exercise bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent. The holder of the warrants is an affiliate of Beta Capital Group, Inc. with whom the Company has a consulting agreement and to whom the warrants were issued in February 1996. The shares of common stock issued upon exercise of the warrants were registered for resale by the holder in Registration No. 333-19589.

     9. Between June 23, 1997 and July 21, 1997 the Company issued 20,000 shares of its common stock upon exercise of outstanding stock purchase warrants at $0.75 per share for total proceeds of $15,000 to the Company (10,000 shares had been issued as of June 30, 1997). The warrants were originally issued to Beta Capital Group, Inc. with whom the Company has a consulting agreement and to whom the warrants were issued in February 1996. Subsequent to their issuance, Beta re-assigned the warrants to another holder. The Certificates representing the shares issued upon exercise bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent. The shares of common stock issued upon exercise of the warrants were registered for resale by the holder in Registration No. 333-19589.

     10. Between January 1997 and May 12, 1997, the Company issued 75,350 shares of its common stock upon exercise of outstanding stock purchase warrants issued by the Company between 1994 and 1996 to certain broker/dealers in connection with private placements of Company securities during such time. The Company received $134,900 of proceeds upon exercise of the warrants. The Certificates representing the shares issued upon exercise bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent. The shares of common stock issued upon exercise were registered by the Company for resale by the holders under Registration Nos. 333-19589 and 33-94536.

     11. On June 25, 1997 the Company issued 670 shares of its common stock to one retiring director in lieu of cash for services to the Company valued at $2,155 for financial reporting purposes. The Certificates representing the shares issued bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent.

     12. On July 14, 1997 the Company issued 3,150 shares of its common stock to one director in exchange for an overriding royalty interest in the producing oil and gas prospect designated as the East Bayou Sorrel Prospect, Iberville Parish, Louisiana. The shares were valued at $10,000 for financial reporting purposes. The Certificates representing the shares issued bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent.

     13. On July 18, 1997, the Company issued 2,240,000 shares of its common stock for $5,600,000 to a group of private investors each of whom qualified as an accredited investor as such term is defined in Regulation D adopted by the Securities and Exchange Commission. The Company paid a selling commission of $560,000. The Company relied upon Section 4(2) of the Securities Act and Rule 506 of Regulation D in claiming exemption from the registration requirements of the Securities Act for the securities sold. The Certificates representing the shares issued a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent.

Item 3. Defaults Upon Senior Securities

(a) There has been no material default in the payment of principal, interest, or any other material default, with respect to any indebtedness of the small business issuer during the period covered by this report.

(b) In December 1994, the Board of Directors elected to forgo the declaration of the regular quarterly dividend for the Company's Series A Cumulative Convertible Preferred Stock for the fourth quarter of 1994. In March 1995, the Board of Directors elected to suspend the Preferred Stock dividend indefinitely. The dividends continued to accrue on a monthly basis and were cumulative. Pursuant to the terms of the Articles of Incorporation, on June 11, 1997 all the outstanding Preferred Stock (96,847 shares on that date) plus all the dividends in arrears, automatically converted into Common Stock and Common Stock Purchase Warrants at a ratio of 3.1875 to 1. Accordingly, as of June 30, 1997, there were no shares of Preferred Stock outstanding and no dividends in arrears.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held at the Newport Beach Marriott Hotel and Tennis Club, 900 Newport Center Drive, Newport Beach, California on Saturday, May 31, 1997, at 10:00 A.M. Pacific Daylight Time. The matters submitted to a vote of the Company's security holders as well as the results of the votes cast are as follows:

    I.    Matters Voted Upon by Holders of Common Stock

          The election of three Class A directors to serve on the Company's Board of Directors totaling eleven directors. A summary of the votes cast are as follows:

                             Votes Received
                              In Favor of         Votes Withheld
                                      % of                  % of
                          Number     Shares      Number    Shares
R. Thomas Fetters, Jr    9,801,218     77.7%    38,076     .3%
James N. Burkhalter ..   9,801,218     77.7%    38,076     .3%
Patrick J. Duncan ....   9,799,718     77.6%    39,576     .3%




          As a result of the voting, R. Thomas Fetters, James N. Burkhalter and Patrick J. Duncan were elected as Class A Directors to serve in that capacity until the Annual Meeting of Stockholders in 2000.

    II.   Matters Voted Upon by Holders of Preferred Stock

          (1) The election of two directors to represent the holders of Preferred Stock on the Company's Board of Directors totaling eleven directors. A summary of the votes cast are as follows:

                Votes Received
                 In Favor of         Votes Withheld
                        % of                   % of
              Number   Shares        Number   Shares
           ---------------------------------------------------

Steve Antry   103,238      92.67%    372     .3%
LeRoy Smith   103,238      92.67%    372     .3%



          As a result of the votes, Steve Antry and Leroy Smith shall serve on the Company's Board of Directors representing the Preferred Stockholders until such time all past due dividends have been paid or until re-elected or replaced at the next Annual Meeting of the Company's stockholders in 1998.

    II.   Matters Voted Upon by Holders of Common Stock and Preferred Stock

          The approval of an amendment to the Articles of Incorporation increasing the number of authorized shares of common Stock from 25 million to 40 million. A summary of the votes cast are as follows:
                                 Shares               % of
               Vote              Voted              Shares
          --------------         -----------        ------
          In Favor of            9,431,576           74.4%
          Against                  328,282            2.6%
          Withheld                  79,436             .6%
          Not Voted              2,778,592           22.4%

          As a result of the voting, the stockholders of the Company ratified, approved and adopted the amendment to the Articles of Incorporation to increase the authorized Common Stock to 40 million shares.

Item 5. Other Information

In connection with the automatic conversion of all of the Company's outstanding Preferred Stock into Common Stock and Common Stock Purchase Warrants on June 11, 1997, the two directors that were elected to represent the Preferred Stockholders, Mr. LeRoy Smith and Mr. Steve Antry, were automatically dropped from the Board of Directors pursuant to the terms of the Articles of Incorporation. In July 1997, Mr. Antry was reinstated as a Class B director to serve in that capacity until the Annual Meeting of Stockholders in 1998. Accordingly, the Company's current Board of Directors consists of ten (10) directors.

Item 6. Exhibits and Reports on Form 8-K

   (a)    The following exhibits are filed with this report:

          (1)  Exhibit 27, "Financial Data Schedule".

   (b) The following reports on Form 8-K were filed during the quarter ended June 30, 1997:

          Item Reported         Date              Financial Statements

          (1) Item 5          May 31, 1997            None
          (2) Items 5 and 7   June 12, 1997           None
          (3) Items 5 and 7   June 27,1997            None

          There were no financial statements filed during the quarter ended June 30, 1997 other than the 10-QSB for the quarter ended March 31, 1997.


                                    SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PEASE OIL AND GAS COMPANY



Date: August 11, 1997     By: /s/ Willard H. Pease, Jr.
                          Willard H. Pease, Jr.
                          President and Chief Executive Officer



Date: August 11, 1997     By: /s/ Patrick J. Duncan
                          Patrick J. Duncan
                          Chief Financial Officer and
                          Principal Accounting Officer