Form 10QSB
period 1997-09-30
PEASE OIL & GAS CO /CO/
filed 1997-11-14
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                As of November 11,1997 the issuer had 15,741,769
                   shares of its $0.10 par value Common Stock
                             issued and outstanding.

       Transitional Small Business Issuer Disclosure Format Yes ____ No X

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                         NUMBER


PART I - Financial Information
           Item 1.  Financial Statements
                  Consolidated Balance Sheets. . . . . . . . . . . . . ..   3-4
                         September 30, 1997 (unaudited)
                      and December 31, 1996
                  Consolidated Statements of Operations . . . . . . . . .     5
                          For the Three Months Ended September 30, 1997
                      (unaudited) and 1996 (unaudited)
                  Consolidated Statements of Operations . . . . . . . . ..    5
                          For the Nine Months Ended September 30, 1997
                      (unaudited) and 1996 (unaudited)
                  Consolidated Statements of Cash Flows . . . . . . . . . . 6-7
                      For the Nine Months Ended September 30, 1997
                     (unaudited) and 1996 (unaudited)
                  Notes to Consolidated Financial Statements . . . . . . .  8-9
            Item 2.  Management's Discussion and Analysis . . . . . . . .    10
                       Disclosure Regarding Forward-Looking Statements       10
                       Liquidity and Capital Resources . . . . . . . . .     10
                              Capital Expenditures . . . . . . . . . . .     12
                              Exploration Activity. . . . . . . . . . . .    13
                         Results of Operations . . . . . . . . . .  . . . .  14
                          Overview . . . . . . . . . . . . . . . . . . . .   14
                          Total Revenue . . . . . . . . . . . . . . . . .    14
                          Oil and Gas . . . . . . . . . . . . . . . . . .    15
                          Natural Gas Marketing and Trading . . . . . . .    17
                          Gas Plant Processing Revenues . . . . . . . . . .  17
                          Oil Field Services and Oil Field Supply . . . . .  18
                          Well Administration and Other Income . . . . . .   19
                          General and Administrative . . . . . . . . . . .   19
                          Consulting Agreement - Related Party . . . . . .   19
                          Depreciation, Depletion and Amortization . . . .   20
                          Interest . . . . .  . . . . . . . . . . . . . . .. 20.
Part II - Other Information . . . . . . . . . . . . . . . . . . . . . . .    22
         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .    22
         Item 2.  Changes in Securities . . . . . . . . . . . . . . . . .    22
         Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . .    26
         Item 4.  Submission of Matters to a Vote of Security Holders . .    26
         Item 5.  Other Information . . . . . . . . . . . . . . . . . . .    26
         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .     26
Part III - Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .. . 27

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                              September 30,        December 31,
                                                 1997                    1996
                                           ---------------------   ------------

                                              (unaudited)


CURRENT ASSETS:

   Cash and equivalents ....................  $    3,939,355      $ 1,995,860
   Trade receivables ........................        769,297          599,648
   Inventory ................................        393,899          408,787
   Prepaid expenses and other ...............         64,585           56,327
                                                  ------------    ------------
        Total current assets ................      5,167,136        3,060,622
                                                  ------------    ------------
OIL AND GAS PROPERTIES, at cost (successful efforts method):
   Undeveloped properties ...................      2,163,341          351,727
   Exploration in progress ..................      3,764,767          181,312
   Developed properties .....................     13,891,773        9,505,408
                                                  ------------    ------------
        Total oil and gas properties ........     19,819,881       10,038,447
   Less accumulated depreciation, and depletion . (4,462,831)      (3,946,974)
                                                  ------------    ------------
        Net oil and gas properties ............   15,357,050        6,091,473
                                                  ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Gas plant ...................................   4,099,285        4,099,285
   Service equipment and vehicles .............      888,744          879,313
   Land, buildings and office equipment .......      462,597          459,228
                                                  ------------   ------------
       Total property, plant and equipment ...     5,450,626        5,437,826
   Less accumulated depreciation ..............   (1,647,747)      (1,376,154)
                                                  ------------    ------------
       Net property, plant and equipment .....     3,802,879        4,061,672
                                                  ------------    ------------
 OTHER ASSETS:
   Deferred debt issuance costs ..............       743,466        1,105,874
   Non-compete agreements ....................       272,181          306,678
   Other .....................................       272,493          274,830
                                                  ------------    ------------
          Total other assets ................      1,288,140        1,687,382
                                                  ------------    ------------
TOTAL ASSETS .................................  $ 25,615,205     $ 14,901,149
                                                  ============    ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                  September 30,    December 31,
                                                      1997             1996
                                                   -----------     -----------
                                                   (unaudited)

CURRENT LIABILITIES:
   Current maturities of long-term debt:
      Related parties ..........................  $     --            285,895
      Other ....................................      31,210           45,944
   Accounts payable, exploration costs .........     455,503            --
   Accounts payable, trade .....................     250,197          267,540
   Accrued production taxes ....................     252,910          288,122
   Other accrued expenses .......................    219,452          265,427
                                                                                                        -----------    -----------
         Total current liabilities ..............  1,209,272         1,152,928
                                                                                                        -----------    -----------
LONG-TERM LIABILITIES:
   Long-term debt, less current maturities:
      Convertible Debentures ...................   4,065,000         5,000,000
      Other ....................................      39,518            19,945
   Accrued production taxes ....................     204,941           256,088
                                                                                                        -----------    -----------
        Total long-term liabilities ............   4,309,459         5,276,033
                                                                                                        -----------    -----------
STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $0.01 per share,
      2,000,000 shares authorized, none
      and 179,938  shares of Series A  Cumulative
      Convertible  Preferred  Stock
      issued and outstanding, respectively .....         --              1,799
   Common Stock, par value $0.10 per share,
      40,000,000 shares authorized, 15,688,475 and
      7,526,817 shares issued and outstanding,
      respectively ..............................   1,568,848          752,682
   Additional paid-in capital ..................   30,404,822       17,392,329
   Accumulated deficit .........................  (11,877,196)      (9,674,622)
                                                                                                        -----------    -----------
         Total stockholders' equity ...........    20,096,474        8,472,188
                                                                                                        -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY ........................................  $  25,615,205   $  14,901,149

                                                    =========     ===========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                For The Three Months ..    For The Nine Months
                                                                                Ended September 30,        Ended September 30,
                                                                                --------------------   -------------------------
                                                                                   1997       1996          1997           1996
                                                                                ---------- ---------   -----------    -----------

REVENUE:
   Oil and gas sales ...........................................................$ 868,749  $ 594,730    $ 2,328,328    $ 1,846,708
   Natural gas marketing and trading ...........................................    --         --             --         2,048,565
   Gas plant processing ........................................................  153,848    175,389        525,704        531,069
   Oil field services and supply ...............................................  181,373    163,477        525,585        469,612
   Well administration and other income ........................................   28,666     28,196         67,570         84,684
                                                                                ---------   ----------  -----------    -----------
        Total revenue ..........................................................1,232,636    961,792      3,447,187      4,980,638
                                                                                ---------  -----------  -----------    -----------
OPERATING COSTS AND EXPENSES:
   Oil and gas production ......................................................  407,038    308,959      1,145,141        956,822
   Exploration costs ...........................................................  813,174     75,000      1,178,890         75,000
   Natural gas marketing and trading ...........................................    --          --             --        1,745,446
   Gas plant processing ........................................................   79,346    108,618        283,645        360,626
   Oil field services and supply ...............................................  176,090    175,748        469,223        416,425
   General and administrative ..................................................  339,079    258,941      1,045,258        746,883
   Consulting agreement-related party ..........................................  159,292     86,985        340,470        166,811
   Depreciation, depletion and amortization ....................................  340,714    259,264        903,955        807,583
                                                                                ---------  -----------  -----------    -----------
            Total operating costs and expenses .................................2,314,733  1,273,515      5,366,582      5,275,596
                                                                                ---------  -----------  -----------    -----------
LOSS FROM OPERATIONS ..........................................................(1,082,097)  (311,723)    (1,919,395)      (294,958)
OTHER INCOME (EXPENSES):
   Interest income .............................................................   70,029      8,700        133,142         17,784
   Interest expense ............................................................  (37,230)  (137,128)      (406,275)      (266,383)
   Gain (Loss) on sale of assets ...............................................   (3,855)   (24,362)       (10,046)        (7,713)
                                                                               ----------- -----------    -----------    -----------
        Total other income (expenses), net ....................................    28,944   (152,790)      (283,179)      (256,312)
                                                                                ---------- -----------    -----------    -----------
LOSS BEFORE INCOME TAXES ......................................................(1,053,153)  (464,513)    (2,202,574)      (551,270)
INCOME TAXES ...................................................................    --          --             --           41,409
                                                                                ---------  -----------    -----------    -----------
NET LOSS ......................................................................(1,053,153)  (464,513)    (2,202,574)      (509,861)
PREFERRED STOCK DIVIDENDS:
   In arrears ..................................................................    --       (50,672)          --         (152,016)
   Converted into common stock .................................................    --          --          (89,969)          --
                                                                               ----------- -----------    -----------    -----------
         Total preferred stock dividends ......................................     --       (50,672)       (89,969)      (152,016)
                                                                               ----------- -----------    -----------    -----------
NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS ..................................................................$(1,053,153)$(515,185)   $(2,292,543)   $  (661,877)
                                                                               =========== ===========   ===========    ===========
NET LOSS PER COMMON SHARE .....................................................$    (0.07) $   (0.07)   $     (0.19)   $     (0.09)
                                                                               =========== ===========   ===========    ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING .................................................... 14,976,000   7,310,000     12,191,000      7,254,000
                                                                               =========== ===========   ===========    ===========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                          For The Nine Months
                                                          Ended September 30,
                                                           1997           1996
                                                         --------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .......................................... $(2,202,574) $ (509,861)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Provision for depreciation and depletion .........   869,458     773,086
      Amortization of intangible assets ................   215,435     113,936
      Exploration costs ................................ 1,178,890      75,000
      Stock-based compensation .........................    60,000        --
      Loss on sale of property and equipment ...........    10,045       7,713
      Issuance of common stock for services ............    10,155      61,027
      Provision for bad debt ...........................      --        21,491
   Changes in operating assets and liabilities:
   (Increase) decrease in: ............................   (169,649)    554,857
      Trade receivables ................................    34,164      98,437
      Inventory .......................................    (23,421)    (32,367)
      Prepaid expenses and other assets
   Increase (decrease) in: ............................    (17,343)   (964,444)
      Accounts payable ................................   (132,334)   (190,600)
                                                        ----------- -----------
      Accrued expenses ................................   (167,174)      8,275
                                                        ----------- -----------
     Net cash provided by (used in) operating
activities
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment .... (9,566,126) (1,147,942)
   Proceeds from sale of property and equipment .......     52,867     145,740
   Proceeds from redemption of certificate of
          deposit .....................................     17,500      40,000
                                                        -----------  -----------
      Net cash provided by (used in) investing ........ (9,495,759)   (962,202)
                                                       ---------    -----------
activities

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................      --      3,415,000
   Repayment of long-term debt ........................   (331,747) (1,827,848)
   Proceeds from sale of common stock .................  9,480,000      68,750
   Proceeds from exercise of common stock
          options and warrants ........................  3,866,353        --
   Offering and other costs associated with long-
          term debt, stock and warrants ............... (1,408,178)   (524,101)
                                                       -----------   -----------
      Net cash provided by (used in) financing ........ 11,606,428   1,131,801
                                                       -----------   -----------
activities
 INCREASE IN CASH AND EQUIVALENTS ....................   1,943,495     177,874
 CASH & EQUIVALENTS, beginning of period .............   1,995,860     677,275
                                                       -----------  -----------
 CASH & EQUIVALENTS, end of period ...................$  3,939,355  $  855,149
                                                       ----------- -----------

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (continued)

                                                           For The Nine Months
                                                            Ended September 30,
                                                            1997       1996
                                                          --------   --------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
   Cash paid for interest:
      Related parties ................................   $   42,417  $   --
      Other .........................................       357,801    134,123
                                                           --------   --------
         Total .......................................   $  400,218  $ 134,123
                                                           ========   ========
   Cash paid for income taxes ........................   $    --     $   --
                                                           ========   --------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
   Long-term debt incurred for purchase of vehicles ..   $   50,691  $   --
                                                           ========   ========
   Conversion of debentures into common stock ........   $  935,000  $   --
                                                           ========   ========
   Acquisition of oil and gas properties for common
         stock .......................................   $  885,000  $   --
                                                           ========   ========
   Estimated fair value of warrants granted for debt
         issuance costs ...............................  $     --    $  475,000
                                                           ========   ========
   Debt Issuance Costs associated with converted
           debentures .................................  $  181,470  $    --
                                                           ========   ========
   Oil and gas equipment transferred to inventory ....   $   19,276  $    --
                                                           ========   ========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

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

Note 2 - Preferred Stock:

Pursuant to the terms of the Articles of Incorporation, on June 11, 1997 all of the outstanding Preferred Stock automatically converted into the Company's Common Stock and Common Stock Purchase Warrants. On June 11, 1997 there were 96,847 shares of Preferred Stock outstanding that converted into 308,692 shares of Common Stock and 308,692 Common Stock Purchase Warrants. Accordingly, as of September 30, 1997 there are no shares of Preferred Stock issued or outstanding.

Note 3 - Stock-Based Compensation

The Company has entered into consulting agreements with a director and an unrelated individual to assist the Company in its acquisition, exploration and exploitation activities in the Gulf Coast region of the United States. The agreements are in effect until May and December 1998 and provide for cash compensation, reimbursement of expenses, and a fee of .5% of the direct cost of consummated acquisitions which are identified by the consultant. Additionally, the Company agreed to pay the consultants' fees equal to 2% and 5% of net cash flow after payout from certain identified exploration and exploitation projects.

The agreements also provided that the consultants would receive options and warrants for an aggregate of 150,000 shares. These options and warrants are exercisable for five years at exercise prices ranging from $3.00 to $3.44 per share. The Company has determined the value of these options using the Black Scholes model and has recognized the fair value of approximately $180,000 as an exploration cost in the accompanying statements of operations for the three and nine months ended September 30, 1997.

The Company has also granted warrants for an additional 100,000 shares of common stock to Beta Capital Group, Inc. These warrants are exercisable for a period of five years at an exercise price of $3.75 per share. The Company has determined the value of these options using the Black Scholes model and has recognized the fair value of approximately $60,000 as consulting expense in the accompanying statements of operations for the three and nine months ended September 30, 1997. A shareholder of Beta is a member of the Company's Board of Directors.

Note 4 - Exploration Agreements:

During the quarter ended September 30, 1997, the Company entered into three exploration agreements with certain unrelated entities. The Company acquired a 12.5% interest in certain seismic and lease options, oil and gas leases, and seismic permits for an aggregate of approximately 130,000 gross acres located in three counties in Texas. At September 30, 1997, the Company has approximately $1.6 million included in exploration in progress in the accompanying balance sheet representing funds advanced for its share of lease options and cash calls on future seismic operations. As the costs are incurred, the Company will expense, as exploration costs, those amounts related to seismic or other geological or geophysical costs. Through September 30, 1997, the Company had incurred approximately $158,000 for surveying and seismic costs which have been charged to exploration costs. Upon evaluation of the seismic results, the Company is required to pay its 12.5% share of the cost to exercise the options to enter into lease agreements for the properties.

Note 5 - Income Taxes:

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

Note 6 - Reclassifications:

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

Liquidity and Capital Resources
At September 30, 1997, the Company's cash balance was $3,939,355 with a positive working capital position of $3,957,864, compared to a cash balance of $1,995,860 and a positive working capital position of $1,907,694 at December 31, 1996. The change in the Company's cash balance for the first nine months of 1997 is summarized as follows:

 Cash Balance at December 31, 1996                                   $1,995,860
 Sources of Cash:
   Proceeds from the sale of common stock                             9,480,000
   Proceeds from the exercise of common stock options and warrants    3,866,353
   Proceeds from the sale of property and equipment                      52,867
   Proceeds from the redemption of a certificate of deposit              17,500
                                                                     -----------
       Total Sources of Cash                                         15,412,580
 Uses of Cash:
   Acquisition of oil and gas interest in
       East Bayou Sorrel                                             (3,415,000)
   Exploration Activities                                            (5,464,200)
   Other Capital Expenditures                                          (686,926)
   Costs associated with the sale of common stock and
       exercise of common stock warrants                             (1,408,178)
   Payments on long term debt                                          (331,747)
   Cash used in operating activities                                   (167,174)
                                                                   ------------
      Total uses of cash                                            (11,473,225)
                                                                  -------------
 Cash balance at September 30, 1997                                  $3,939,355
                                                                     ==========

Although most of the Company's sources of cash during the first nine months of 1997 were derived from capital raising equity transactions (which are discussed more thoroughly later in this report under Item 2(c) in Part II below), it is important to note that a portion of the funds were used to acquire a significant interest in the East Bayou Sorrel Field, located in Iberville Parish, Louisiana. This field includes two discovery wells, the Schwing #1 and #2 that accounted for 26% of the Company's oil and gas production (on a BOE basis), 31% of the Company's oil and gas revenue, and 54% of the Company's operating income from oil and gas activities during the nine months of 1997. The operating statistics for these wells, along with all the other oil and gas properties, are more fully illustrated later in this report under the Results of Operations section under the caption "Oil and Gas". An additional exploratory offset to the C.E. Schwing #1 and #2, known as the C.E. Schwing #3, is currently being drilled to test an additional fault block in this field. The proposed total depth of 13,500 feet is expected to be reached by the end of November 1997.

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

The agreement with NEGX specifies that the Company's minimum obligation is at least $5.0 million per year in dry hole, or drilling, costs. Additional costs will be incurred for completion and development of successful projects. Accordingly, the Company anticipates the actual obligation will be higher assuming that a reasonable amount of success is achieved with the underlying prospects. Through September 30, 1997, the Company had incurred total costs of approximately $3,861,000 in connection with this agreement.

In addition to the agreement with NEGX, the Company is pursuing other exploration opportunities with various industry partners. For instance, during the third quarter of 1997, the Company signed various exploration agreements regarding a joint venture with Parallel Petroleum Corporation ("Parallel"), a publicly held entity headquartered in Midland, Texas. The agreements contemplate the Company will own a 12.5% working interest in three separate 3-D seismic exploratory projects covering 130,000 acres in and around Jackson County, Texas within the Yegua/Frio/Wilcox geological trend. The Company decided to pursue the joint venture with Parallel based on Parallel's history of success in the Yegua/Frio/Wilcox Trend. For example, between October 1994 and April 1997, utilizing 3-D seismic imaging and other new technologies, Parallel participated in drilling 54 exploratory wells, of which 43 have been producers -- an 80% success rate. Beginning with seismic operations which commenced in August 1997, the projects contemplated in the agreements with Parallel will span the course of the next two to three years. Contingent on the result of the seismic surveys, up to 75 wells may be drilled. Total cash commitments associated with this joint venture are approximately $2.5 million in 1997 for land and seismic costs (of which approximately $1.7 had been incurred through September 30, 1997) and an additional $2.5 million to $7.5 million over the term of the projects for drilling costs that are subject to the results of the seismic surveys.

If even a modest percentage of the contemplated exploratory prospects with NEGX, Parallel and other industry partners are successful and those properties are eventually fully developed, the net reserves of recoverable oil and gas attributable to the Company's interest would be several times the Company's present reserves. The Company's current Rocky Mountain reserves are approximately 2 million barrels of oil (or equivalent). With the addition of East Bayou Sorrel and other discoveries in the Gulf Coast region, the Company believes its reserves have at least doubled in 1997. This, combined with the agreements with NEGX and Parallel provide the Company with an exploration program that has the potential to significantly increase its existing reserves and future cash flow.

The Company expects to spend $3.0 to $6.0 million during the remainder of 1997 for exploration and development activities including the anticipated exploration costs associated with the agreements with NEGX and Parallel. The Company's current and anticipated cash position will be insufficient to cover the future working capital and exploration obligations and the Company will need to seek additional financing. The Company is exploring various alternatives and future sources of capital may include additional debt or equity financings, the sale of certain existing assets, or a combination thereof.

The Company is currently exploring the possibility of selling its Rocky Mountain oil and gas assets -- including the gas plant, oil and gas properties and the service and supply operations. On a best efforts basis, the Company has contracted with a divestment firm, with offices in Houston, Texas and Denver, Colorado, to prepare and distribute a divestment package and solicit potential offers. The divestment packages will be distributed to potential buyers in November 1997. However, it cannot be determined at this time whether or not any acceptable offer(s) to purchase the assets will be received, nor if any offer would ultimately be accepted by the Company.

Capital Expenditures
During the first nine months of 1997 the Company paid $9,566,126 for investment in capital assets which is summarized as follows:

                                                     For the Nine Months Ending
                                                        September 30, 1997
Acquisitions of oil and gas interest in East Bayou Sorrel        $    3,415,000
Exploration Activities -
    Successful Efforts                                                1,313,677
    Exploratory Wells in Progress                                     1,667,101
    Exploratory Dry Holes                                               841,259
    Lease Options and Cash Calls on Future Seismic Operations         1,642,163
                                                                    -----------
        Total Exploration Activities                                  5,464,200
Workovers or Recompletions of Rocky Mountain properties                 597,632
        Total Oil and Gas properties                                  9,476,832
Service and Other Field Equipment                                        85,464
Office Equipment                                                          3,830
                                                                 --------------
        Total Capital Expenditures                               $    9,566,126
                                                                    ==========

The acquisitions of the oil and gas interest in East Bayou Sorrel consisted of purchasing a 10% working interest, an additional 7.8125% after prospect payout working interest, and a .001% overriding royalty interest. NEGX, the operator of the property, is initiating a 50-square mile 3-D seismic program covering the East Bayou Sorrel field and surrounding areas that began in November 1997 and should ultimately complement an already extensive database of reprocessed

2-D seismic and a number of existing well logs. It is anticipated that East Bayou Sorrel and the surrounding area will ultimately become one of the Company's core production areas.

EXPLORATION ACTIVITY:

As of the date of this report, the following is a summary of exploratory prospects currently in process or which are expected to commence drilling in the fourth quarter of 1997:

                       AMERADA HESS CORPORATION: OPERATOR

    Maurice Field Prospect
      Company's working interest 8.4375%
      Well name: Trahan #1, Lafayette, Louisiana
      Status: Completion of 16,300 ft. well underway. Production test will be performed upon completion of pipeline. Testing awaiting.

    Maurice Field Prospect
      Company's working interest 8.4375%
      Well name: S. Broussard, et al No.1 (offset to Trahan #1)
      Status: Depending on rig availability, drilling is expected to commence in December 1997.

                     NATIONAL ENERGY GROUP, INC. : OPERATOR

    Southeast Gueydan Prospect
      Company's working interest 9.375%
      Well name: Hardee #1, Vermillion Parish, Louisiana
      Status: Drilling at approximately 9,900 ft.; Proposed Target Depth 16,750 ft. (Miogyp Test)

    East Bayou Sorrel Prospect
      Company's working interest 10% with additional 6.7% After Prospect Payout Well name: Schwing #3, Iberville Parish, Louisiana
      Status: Drilling at approximately 12,000 ft.; Proposed Target Depth 13,500 ft. (Marg Vag and Cib Haz Test)

    Robertsdale Alabama Prospect
      Company's working interest 10%
      Well name: McDaniel 9-10 #1, Baldwin County, Alabama
      Status: Drilling at approximately 19,100 ft.; Proposed Target Depth 20,000 ft.

    West Grand Bayou Prospect
      Company's working interest 9.375%
      Well name: Ramos #1, Assumption Parish, Louisiana
      Status: Original objective was dry. Based on an evaluation of the dip log and re-evaluation of 2-D seismic data, the operator is considering an attempt at a secondary objective.

    South Tiger Bayou Prospect
      Company's working interest 9.375%
      Well name: NEG Donner #1, Terrebonne Parish, Louisiana
      Status: Depending on rig availability, drilling is expected to commence in late November 1997.

    Bayou Sorrel Area
      Project: 3-D Seismic Shoot covering 50 square miles
      Status: Survey and drilling shot holes during November 1997.

                    PARALLEL PETROLEUM CORPORATION: OPERATOR

    Southwest Segno Prospect, Liberty County, Texas
      Company's working interest 30%
      Well name: No. 1 Cain Well
      Status: Depending on rig availability, drilling is expected to commence in late December 1997.

    PARALLEL 3-D SEISMIC PROGRAM:

      Texana Prospect: 25,000 acres 12.5% working interest
      Status: Surveying is approximately 90% complete. Shot hole drilling is approximately 40% complete.

      Ganado Prospect: 25,000 acres 12.5% working interest
      Status: Surveying is approximately 70% complete. Ready to start shot hole drilling.

      Formosa Grande Prospect: 80,000 acres 12.5% working interest
      Status: Recording is approximately 21% complete. Shot hole drilling is approximately 50% complete.

                      TRANSTEXAS GAS CORPORATION: OPERATOR

    Company has a 2.129% carried working interest in both wells

    Well name: Bennett #4, Brazoria, Texas
    Status: Drilling at approximately 9,400 ft.; Proposed Target Depth 13,000 ft

    Well name: Zinn Unit #1, Brazoria, Texas
    Status: Drilling at approximately 9,000 ft.; Proposed Target Depth 14,153 ft

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

Total Revenue
Total Revenue from all operations was as follows:



                                                      For the Three Months
                                                       Ended September 30,
                                                      1997            1996
                                                   ----------      ----------
Oil and gas sales ............................. $ 868,749  70%  $ 594,730   61%
Natural gas marketing and trading ............      --     --       --       -%
Gas plant processing .........................    153,848  13%    175,389   18%
Oil field services and supply ................    181,373  15%    163,477   17%
Well administration and other income ........      28,666   2%     28,196    4%
                                                --------- ----  ---------  -----
     Total revenue ..........................  $1,232,636 100%  $ 961,792  100%
                                                ========  ====  ========= =====

                                                       For the Nine Months
                                                        Ended September 30,
                                                      1997             1996
                                                   ----------       ----------
Oil and gas sales ...........................   $2,328,328  68% $1,846,708  37%
Natural gas marketing and trading ...........        --          2,048,565  41%
Gas plant processing ........................      525,704  15%    531,069  11%
Oil field services and supply ...............      525,585  15%    469,612   9%
Well administration and other ...............       67,570   2%     84,684   2%
                                                ---------- ---- ---------- ----
     Total revenue ..........................   $3,447,187 100% $4,980,638 100%

                                                ========== ===  ========== ====

The decrease in total revenue for the first nine months of 1997 when compared to the same period in 1996 is primarily a result of the expiration of the Company's natural gas marketing and trading contract with Public Service Company of Colorado effective July 1, 1996. As illustrated, revenues generated from that contract were $2,048,565, or 41% of the total revenue for the first nine months of 1996. This circumstance, along with any known trends or changes that effect revenue on a line-by-line basis, are discussed in the following paragraphs under their respective captions.

Oil and Gas - Operating statistics for oil and gas production for the periods presented are as follows:


                                      For the Three Months  For the Nine Months
                                       Ended September 30,  Ended September 30,
                                       -------------------  -------------------
                                          1997      1996      1997      1996
                                        -------   -------   -------   -------
Production:
   Oil (Bbls)
        Rocky Mtns ..................    20,200    23,600    60,500    76,500
        Gulf Coast ..................    15,500      --      31,200      --
                                        -------   -------   -------   -------
             Combined Total .........    35,700    23,600    91,700    76,500
                                         -------   =======   =======   =======
Gas (Mcf)
        Rocky Mtns ..................   103,000    98,700   296,500   316,500
        Gulf Coast ..................    41,000      --      57,900      --
                                        -------   -------   -------   -------
              Combined Total ........   144,000    98,700   354,400   316,500
                                        =======   =======   =======   =======
BOE (6:1)
        Rocky Mtns ..................    37,400    40,000   109,900   129,300
        Gulf Coast ..................    22,300      --      40,900      --
                                         -------   -------   -------   -------
              Combined Total ........    59,700    40,000   150,800   129,300
                                 =======   =======   =======   =======


Average Collected Price:
   Oil (per Bbl)
        Rocky Mtns ...........   $   17.26     $   21.10     $  19.12  $  19.48
        Gulf Coast ...........   $   18.54     $    --       $  19.25  $    --
                                 ---------     ---------     --------  ---------
              Combined Average   $   17.82     $   21.10     $  19.16  $  19.48
                                 =========     =========     ========  =========
Gas (per Mcf)
         Rocky Mtns ..........   $    1.17     $    0.98     $   1.39  $   1.12
         Gulf Coast ..........   $    2.72     $    --       $   2.75  $    --
                                 ---------     ---------     --------  ---------
              Combined Average   $    1.61     $    0.98     $   1.61  $   1.12
                                 =========     =========     ========   ========
Per BOE (6:1)
         Rocky Mtns ..........   $   12.56     $   14.85     $  14.27  $  14.28
         Gulf Coast ..........   $   17.87     $    --       $  18.60  $   --
                                 ---------     ---------     ---------  --------
              Combined Average   $   14.55     $   14.85     $  15.45  $  14.28
                                 =========     =========     ========   ========

Operating Margins:
   Rocky Mtns:
       Revenue ...............   $ 469,759     $ 594,730     $   1,567,999     $   1,846,708
       Costs .................    (389,814)     (308,959)       (1,113,176)         (956,822)
                                 ---------     ---------     -------------     -------------
         Operating Margin ....   $  79,945     $ 285,771     $     454,823     $     889,886
                                 =========     =========     =============     =============
   Operating Margin Percent ..          17%           48%               29%               48%
   Gulf Coast:
        Revenue ..............   $ 399,000     $    --       $     760,329     $        --
        Costs ................     (17,224          --             (31,965)             --
                                 ---------     ---------     -------------     -------------
          Operating Margin ...   $ 381,776     $    --       $     728,364     $        --
                                 =========     =========     =============     =============
   Operating Margin Percent ..          96%         --                  96%             --
Combined Totals:
       Revenue ...............   $ 868,749     $ 594,730     $   2,328,328     $   1,846,708
       Costs .................    (407,038)    $(308,959)       (1,145,141)    $    (956,822)
                                 ---------     ---------     -------------     -------------
         Operating Margin ....   $ 461,720     $ 285,771     $   1,183,187     $     889,886
                                 =========     =========     =============     =============
   Operating Margin Percent ..          53%           48%               51%               48%

Production Costs per
BOE before DD&A:
          Rocky Mtn Region ...   $   10.43     $    7.60     $ 10.13  $   7.36
          Gulf Coast Region ..   $    0.77     $    --       $  0.78  $    --
                                 ---------     ---------     -------  ----------
              Combined Average   $    6.82     $    7.60     $  7.60  $   7.36
                                 =========     =========     =======  ==========
Change in Revenue
Attributable to:
    Production ...............   $ 300,752                    $ 338,547
    Price ....................     (26,733)                     143,073
                                -------------                -------------
  Total Increase in Revenue ..   $ 274,019                    $ 481,620
                                =============                =============

Most of the decrease in oil and gas production for the Rocky Mountain region can be attributed to the following: 1) the sale of several marginal, uneconomic, or nonstrategic oil and gas properties in the second quarter 1996 that accounted for 3,900 bbls. of oil and 4,500 Mcf of gas in the prior year; and 2) the natural decline in production that is inherent in oil and gas wells. Both these circumstances were largely offset by an increase in commodity prices and new production from the Gulf Coast Region.

The operating costs of the Rocky Mountain properties increased considerably in 1997 (both as a percentage of revenue and per BOE) when compared to the same periods in 1996, primarily as a result of an extensive amount of maintenance and stimulation procedures that were needed to maintain production. Most of the wells in the Rocky Mountain region are between 10 and 30 years old and the Company expects to incur higher costs from time to time since the equipment is aging
                                       16
and the reservoirs are on the latter part of the decline curve. Although the Company does not expect future costs of the Rocky Mountain properties to increase, and anticipates that they may even be lower, it cannot be determined when, if, or how much the costs of the Rocky Mountain properties will be in the future based on the age of the wells and corresponding equipment.

Natural Gas Marketing and Trading
The Company had a "take-or-pay" contract with Public Service Company of Colorado ("PSCo") which called for PSCo to purchase from the Company a minimum of 2.92 billion cubic feet ("BCF") of natural gas annually. The price paid the Company by PSCo was based on the Colorado Interstate Gas Commission's "spot" price, plus a fixed price bonus. The natural gas marketing and trading activities represent natural gas that was purchased from third parties and sold to PSCo under the terms of the contract. The contract with PSCo expired on June 30, 1996. Historically, the price paid by PSCo under that contract was at a premium above the market and therefore allowed for the marketing and trading activities. With the increasing competition fostering within all phases of the natural gas industry, it is unlikely that the Company will be able to negotiate another contract that pays at an above market premium. Accordingly, the Company is unlikely to resume marketing and trading activities. The operating results for this operation for the first nine months of 1996 and 1997 are as follows (no information is shown for the quarters ending September 30 since the contract expired on June 30, 1996):

                                          For the Nine Months
                                          Ended September 30
                                          1997          1996
                                          ----      -----------

Total Volume Sold (Mcf) ..                 --       1,223,855
Average Price ............                 --            1.67
                                                    -----------
      Total Revenue ......                 --     $ 2,048,565
Costs ....................                 --      (1,745,446)
                                                   -----------
      Gross Margin .......                 --     $   303,119
                                                    ===========
      Gross Margin Percent                                 15%

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

Gas Plant Processing Revenues
This category accounts for the natural gas processed and the natural gas liquids extracted and sold by the Gas Plant facility. Operating statistics for the periods presented are as follows:


                                                       For the Three Months
                                                        Ended September 30,
                                                          1997      1996
                                                        -------   -------
                                                        Volumes   Volumes
Production:
    Natural Gas Processed (Mcf) .....................    86,000    89,200
                                                        =======   =======
    Liquids Produced :
            B-G Mix (gallons) .......................   192,100   224,000
            Propane (gallons ........................   163,600   166,600
                                                        -------   -------
                  Total .............................   355,700   390,600
                                                        =======   =======
Average Sales Price of Liquids (per gallon) .........   $  0.40   $  0.40

   Gross Margin: ..................................      Amount          Amount
                                                     -----------     -----------
             Revenue ..............................  $   153,848    $   175,389
             Costs ................................      (79,346)      (108,618)
                                                     -----------     -----------
                   Gross Margin ...................  $    74,502    $    66,771
                                                     ===========     ===========
                      Gross Margin Percent .......          48%             38%

                                                          For the Nine Months
                                                          Ended September 30,
                                                         1997            1996
                                                    -----------     -----------
                                                      Volumes          Volumes
Production:
    Natural Gas Processed (Mcf) ..................     250,200         274,700
                                                     ===========     ===========
    Liquids Produced:
            B-G Mix (gallons) ....................     588,300         685,300
            Propane (gallons) ....................     485,000         515,700
                                                     -----------     -----------
                  Total .........................    1,073,300       1,201,000
                                                    ===========     ===========
Average Sales Price of Liquids (per gallon) .....  $      0.41     $      0.45

    Gross Margin: ..............................       Amount          Amount
                                                    -----------     -----------
             Revenue ...........................   $   525,704     $   531,069
             Costs .............................      (283,645)       (360,626)
                                                    -----------     -----------
                   Gross Margin ................   $   242,059     $   170,443
                                                   ===========     ===========
                      Gross Margin Percent .....           46%             32%

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

Costs associated with the Gas Plant operations consist of both semi-fixed and variable costs. The semi-fixed costs consist of direct payroll, utilities, operating supplies, general and administrative costs, and other items necessary in the day-to-day operations. The semi-fixed costs are not expected to change significantly regardless of the volume processed by the Gas Plant. The variable costs consist primarily of purchased gas, plant fuel and shrink, lubricants, repair and maintenance, and costs of gas marketing and buying. These costs are generally a direct function of the volume processed by the Gas Plant and are expected to either increase or decrease proportionately with the corresponding plant production. The costs associated with the gas plant decreased in 1997 when compared to the same periods in 1996 primarily because of reductions in plant personnel and because less gas was processed.

Oil Field Services and Oil Field Supply
Operating statistics for the Company's oil field service and supply operations for the periods presented are as follows:


                                                          For the Three Months
                                                           Ended September 30,
                                                          1997          1996
                                                        ---------     ---------
Revenue ............................................   $ 181,373     $ 163,477
Costs ..............................................    (176,090)     (175,748)
                                                        ---------     ---------
Net Operating Income ...............................   $   5,283     $ (12,271)
                                                        =========     =========
Net Operating Margin Percent ......................          11%           (8%)


                                                           For the Nine Months
                                                           Ended September 30,
                                                          1997          1996
                                                       ---------     ---------
Revenue .............................................   $ 525,585     $ 469,612
Costs ...............................................    (469,223)     (416,425)
                                                        ---------     ---------
Net Operating Income ................................   $  56,362     $  53,187
                                                        =========     =========
Net Operating Margin Percent .......................          11%           11%

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

General and Administrative
General and administrative ("G&A") expenses increased approximately $80,000 during the third quarter of 1997 and approximately $298,000 during the first nine months of 1997 when compared to the same periods in 1996. The increases for the first nine months of 1997 are summarized below:

 $  110,000   -    For consulting services (geological, geophysical, legal,
                   accounting, land and other)associated with the Company's
                   expansion into the Gulf Coast.
     56,000   -    Travel and entertainment costs associated with the Company's expansion into the Gulf Coast.
     47,000   -    Payroll costs associated with an increase in base pay and
                   insurance benefits for virtually all the Company's officers and employees.
     36,000   -    Recovery of Bad Debt in 1996 (this reduced G&A expense in
                   1996 - no such amounts were recovered in 1997)
     25,000   -    A Directors and Officers Liability Insurance Policy purchased on July 1, 1996.
     19,000   -    Directors compensation
      5,000   -    All other, net.
$   298,000

The Company expects future G&A costs to be at least at those levels incurred in the third quarter of 1997, or approximately $120,000 to $130,000 per month.

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

During 1997, the Company has also granted Beta warrants for an additional 100,000 shares of common stock. These warrants are exercisable for a period of five years at an exercise price of $3.75 per share. The Company has determined the value of these options using the Black Scholes model and has recognized the fair value of approximately $60,000 as consulting expense in the accompanying statements of operations for the three and nine months ended September 30, 1997. A shareholder of Beta is a member of the Company's Board of Directors.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented, excluding the amortization of debt issuance costs, consisted of the following:


                                                           For the Three Months
                                                            Ended September 30,
                                                              1997      1996
                                                            -------   -------
Oil and Gas Properties ..........................         $   221,414 $ 143,691
Gas Plant and Other Buildings ....................             60,932    60,938
Rolling Stock ...................................              24,728    25,000
Other Field Equipment ............................              9,615     8,671
Furniture and Fixtures .........................               12,526     9,465
Non-Compete Agreement ...........................              11,499    11,499
                                                             -------   -------
        Total ...................................         $   340,714 $ 259,264
                                                              =======   =======


                                                            For the Nine Months
                                                            Ended September 30,
                                                              1997      1996
                                                             -------   -------
Oil and Gas Properties .........................          $   545,018 $ 458,060
Gas Plant and Other Buildings ...................             182,790   183,878
Rolling Stock ..................................               75,619    73,618
Other Field Equipment ...........................              28,749    24,553
Furniture and Fixtures ..........................              37,280    32,977
Non-Compete Agreement ...........................              34,497    34,497
                                                              -------   -------
        Total ...................................         $   903,953 $ 807,583
                                                              =======   =======

The increase in DD&A for the periods presented is primarily related to the oil and gas properties which is a result of increased production. Based on production, DD&A for the oil and gas properties has remained relatively constant ranging from $3.54 to $3.71 per BOE during the periods presented.

Interest
Total Interest incurred, and its allocation, for the periods presented is as follows:


                                                           For the Three Months   For the Nine Months
                                                           Ended September 30, .   Ended September 30,
                                                           1997         1996        1997         1996
                                                         ---------    ---------   ---------    ---------

Interest paid or accrued .............................. $ 105,296    $  76,775   $ 346,740    $ 186,944
Amortization of debt issuance costs ...................    53,337       60,353     180,938       79,439
                                                         ---------    ---------   ---------    ---------
Total interest incurred ................................  158,633      137,128     527,678      266,383
Interest capitalized ................................... (121,403)        --      (121,403)        --
                                                         ---------    ---------   ---------    ---------
Interest expense .......................................$  37,230    $ 137,128   $ 406,275    $ 266,383
                                                         =========    =========   =========    =========

The higher interest incurred in 1996 is reflective of the increase in the average long-term debt outstanding and amortization of the corresponding debt issuance costs. Both of these circumstances are directly related to the convertible debentures sold by the Company pursuant to a private placement of convertible debentures completed in November 1996.

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

(c) Recent sales of unregistered securities. The Company issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"), during the nine months ended September 30, 1997.

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

     5. Through September 30, 1997 holders of $935,000 of the Company's outstanding collateralized convertible 10% debentures ("Debentures") surrendered such Debentures to the Company for conversion into 311,665 shares of the Company's common stock in accordance with conversion provisions of the Debentures. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent. The shares of common stock issued upon conversion have been registered for resale by the holders on Registration No. 333-19589. The Company relied upon Section 3(a)9 of the Securities Act for issuance of the securities.

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

     8. Between March 1, 1997 and June 3, 1997, the Company issued 135,000 shares of its common stock upon exercise of outstanding stock purchase warrants at $0.75 per share for total proceeds of $101,250 to the Company. The Certificates representing the shares issued upon exercise bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent. The holder of the warrants is an affiliate of Beta Capital Group, Inc. with whom the Company has a consulting agreement and to whom the warrants were issued in February 1996. The shares of common stock issued upon exercise of the warrants were registered for resale by the holder in Registration No. 333-19589.

     9. Between June 23, 1997 and September 30, 1997 the Company issued 116,250 shares of its common stock upon exercise of outstanding stock purchase warrants at $0.75 per share for total proceeds of $87,188 to the Company. The warrants were originally issued to Beta Capital Group, Inc. with whom the Company has a consulting agreement and to whom the warrants were issued in February 1996. Subsequent to their issuance, Beta re-assigned the warrants to another holder. The Certificates representing the shares issued upon exercise bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent. The shares of common stock issued upon exercise of the warrants were registered for resale by the holder in Registration No. 333-19589.

     10. Between January 1997 and September 29, 1997, the Company issued 138,850 shares of its common stock upon exercise of outstanding stock purchase warrants issued by the Company between 1994 and 1996 to certain broker/dealers in connection with private placements of Company securities during such time. The Company received $216,900 of proceeds upon exercise of the warrants. The Certificates representing the shares issued upon exercise bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent. The shares of common stock issued upon exercise were registered by the Company for resale by the holders under Registration Nos. 333-19589 and 33-94536.

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

     13. On July 18, 1997, the Company issued 2,240,000 shares of its common stock for $5,600,000 to a group of private investors each of whom qualified as an accredited investor as such term is defined in Regulation D adopted by the Securities and Exchange Commission. The principal underwriter was San Jacinto Securities, inc. and the Company paid selling commissions of $560,000. The Company relied upon Section 4(2) of the Securities Act and Rule 506 of Regulation D in claiming exemption from the registration requirements of the Securities Act for the securities sold. The Certificates representing the shares issued a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent.

     14. Between August 29, 1997 and September 9, 1997 the Company issued 42,675 shares of common stock to two former directors upon exercise of outstanding options. The Company received $45,390 of proceeds upon exercise of the warrants. The Certificates representing the shares issued a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent.

The Company relied on section 4(2) of The Securities Act in issuing the securities described in paragraphs 1, 6, 8, 12 and 14 without registration. Each of the persons who acquired the securities had full information concerning the business of the officers of the Company, certificates representing the securities bear a restrictive legend as described above and the securities were acquired for investment.

Item 3. Defaults Upon Senior Securities

(a) There has been no material default in the payment of principal, interest, or any other material default, with respect to any indebtedness of the small business issuer during the period covered by this report.

(b) In December 1994, the Board of Directors elected to forgo the declaration of the regular quarterly dividend for the Company's Series A Cumulative Convertible Preferred Stock for the fourth quarter of 1994. In March 1995, the Board of Directors elected to suspend the Preferred Stock dividend indefinitely. The dividends continued to accrue on a monthly basis and were cumulative. Pursuant to the terms of the Articles of Incorporation, on June 11, 1997 all the outstanding Preferred Stock (96,847 shares on that date) plus all the dividends in arrears, automatically converted into Common Stock and Common Stock Purchase Warrants at a ratio of 3.1875 to 1. Accordingly, as of September 30, 1997, there were no shares of Preferred Stock outstanding and no dividends in arrears.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of shareholders.

Item 5. Other Information

In connection with the automatic conversion of all of the Company's outstanding Preferred Stock into Common Stock and Common Stock Purchase Warrants on June 11, 1997, the terms of office of two directors who were elected to represent the Preferred Stockholders, Mr. LeRoy Smith and Mr. Steve Antry, automatically terminated and they were no longer directors pursuant to the terms of the Articles of Incorporation. In July 1997, Mr. Antry was elected as a director to fill one of the vacancies to serve in that capacity until the Annual Meeting of Stockholders in 1998.

On October 1, 1997, Mr. Richard A. Houlihan resigned his position as a director. Mr. Houlihan tendered his resignation to pursue other interests and allow someone more active with the Company to be added on the Board of Directors. The Board appointed Mr. Stephen L. Fischer to fill the vacancy. Mr. Fischer is associated with Beta Capital Group, Inc. as an independent contractor and has been active in the Company's marketing efforts since March 1996.

On November 7, 1997, Mr. J. N. "Newt" Burkhalter resigned his position as a director. Mr. Burkhalter is currently the Company's Vice President of Production and Engineering. However, Mr. Burkhalter intends to retire from this position sometime in the near future and work for the Company from time to time as a consultant, on an as needed basis. Since Mr. Burkhalter intends to serve the Company as a consultant in the future, he tendered his resignation as a director to establish independence between himself and the Company. The Company's current Board, as established by Board Resolution in accordance with the By-Laws, consists of ten (10) seats. Mr. Burkhalter's resignation created a vacancy on the Board, with a term expiring at the Annual Meeting of Stockholders in 2000. The Company will either appoint a qualified candidate to fill this vacancy in the near future or reduce the number of directors to nine (9).

Item 6. Exhibits and Reports on Form 8-K

    (a)        The following exhibits are filed with this report:

               (1) Exhibit 27, "Financial Data Schedule".

    (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1997 other than the 10-QSB for the quarter ended June 30, 1997.


                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PEASE OIL AND GAS COMPANY




Date: November 14, 1997               By: /s/ Willard H. Pease, Jr.
                                      Willard H. Pease, Jr.
                                      President and Chief Executive Officer



Date: November 14, 1997               By: /s/ Patrick J. Duncan
                                      Patrick J. Duncan
                                      Chief Financial Officer and
                                      Principal Accounting Officer