Form 10KSB/A
period 1996-12-31
PEASE OIL & GAS CO /CO/
filed 1998-03-31
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission File Number 0-6580
                            PEASE OIL AND GAS COMPANY
           (Name of small business issuer as specified in its charter)

                Nevada                                         87-0285520
      State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                   Identification Number)

      751 Horizon Court, Suite 203,
      Grand Junction, Colorado                                    81506
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

                                TABLE OF CONTENTS

PART I                                                                    Page

ITEM 1.      BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . .    1
                      General. . . . . . . . . . . . . . . . . . . . . .    1
                      Recent Acquisitions and Development. . . . . . . .    1
                      Business Strategy. . . . . . . . . . . . . . . . .    2
                      Operations. . . . . . . . . . . . . . . . . . . .     2
                      Competition. . . . . . . . . . . . . . . . . . . .    3
                      Markets. . . . . . . . . . . . . . . . . . . . . .    3
                      Regulations. . . . . . . . . . . . . . . . . . . .    3
                      Operational Hazards and Insurance. . . . . . . . .    6
                      Administration. . . . . . . . . . . . . . . . . .     6
ITEM 2.      PROPERTY. . . . . . . . . . . . . . . . . . . . . . . . . .    7
                      Principal Oil and Gas Interests. . . . . . . . . .    7
                      Gulf Coast Prospects. . . . . . . . . . . . . . . .   8
                      Colorado Properties. . . . . . . . . . . . . . . .    9
                      Utah Properties           . . . . . . . . . . . . .  10
                      Wyoming Properties. . . . . . . . . . . . . . . .  . 10
                      Title to Properties. . . . . . . . . . . . . . . ..  11
                      Estimated Proved Reserves. . . . . . . . . . . . ..  11
                      Net Quantities of Oil and Gas Produced   . . . . ..  12
                      Drilling Activity. . . . . . . . . . . .. . . . . .  12
ITEM 3.      LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .  . 12
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .  13

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .  13
                      Market Information. . . . . . . . . . . . . . . . .  13
                      Stockholders. . . . . . . . . . . . . . . . . . . .. 13
                      Dividends. . . . . . . . . . . . . . . . . . . . .   13
                      Recent Sales of Unregistered Securities    . . . .   14
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS. . . . . . . . . . . .   15
                      Selected Financial Data. . . . . . . . . . . . . .   15
                      Results of Operations. . . . . . . . . . . . . . . . 19
ITEM 7.      FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . 26
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . 26

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . . .  26
ITEM 10.     EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .  28
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT30
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . 32

PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . 34

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

 The following table presents information on the Company's major operating areas as of December 31, 1996:
                                                 Net Proved Reserves
      STATE             REGION                     Bbls          Mcf
    CO, WY, NE          DJ Basin                 996,000      3,950,000
    Utah                Greater Cisco
                         and Four Corners        143,000        750,000
    Wyoming             Big Horn Basin            35,000           -
    CO & AR             Various                    1,000        133,000
                                               ------------   -----------
         Total                                 1,175,000      4,833,000
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

The residue gas sold at the tailgate of the Company's Gas Plant to PSCo is subject to a month-to-month contract and the Gas sold to HP is subject to a 17-year contract. The gas to both parties is priced on an MMBtu basis at an index spot price. As a note, the current sales of processed natural gas by the Company to PSCo is not directly related to the Company's former natural gas marketing and trading contract which expired July 1, 1996. See "Management's Discussion and Analysis--Total Revenue."

See Management's Discussion and Analysis--Gas Plant Processing Revenues, for a discussion of the possibility that the Company might consider shutting down its Gas Plant.

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

ITEM 2 - PROPERTIES

PRINCIPAL OIL AND GAS INTERESTS

Developed Acreage - The Company's producing properties as of December 31, 1996 are located in the following areas shown in the table below:

                                         OIL      GAS                     Developed Acreage
                                        Gross    Net(2)   Gross   Net(2)    Gross   Net(2)
Fields ..................   State      Wells(1) Wells(1) Wells(1) Wells    Acreage  Acreage
-------------------------   --------   ------   ------   ------   ------   ------   ------
Loveland Field ..........   Colorado       88       87                      5,083    5,047
Lower Horse Draw Field ..   Colorado        2        1                        400      204
North Minto Field .......   Colorado        3        3                        440      432
Pod Field ...............   Colorado        6        6                        600      600
Yenter Field ............   Colorado        6        6                      1,655    1,655
Johnson's Corner ........   Colorado        5        4                      1,122    1,122
West Peetz Field ........   Colorado        5        4                        785      785
Cisco Dome ..............   Utah            1        1       38       31    8,877    8,267
Cowboy ..................   Utah            4        4                      1,200    1,199
Enos Creek ..............   Wyoming         2        1                        280      215
Other Fields ............   CO/NB/UT       25       23        4        3    6,443    4,543
                                       ------   ------   ------   ------   ------   ------

    Totals ................               147      140       42       34   26,885   24,069
                                       ======   ======   ======   ======   ======   ======

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
                                                        December 31,
                                               1996       1995          1994
                                            ----------  ----------  -----------
Estimated Proved Oil Reserves (Bbls)        1,175,000    1,294,000    1,352,000
Estimated Proved Gas Reserves (Mcf)         4,833,000    5,851,000    5,724,000

Estimated Future Net Revenues (before the
     estimated future income taxes)      $ 26,506,000  $15,480,000  $14,016,000
Present Value of Estimated Future
    Net Revenues (before the estimated
    future income tax expenses)          $ 15,641,000  $ 9,616,000  $ 8,519,000

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

NET QUANTITIES OF OIL AND GAS PRODUCED

The Company's net oil and gas production for each of the last three years (all of which was from properties located in the United States) was as follows:

                                Year Ended December 31,
                       1996              1995               1994
                    ---------         ---------         -------
     Oil (Bbls)      100,000           121,000           155,000
     Gas (Mcf)       412,000           497,000           543,000

The average sales price per barrel of oil and Mcf of gas, and average production costs per barrel of oil equivalent ("BOE") excluding depreciation, depletion and amortization were as follows:

                          Average Sales Prices                     Average
     Year Ended                                                  Production
     December 31    Oil (Bbls)     Gas (Mcf)     Per BOE        Cost Per BOE
    -----------    -----------    -----------    --------       ------------
        1996         $20.35         $1.26         $15.10           $8.46
        1995         $16.77         $1.18          12.85           $7.92
        1994         $15.94         $1.36          13.09           $8.90

The above table represents activities related only to oil and gas production. It does not include any value from the natural gas liquids extracted by the Gas Plant.

DRILLING ACTIVITY

The following table summarizes the Company's oil and gas drilling activities, all of which were located in the continental United States, during the last three fiscal years:

                                   Year Ended December 31,
                          1996            1995                  1994
                          ----            -----                -------
Wells Drilled .....   Gross   Net       Gross   Net         Gross   Net

Exploratory
     Oil ..........     -      -          -      -            -      -
     Gas ..........     -      -          -      -            -      -
     Non-productive     1     .19                             1     .25
                       ---   -----       ----   -----        ---    ----
         Total ....     1     .19         -      -            1     .25
                       ===   =====       ====   =====        ===    ====

Development
     Oil ..........     1      1          -      -            4     3.92
     Gas ..........     -      -          -      -            -       -
     Non-productive     -      -          -      -            -       -
                       ---    ---        ----   ----        -----   -----
         Total ....     1      1                              4     3.92
                       ===    ===        =====  ====        =====   =====

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

Bid Quotations - The following table shows the range of high and low bid quotations for each quarterly period since January 1, 1995, as reported by the National Association of Securities Dealers, Inc. (such quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.):
                                               Bid Prices
                                  Common Stock          Preferred Stock

       Quarter Ended             High      Low           High      Low
       ------------------      -------  --------        --------  -----
       December 31, 1996       3 5/16    2 1/16         10 3/4     6
       September 30, 1996      2 1/8    1 7/32           6 3/4     5 1/4
       June 30, 1996           1 11/16  1 5/64           7         4 1/4
       March 31, 1996          1 3/8      19/32          5         3-1/2

       December 31, 1995         9/16     13/32          4 5/8     3 7/8
       September 30, 1995        7/8      1/2            4 5/8     4 5/8
       June 30, 1995             31/32    5/8            5 7/8     4 3/4
       March 31, 1995          2 3/32   1 3/4            5 7/8     3 5/8

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

             2. On March 9, 1996, the Company issued 38,050 shares of its common stock to 22 persons who were employees or directors of the Company in lieu of cash for services to the Company valued at $38,050 for financial reporting purposes.

             3. In March 1996 the Company issued warrants entitling the holders to purchase up to 1,000,000 shares of the Company's common stock at $0.75 per share to 14 persons in connection with a consulting agreement between the Company and Beta Capital Corp., with whom the Company has a consulting agreement. Issuance of the warrants was required by the consulting agreement and the exercise price of the warrants was equal to the reported market price for the Company's common stock at the time the Company became obligated to issue the warrants. For financial reporting purposes, these warrants were valued at $294,000. The warrants are exercisable for five years from the date of issuance.

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

             8. On December 16 and 17, 1996, the Company issued 17,500 shares of its common stock upon exercise of two warrants held by two persons. The warrants had been issued in the private placement of securities described in subparagraph 1 above. The Company received proceeds of $21,875 upon exercise of the warrants.

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

             11. On March 9, 1996, the Company issued warrants to purchase 40,000 shares of common stock at $0.75 per share to one person in lieu of cash for consulting services provided to the Company valued at $22,400 for financial reporting purposes. The warrants may be exercised at any time before March 9, 2001.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

SELECTED FINANCIAL DATA

    Statement of Operations Data:                     Year Ended December 31,
                                                     1996                1995
                                                   ------------      ---------
Oil and gas sales                                  $2,546,676      $ 2,623,782
Natural gas marketing and trading                   2,067,379        3,872,565
Gas plant processing revenue                          818,356        1,135,050
Total revenue                                       6,165,664        9,031,816
Net loss                                           (1,411,582)        (765,436)
Preferred Stock Dividends:
   Declared                                             -                 -
   Converted                                          (22,750)        (117,000)
   In arrears                                        (179,938)        (202,688)
Non-cash inducement                                     -           (1,523,906)
                                                  -------------     -----------
Net loss applicable
   to common stockholders                         $(1,614,270)     $(2,609,030)
                                                   ===========      ===========

Per Share Data:                                      1996               1995
                                                  --------------    -----------
Before non-cash inducement charge                 $     (0.22)     $     (0.18)
Effect of non-cash inducement charge                    -                (0.24)
                                                  --------------    -----------
Net loss per
   common share                                   $     (0.22)     $     (0.42)
                                                  ==============  =============
Cash dividends declared per common share          $     -          $        -
                                                  ==============  =============

Balance Sheet Data:                                  As of December 31,
                                                    1996             1995
                                              ----------------    ---------
Working capital (deficit)                     $  1,907,694      $  (500,180)
Total assets                                  $ 14,888,754      $13,439,726
Long-term liabilities                         $  3,543,863      $ 1,602,811
Stockholder's equity                          $ 10,191,963      $ 9,017,262

Disclosure Regarding Forward-Looking Statements
This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, statements under "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements and the assumptions upon which such forward- looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to have been correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to, the Company's ability to generate additional capital, risks inherent in oil and gas acquisitions, exploration, drilling, development and production, price volatility of oil and gas, competition, shortages of equipment, services and supplies, government regulation, environmental matters, financial condition of the other companies participating in the exploration, development and production of oil and gas programs and other matters. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

Liquidity and Capital Resources
At December 31, 1996, the Company's cash balance was $1,995,860 with a positive working capital position of $1,907,694, compared to a cash balance of $677,275 and a working capital deficit of $500,180 at December 31, 1995. The change in the Company's cash balance is summarized as follows:

    Cash balance at December 31, 1995                        $     677,275
    Cash used in operating activities                             (143,615)
    Capital expenditures                                        (1,403,413)
    Proceeds from the sale of property
      and equipment                                                163,821
    Redemption of certificate of deposit                            53,500
    Payments on long-term debt                                  (1,795,670)
    Net proceeds from issuance of
      convertible debt                                           4,323,992
    Proceeds from common stock
      subscription receivable and warrant exercises, net           119,970
                                                               ------------
    Cash balance at December 31, 1996                        $   1,995,860
                                                               ============

The significant improvement in the Company's cash balance and working capital position is directly related to: a) the proceeds received from the private placement of convertible debentures; and b) the repayment of the entire balance of outstanding debt with Colorado National Bank ("CNB"). In November 1996, the Company completed a private placement of $5,000,000 of collateralized convertible debentures and warrants to purchase up to 2,500,000 shares of stock, sold in "Units", which generated net cash proceeds of $4,300,000. Each Unit sold for $50,000 and consisted of one $50,000 five-year 10% collateralized convertible debenture and warrants to purchase 25,000 shares of the Company's common stock at $1.25 per share. The estimated fair value of the detachable warrants of 41,829,000 has been treated as a discount which is being amortized using the interest method. After considering the discount and other debt issuance costs, the effective interest rate is 22% for these debentures. The debentures are collateralized by a first priority interest in certain oil and gas properties owned and operated by the Company. The debentures are convertible, at the holders option, into the Company's common stock for $3.00 per share and may be redeemed by the Company, in whole or in part, beginning at a premium of 110% of the original principal amount and are subject to adjustment beginning on April 25, 1999. Interest on the debentures is payable quarterly and the entire principal balance will be due on April 15, 2001. The warrants are currently exercisable and will expire on July 31, 2001. The Company is entitled to call the warrants at any time after February 15, 1997 at a price of $0.10 per warrant. (As discussed later in this section, the Company initiated a call on these warrants on February 28, 1997.) In a registration statement effective February 10, 1997, the Company registered for resale: (1) the shares of common stock into which the debentures may be converted; and (2) the shares of common stock issuable upon exercise of the warrants.

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

In March 1996 the Company retained Beta Capital Group, Inc. ("Beta") as a consultant to the Company. Beta is located in Newport Beach, California and specializes in emerging oil and gas companies that have capital resources needs and market support requirements. Beta has worked closely with the Company to structure its financings and meet the Company's expected cash and capital resources requirements. Mr. Antry was added to the Company's Board of Directors on August 10, 1996. Beta's President, Steve Antry, was an officer of Benton Oil and Gas Company between 1989 and 1992. During that time, Mr. Antry was instrumental in obtaining various sources of capital that Benton Oil and Gas required during a very significant growth period. Based on Mr. Antry's background, the Company believes that Beta adds a tremendous value to the Company because of their network of financial resources. Therefore, the Company will attempt to utilize Beta's syndication of financial resources to fund future capital requirements. See "Consulting Agreement--Related Party" on page 24 and "Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

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

Capital Expenditures

During 1996, the Company capitalized or invested $1,403,413 in property and equipment as follows:

   Oil and Gas Properties:
     Drilling Costs -
        Exploratory Dry Holes                                    $     525,000
        Developmental well                                             435,647
                                                                  ------------
            Total Drilling Costs                                       960,647
        Workovers or Recompletions of existing properties              206,627
        Deposit on future exploratory well                             181,312
                                                                  ------------
            Total Oil and Gas properties                             1,348,586
   Service Equipment and Rolling Stock                                  27,777
   Office Equipment                                                     19,930
   Gas Plant facility                                                    7,120
                                                                 -------------
                                                                   $ 1,403,413

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

Total Revenue
Total Revenue from all operations was as follows:
                                   For the Year Ended December 31,
                                    1996                     1995
                             ------------------       --------------------
                              Amount          %         Amount           %
Oil and gas sales            $2,546,676     41%       $2,623,782       29%
Natural gas marketing
  and trading                 2,067,379     34%        3,872,565       43%
Gas plant processing            818,356     13%        1,135,050       13%
Oil field services
  and supply                    618,225     10%        1,302,741       14%
Well administration
  and other income              115,028      2%           97,678        1%
                               --------   -----        ----------     -----
      Total revenue          $6,165,664    100%       $9,031,816      100%
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

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                                              For the Year Ended December 31,
                                               1996                     1995
                                             -----------             ---------
Production:
    Oil (bbls)                               100,000                    121,500
    Gas (Mcf)                                412,000                    496,500
    BOE (6:1)                                168,700                    204,000
Average Collected Price:
    Oil (per bbl)                        $     20.35              $       16.77
    Gas (per Mcf)                        $      1.26              $        1.18
    Per BOE (6:1)                        $     15.10              $       12.85
Gross Margin:
    Revenue                              $ 2,546,676              $   2,623,782
    Operating costs                       (1,426,549)                (1,617,318)
                                          -----------               -----------
      Gross Margin                       $ 1,120,127              $   1,006,464
                                          ==========                 =========
      Gross Margin Percent                       44%                        38%
                                          ===========                ==========
Average Production Costs per
  BOE before DD&A                        $     8.46               $       7.92
DD&A per BOE                                   3.50                       3.63
                                          -----------                ----------
    Total Costs of Production
      per BOE                            $    11.96               $      11.55
                                           =========                ===========
Change in oil and gas revenue
  attributed to:
    Production                           $  (465,388)
    Price                                    388,282
                                           ---------
     Net change between 1995 and 1996    $   (77,106)
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

The production included in the above tables and associated with the wells sold during 1996 is as follows:

                                         For the Year Ended December 31,
Divested Production                          1996             1995
-------------------                       ------------    ----------
Oil (bbls)                                   3,900           16,700
Gas (Mcf)                                    4,500           23,000
BOE (6:1)                                    4,650           20,500

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

Operating statistics for the Company's Marketing and Trading Activities for the periods presented are as follows:

                                          For the Year Ended December 31,
                                            1996                       1995
                                         -------------              ---------
    Total Volume Sold (Mcf)               1,223,855                  2,586,205
    Average Price                       $      1.69             $         1.50
                                          -------------           ------------
             Total Revenue                2,067,379                 $3,872,565
    Costs                                (1,745,446)                (3,404,169)
                                         ------------               -----------
             Gross Margin               $   321,933                $   468,396
                                          ===========               ==========

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

Gas Plant Processing Revenues
This category accounts for the natural gas processed and the natural gas liquids extracted and sold by the Gas Plant facility.

Operating statistics for the periods presented are as follows:
                                                 For the Year Ended December 31,
                                                        1996             1995
                                                     ----------       ---------
    Production:
          Natural Gas Processed (Mcf) -
               From Company owned wells                363,000          424,600
               Third party gas                                          228,000
                                                     ----------      ----------
                      Total gas processed              363,000          653,400
          Liquids Produced -
               B-G Mix (gallons)                       907,600        1,314,900
               Propane (gallons)                       694,000        1,053,900

      Average Sales Price of Liquids (per gallon)    $    0.45      $      0.34
                                                     ===========   ============

    Gross Margin:                               Amount          Amount
                                              ----------      ----------
               Revenue                        $ 818,356        $1,135,050
               Costs                           (464,512)         (942,867)
                                              ------------    ------------
                      Gross Margin            $ 353,844        $  192,183
                                               ===========     ===========
                      Gross Margin Percent          43%               17%

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

As stated above, the Company currently processes natural gas exclusively from wells owned or operated by the Company. Given the extremely competitive environment in the DJ Basin where the gas plant facility is located, management is exploring the possibility of increasing the Company's net cash flow by entering into a gas processing agreement with a third party. Under this scenario, the current operations at the gas plant facility would be shut down and the gas currently processed by the plant would be sold to a third party. Although no formal decision has been made, this possibility is being disclosed since such a decision may ultimately impact the carrying value of the gas plant facility under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets." As of December 31, 1996 the net carrying value of the gas plant facility was approximately $3.34 million. It is not certain at this time if a decision of this nature will ultimately be made, and if so, if that decision would ultimate impact the carrying value of the gas plant facility. However, should a determination be made in the future that the carrying value of the gas plant facility will not be realized, a non-cash impairment charge may need to be recognized as prescribed under SFAS No. 121, which could have a material negative impact on the Company's future results of operations and balance sheet.

Should operations at the Company's Gas Plant Facility be shut down and the Company's gas processing activities discontinued, the Company would anticipate incurring shut down costs, in addition to impairment charges as discussed above. Although the amount of any such costs is unknown at this time, the Company does not anticipate that any such costs or expenses would be material. The Company is not aware of any environmental degradation which exists, or the obligation for remediation of which would arise under applicable state or federal environmental laws. The Company does not maintain a fund for environmental or other similar costs. Any such costs or expenses would be paid by the Company out of operating capital.

Oil Field Services and Oil Field Supply
Operating statistics for the Company's oil field service and supply operations for the periods presented are as follows:

                                         Service and Supply Operations
                                        For the Year Ended December 31,
                                           1996                   1995
                                       -------------           -----------
    Revenue                            $    618,225            $ 1,302,741
    Costs                                   553,343             (1,391,588)
                                       -------------            -----------
    Net Operating Income (Loss)        $     64,882          $     (88,847)
                                        ===========            ============

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

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented by cost center consisted of the following:
                                             For the Year Ended December 31
                                               1996                 1995
                                          -------------           ---------
    Oil and Gas Properties                  $ 589,853         $    741,924
    Gas Plant Operations                      234,534              245,953
    Service and Supply Operations             140,132              166,173
    Furniture and Fixtures                     45,126               46,437
    Non-Compete Agreements                     45,994               91,827
                                           -----------          -----------
      Total                                $1,055,639           $1,292,314
                                           ==========           ===========

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

Interest Expense
The higher interest expense incurred in 1996 is reflective of the increase in the average long-term debt outstanding and amortization of the corresponding debt, discount and issuance costs. Both of these circumstances are directly related to the convertible debentures sold by the Company pursuant to the private placement completed in November 1996 and previously discussed under the caption Liquidity and Capital Resources.

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

                                      SUMMARY COMPENSATION TABLE
                                        Annual Compensation             Long-Term Compensation Awards
                                                                       Restricted       Securities
Name and Principal                                       Other Annual  Stock            Underlying
Position                      Year   Salary    Bonus     Compensation  Awards         Options/SARs(#)
--------                      ----   --------  -----     ------------  -------         ---------------
Willard H. Pease, Jr ....   1996   $78,530(1)   $5,000(3)$101,250 (2)   None              110,400
      President and Chief   1995   $75,240(1)   None     None           None              139,600
      Executive Officer .   1994   $75,240(1)   None     None           None                None

     (1) Includes $240 contributed by the Company to a qualified 401(k) retirement plan.

     (2) At December 31, 1995 the Company owed $60,000 to Mr. Pease. This loan was unsecured, bore interest at 8% per annum and was originally due on January 31, 1996. On March 9, 1996 the Board of Directors agreed to change the terms of the note to allow the note to be convertible into the Company's common stock at $1.00 per share, the then current market rate, in exchange for a one-year extension on the note. On December 16, 1996 Mr. Pease elected to convert the note in its entirety, the note was canceled and Mr. Pease was issued 60,000 shares of the Company's restricted common stock. The $101,250 shown as other annual compensation represents the difference between the closing sales price as reported by NASDAQ on December 16, 1996 and the conversion price of $1.00 per share. No additional amounts have been shown as Other Annual Compensation because the aggregate incremental cost to the Company of personal benefits provided to Mr. Pease did not exceed the lesser of $50,000 or 10% of his annual salary in any given year.

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

                                             Option/SAR Grants in Last Fiscal Year

                                                     Individual Grants

                                        Number of
                                       Securities        % of Total
                                       Underlying        Options/SARs
                                       Options/          Granted to             Exercise or
                                       SARs              Employees in           Base Price            Expiration
 Name                                  Granted (#)       Fiscal Year            ($/Sh)                      Date
---------------                        -----------       -----------------      ---------------        --------
Willard H. Pease, Jr.                  110,400 (1)           33.9%                $1.00(3)             03/08/01
      President and Chief               60,000 (2)           18.4%                $1.00(3)             01/31/97
      Executive Officer

     (1) Consists of 8,900 shares underlying options issued under one of the Company's qualified stock option plans and 101,500 shares underlying warrants to purchase common stock. All these Options and Warrants became exercisable on September 8, 1996.

     (2) At December 31, 1995 the Company owed $60,000 to Mr. Pease. This loan was unsecured, bore interest at 8% per annum and was originally due on January 31, 1996. On March 9, 1996 the Board of Directors agreed to change the terms of the note to allow the note to be convertible into the Company's common stock at $1.00 per share, the then current market price, in exchange for a one-year extension on the note.

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

                                      Aggregated Option/SAR Exercises in Last Fiscal Year
                                                  and FY-End Option/SAR Values
                                                                          Number of
                                                                          Securities                 Value of
                                                                          Underlying                 Unexercised
                                                                          Unexercised                In-the-Money
                                                                          Options/SARs               Options/SARs
                                                                          at FY-End (#)              at FY-End ($)
                      Shares Acquired     Value Realized                  Exercisable/               Exercisable/
 Name                 on Exercise (#)                   ($)               Unexercisable              Unexercisable
--------              -----------------      ------------------------     -------------              -------------
Willard H. Pease, Jr.   60,000 (1)              $101,250 (1)               250,000/-0-               $544,557/-0- (2)
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

    Name and Address of
      Beneficial Owner or             Amount and Nature of
Name of Officer or Director           Beneficial Ownership(1)   Percent of Class
---------------------------          ------------------------   ----------------
Steve Allen Antry
   901 Dove Street, Suite 230
   Newport Beach, CA 92660              671,832 Shares (2)           7.4%
James N. Burkhalter
   P.O. Box 60219
   Grand Junction, CO 81506             165,710 Shares (3)           2.0%
Patrick J. Duncan
   P.O. Box 60219
   Grand Junction, CO 81506             170,625 Shares (4)           2.0%
Richard A. Houlihan
   650 Town Center Drive, Suite 550
   Costa Mesa, CA 92625                 288,983 Shares (5)           3.4%
Homer C. Osborne
   1200 Preston Road #900
   Dallas, TX 75230                      49,407 Shares (6)           0.6%
Willard H. Pease, Jr.
   P.O. Box 60219
   Grand Junction, CO 81506             786,139 Shares (7)           9.2%
James C. Ruane
   5010 Market St.
   San Diego, CA 92102                  281,838 Shares (8)           3.3%
Leroy W. Smith
   P.O. Box 10040
   Santa Ana, CA 92711-0040             181,280 Shares (9)           1.8%
Robert V. Timlin
   1989 South Balsam
   Lakewood, CO 80277                    63,490 Shares (10)          0.8%
Clemons F. Walker
   748 Rising Star Drive
   Henderson, NV 89104                  362,763 Shares (11)          4.2%
William F. Warnick
   2022 Broadway
   Lubbock, TX 79401                     84,193 Shares (12)          1.0%

  All Officers and Directors
  as a  group (eleven persons)        3,106,260 Shares (13)         29.8%

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

In March 1996 the Company entered into a three-year consulting agreement with Beta Capital Group, Inc. ("Beta"). Beta's president, Steve Antry, has been a director of the Company since August 1996. The consulting agreement with Beta provides for minimum monthly cash payments of $17,500 plus reimbursement for out-of-pocket expenses. The Company also agreed to pay Beta additional fees, as defined in the agreement, that are based on a percentage of the gross proceeds generated from any public financing, private financing or from any warrants that are exercised during the term of the agreement. During 1996 the Company paid Beta, or its agents, a total of $424,706 under the terms of the agreement. The total amount paid consisted of: a.) $162,500 for monthly consulting fees; b.) $94,700 for the reimbursement of out-of-pocket expenses; c.) $163,000 for fees related to funds generated from private placements; and d.) $4,506 for fees related to funds generated from the exercise of warrants. In addition to the cash compensation, the Company granted Beta warrants to purchase 1.0 million shares of the Company's common stock for $.75 per share. As allowed under the terms of the agreement, Beta subsequently assigned 400,000 of those warrants to other parties, including 100,000 to a Mr. Richard Houlihan, a director of the Company. All these warrants expire in April 2001.

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

                                     PART IV


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.           Description and Method of Filing

(3.1)                 Articles of Incorporation, as amended. (1)
(3.2)                 Plan of Recapitalization. (1)
(3.3)                 Certificate of Amendment to the Articles of Incorporation
                      filed on July 6, 1994.  (2)
(3.4)                 Certificate of Amendment to the Articles of Incorporation
                      filed on December 19, 1994. (2)
(3.5)                 Bylaws, as amended and restated May 11, 1993. (1)
(4.1)                 Representative's Preferred Stock Purchase Warrant. (1)
(4.2)                 Warrant Agency Agreement between Willard Pease Oil and Gas
                      Company and American Securities Transfer, Inc. dated
                      August 23, 1993. (1)
(4.3)                 Amendment to Warrant Agency Agreement dated January 5,
                      1995. (2)
(4.4)                 Certificate of Designation of Series A Cumulative
                      Convertible Preferred Stock. (1)
(4.5)                 Certificate of Amendment of Certificate of Designation of
                      Series A Cumulative Convertible
                      Preferred Stock filed on August 16, 1993. (2)
(4.6)                 Second Certificate of Amendment of Certificate of
                      Designation of Series A Cumulative Convertible Preferred
                      Stock filed on November 1, 1994. (2)
(10.1)                Residue Gas Sales and  Purchase  Agreement  dated June 22,
                      1986,  between Western Gas Supply Company and Loveland Gas
                      Processing,  Ltd.,  and  Amendments  dated July 30,  1986,
                      August 12, 1986, September 11, 1986, April 16, 1987, April
                      1, 1988,  January 2, 1992, March 26, 1992 and May 1, 1992.
                      (1)
(10.2)                Amendment  dated December 1, 1993,  between Public Service
                      Company of Colorado and Loveland Gas Processing Co., Ltd.,
                      to Residue Gas Sales and Purchase Agreement dated June 22,
                      1986,  between Western Gas Supply Company and Loveland Gas
                      Processing, Ltd.
                      (2)
(10.3)                Gas Purchase and Sale Contract dated November 1, 1988,
                      between Fuel Resources Development Co. as seller and
                      Loveland Gas Processing Co., Ltd., as buyer, pertaining to the purchase of gas, and Amendments dated November 1, 1990
                      January 24, 1991, May 1, 1991, July 5, 1991, August 1,
                      1991, April 1, 1992 and August 1, 1992. (1)
(10.4)                Purchase Order No. 5 dated January 1, 1994 from Loveland
                      Gas Processing Co., Ltd. to Fuel Resources Development Co.
                      that amends the Gas Purchase and Sale Contract dated
                      November 1, 1988, between Fuel Resources Development Co.
                      and Loveland Gas Processing, Ltd. (2)
(10.5)                Form of Warrants issued to Ronin Group Ltd., and Clemons
                      F. Walker for the purchase of an aggregate of 240,000
                      shares of Common Stock. (3)
(10.6)                1990 Stock Option Plan. (1)
(10.7)                1993 Stock Option Plan (1)
(10.8)                1994 Employee Stock Option Plan. (2)
(10.9)                Form of 12% Convertible Unsecured Promissory Notes issued
                      by Pease Oil and Gas Company in 1994 Private Placement.(2)
(10.10)               Form of Warrants issued to brokers Sales Agents in 1994
                      Private Placements.  (2)
(10.11)               Employment Agreement effective September 16, 1994 between
                      Pease Oil and Gas Company and Willard H. Pease, Jr. (2)
(10.12)               Employment Agreement effective December 27, 1994 between
                      Pease Oil and Gas Company and Patrick J. Duncan. (2)
(10.13)               Employment Agreement effective December 27, 1994 between
                      Pease Oil and Gas Company and James N. Burkhalter. (2)
(10.18)               Interconnect Agreement dated January 1, 1995, between KN
                      Front Range Gathering Company and Loveland Gas Processing
                      Co., Ltd.(2)
(10.19)               Gas Gathering Agreement dated February 1, 1995, between KN
                      Front Range Gathering Company and Loveland Gas Processing
                      Co., Ltd. (2)

(10.20)               Agreement dated August 15, 1994, between Hewlett-Packard
                      Company, Loveland Gas Processing Co., Ltd., Pease Oil and
                      Gas Company and Pease Operating Company. (2)
(10.21)               Purchase and Sale Agreement dated April 24, 1995 among
                      Pease Oil and Gas Company, Thermo Cogeneration Partnership
                      L.P and Seahawk Energy, Inc.  (3)
(10.22)               Agreement between Beta Capital Group, Inc., and Pease Oil
                      and Gas Company dated March 9, 1996. (4)
(10.24)               Form of Warrants issued to Beta Capital Group, Inc. (8)
(10.25)               1996 Stock Option Plan. (8)
(10.26)               Mortgage, Assignment of Proceeds, Security Agreement and
                      Financing  Statement  from  Pease Oil and Gas  Company  to
                      Holders of 1996  Collateralized  Subordinated  Convertible
                      Debentures dated as of November 15, 1996. (8)
(10.27)               Purchase and Sale Agreement dated December 31, 1996 by and between Atocha Exploration, Inc., Browning Oil Company,
                      Inc., Potosky Oil and Gas, Inc. and Pease Oil and
                      Gas Company. (5)
(10.28)               Letter Agreement dated February 4, 1997 by and between
                      National Energy Group, Inc. and Pease Oil and Gas Company.
                      (6)
(10.29)               Purchase and Sale Agreement dated February 26, 1997 by and between Transworld Exploration & Production, Inc. (7)
(21)                  List of Subsidiaries. (3)
(23)                  Consents of Experts
(23.1)                Consent of McCartney Engineering, LLC Consulting Petroleum
                      Engineers
(23.2)                Consent of Hein + Associates LLP, Certified Public
                      Accountants
(27)                  Financial Data Schedule.

Footnotes:
   (1) Incorporated by reference to Registration Statement No. 33-64448 on Form SB-2.
   (2) Incorporated by reference to the Registrant's 1994 Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
   (3) Incorporated by reference to Registration Statement No. 33-94536 on Form SB-2.
   (4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
   (5)  Incorporated  by  reference  to Form 8-K filed  January 10,  1997.
   (6)  Incorporated  by  reference  to  Form  8-K  filed  February  19,  1997.
   (7)  Incorporated by reference to Form 8-K filed March 17, 1997.
   (8) Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 1996 filed March 28, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PEASE OIL AND GAS COMPANY

Date:  March 27, 1998                  By:/s/ Willard H. Pease, Jr.
                                       ----------------------------
                                       Willard H. Pease, Jr.
                                       President and Chief Executive Officer

Date:  March 27, 1998                  By: /s/ Patrick J. Duncan
                                       -------------------------
                                       Patrick J. Duncan
                                       Chief Financial Officer, Treasurer,
                                       and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 27, 1998                  By:/s/ Willard H. Pease, Jr.
                                       ----------------------------
                                       Willard H. Pease, Jr., President
                                       and Chairman of the Board

Date:  March 27, 1998                  By: /s/ Patrick J. Duncan
                                       -------------------------
                                       Patrick J. Duncan
                                       Chief Financial Officer,
                                       Treasurer, and Director

Date:  March 27, 1998                  By:/s/ Steve A. Antry
                                       ---------------------
                                       Steve A. Antry, Director

Date:  March 27, 1998                  By: /s/ R. Thomas Fetters, Jr.
                                       ------------------------------
                                       R. Thomas Fetters, Jr., Director

Date:  March 27, 1998                  By:/s/ Stephen L. Fischer
                                       --------------------------
                                       Stephen L. Fischer, Director

Date:  March 27, 1998                  By:/s/ Homer C. Osborne
                                       -----------------------
                                       Homer C. Osborne, Director

Date:  March 27, 1998                  By:/s/ James C. Ruane
                                       ---------------------
                                       James C. Ruane, Director

Date:  March 27, 1998                  By:/s/ Clemons F. Walker
                                       ------------------------
                                       Clemons F. Walker, Director

Date:  March 27, 1998                  By:/s/ William F. Warnick
                                       -------------------------
                                       William F. Warnick, Director