Form 10QSB/A
period 1997-03-31
PEASE OIL & GAS CO /CO/
filed 1998-03-31
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1997
       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

        Transitional Small Business Issuer Disclosure Format Yes___ No X

TABLE OF CONTENTS


                                                                      PAGE
                                                                      NUMBER


PART I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets                                            3-4
March 31, 1997 (unaudited)
and December 31, 1996

Consolidated Statements of Operations                                   5
For the Three Months
Ended March 31, 1997
(unaudited) and 1996 (unaudited)

Consolidated Statements of Cash Flows                                  6-7
For the Three Months Ended March 31, 1997
(unaudited) and 1996 (unaudited)

Notes to Consolidated Financial Statements                             8-9

Item 2. Management's Discussion and Analysis of                       10-19
Financial Condition and
Results of Operations

Part II - Other Information                                           19-22

Part III - Signatures                                                   22

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                               March 31,          December 31,
                                                 1997                1996
                                             ------------        -------------
                                               (unaudited)
CURRENT ASSETS:
 Cash and equivalents                      $   2,901,908         $  1,995,860
 Trade receivables                               591,335              599,648
 Inventory                                       459,304              408,787
 Prepaid expenses and other                       88,636               56,327
                                              ------------        ------------
   Total current assets                        4,041,183            3,060,622
                                              ------------        ------------

OIL AND GAS PROPERTIES, at cost
(successful efforts method):
 Exploratory wells in progress                   527,439              181,312
 Undeveloped properties                        2,101,727              351,727
 Developed properties                         12,697,554            9,505,408
                                             -------------        ------------
   Total oil and gas properties               15,326,720           10,038,447
 Less accumulated depreciation
 and depletion                                (4,086,845)          (3,946,974)
   Net oil and gas properties                 11,239,875            6,091,473

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Gas plant                                     4,099,285            4,099,285
 Service equipment and vehicles                  891,512              879,313
 Land, buildings and office equipment            459,228              459,228
                                              -------------        ------------
   Total property, plant and equipment         5,450,025            5,437,826
 Less accumulated depreciation                (1,454,796)          (1,376,154)
                                             --------------       -------------
   Net property, plant and equipment           3,995,229            4,061,672
                                              -------------        ------------

OTHER ASSETS:
 Non-compete agreements, net                     295,179              306,678
 Other                                           272,493              274,830
 Deferred debt issuance costs (Note 5)           956,465            1,093,479
                                              -------------      ------------
   Total other assets                          1,524,137            1,674,987
                                              -------------      ------------

TOTAL ASSETS                                $ 20,800,424         $ 14,888,754
                                              ============       ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)



                                                 March 31,        December 31,
                                                   1997               1996
                                               ------------        ---------
                                               (unaudited)
CURRENT LIABILITIES:
 Current maturities of long-term debt:
      Related parties                         $     -           $    285,895
      Other                                       32,610              45,944
 Accounts payable, trade                         605,412             267,540
 Accrued production taxes                        288,122             288,122
 Other accrued expenses                          199,869             265,427
                                              -----------        ------------
    Total current liabilities                  1,126,013           1,152,928
                                              -----------        ------------

LONG-TERM LIABILITIES:
 Long-term debt, less current maturities:
   Convertible debentures, net of discount
     of $1,515,064 and $1,732,170,
     respectively (Note 5)                     3,134,936           3,267,830
   Other                                          29,855              19,945
 Accrued production taxes                        309,284             256,088
                                              -----------        ------------
 Total long-term liabilities                   3,474,075           3,543,863
                                              -----------        ------------

STOCKHOLDERS' EQUITY:
 Preferred  Stock,  par  value $ .01 per
   share,  2,000,000  shares  authorized,
   122,922 and 179,938 shares of Series A
   Cumulative Convertible Preferred Stock
   issued and outstanding, respectfully
   (liquidation preference of $1,536,525
   at March 31, 1997)                              1,229               1,799
 Common Stock, par value $.10 per share,
   25,000,000 shares authorized, 11,510,819
   and 7,526,817 shares issued and
   outstanding, respectively                   1,151,082             752,682
 Additional paid-in capital (Note 5)          25,333,046          19,112,104
 Accumulated deficit (Note 5)                (10,285,022)         (9,674,622)
                                             ------------        ------------
   Total stockholders' equity                 16,200,336          10,191,963
                                             ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 20,800,424        $ 14,888,754
                                             ============        ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     For The Three Months
                                                        Ended March 31,
                                                      1997            1996
                                                   ----------       --------
REVENUE:
 Oil and gas sales                                $  789,206      $  613,099
 Natural gas marketing and trading                      -          1,345,955
 Gas plant processing                                209,510         187,843
 Oil field services and supply                       198,319         201,602
 Well administration and other income                 21,805          30,749
                                                   ----------      ----------
    Total revenue                                  1,218,840       2,379,248
OPERATING COSTS AND EXPENSES:
 Oil and gas production                              327,799         293,916
 Exploration costs                                   307,280            -
 Natural gas marketing and trading                      -          1,130,663
 Gas plant processing                                104,838         125,241
 Oil field services and supply                       153,658         147,275
 General and administrative                          325,449         225,538
 Consulting agreement-related party                   83,383          15,048
 Depreciation, depletion and amortization            261,232         274,148
                                                   ----------      ----------
    Total operating costs and expenses             1,563,639       2,211,829
                                                   ----------      ----------
INCOME (LOSS) FROM OPERATIONS                       (344,799)        167,419
OTHER INCOME (EXPENSES):
 Interest income                                      18,059           1,408
 Interest expense:
   Amortization of debt issuance costs and
      discount (Note 5)                             (160,127)            -
   Interest paid or accrued                         (125,889)        (58,119)
 Gain (Loss) on sale of assets                         2,356          (1,539)
                                                   -----------     -----------
    Total other expenses, net                       (265,601)        (58,250)
                                                   -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES                   (610,400)        109,169
INCOME TAXES:
  Federal income tax refund                             -             41,509
                                                   -----------      ----------
NET INCOME (LOSS)                                   (610,400)        150,678
Preferred stock dividends:
  In arrears                                         (30,731)        (50,672)
  Converted into common stock                        (14,254)           -
                                                   -----------      ----------
NET INCOME (LOSS) APPLICABLE TO COMMON
 STOCKHOLDERS                                     $ (655,385)     $  100,006
                                                  ===========       ==========
NET INCOME (LOSS) PER COMMON SHARE
      As previously reported                      $     (.06)     $      .01
      Effect of prior period adjustment(Note 5)         (.01)          -
                                                  -----------       ----------
      As restated                                 $     (.07)     $      .01
                                                  ===========       ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                8,923,500       7,316,500
                                                  ===========       ==========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         For The Three Months
                                                            Ended March 31,
                                                         1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                    $(610,400)       $150,678
Adjustments to reconcile net loss to net cash
provided by operating activities:
provided by operating activities:
   Provision for depreciation and depletion            249,733         262,649
   Amortization of intangible assets and
      discount on convertible debt                     171,626          14,624
   Loss (Gain) on sale of property and equipment        (2,356)          1,539
   Exploration costs                                   307,280             -
   Issuance of common stock for services                 8,000             -
   Changes in operating assets and liabilities:
   (Increase) decrease in:
   Trade receivables                                     8,313        (115,625)
   Inventory                                           (50,517)         28,181
   Prepaid expenses and other assets                   (29,972)        (17,005)
   Increase (decrease) in:
   Accounts payable                                    108,769         (53,193)
   Accrued expenses                                    (12,362)          1,906
                                                   -----------         --------
         Net cash provided by (used in)
         operating activities                          148,114         273,754
                                                   -----------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property plant and         (1,184,492)       (144,575)
equipment, including dry hole costs
Acquisitions of oil and gas properties              (3,375,000)           -
Proceeds from redemption of certificate of                -             13,001
deposit
Proceeds from sale of property and equipment            56,559           8,047
                                                   -----------         --------
      Net cash provided by (used in)
      investing activities                           4,502,933        (123,527)
                                                   -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                            (33,006)       (267,813)
Repayment of long-term debt to related parties        (285,895)           -
Proceeds from sale of common stock                   3,880,000          68,750
Proceeds from exercise of common stock warrants      2,264,650            -
Offering costs                                        (564,882)           -
                                                   -----------        ---------
       Net cash provided by (used in)
       financing activities                          5,260,867        (199,063)
                                                   -----------        ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS            906,048         (48,836)
CASH AND EQUIVALENTS, beginning of period            1,995,860         677,275
                                                   -----------         --------
CASH AND EQUIVALENTS, end of period                 $2,901,908        $628,439
                                                    ==========         ========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                         For The Three
                                                        Ended March 31,
                                                        1997        1996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid for interest:
         Related parties                             $  42,417    $    -
     Other                                             118,597      50,700
                                                      --------     ---------
       Total                                         $ 161,014    $  50,700
                                                     =========      ========
   Cash paid for income taxes                        $   -        $    -
                                                      ========      ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
Long-term debt incurred for purchase of
    vehicles                                         $  29,582    $    -
                                                      ========      ========
Conversion of debenture into common stock            $ 350,000    $    -
                                                      ========      ========
Acquisition of oil and gas property
    for common stock                                 $ 875,000    $    -
                                                      ========      ========
Estimated fair value of warrants granted for
    debt issuance costs                              $    -       $ 200,000
                                                      =========     =========

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

Note 5 - Prior Period Adjustments:

The carrying amount of the convertible debentures, deferred debt issuance costs, additional paid-in capital, the accumulated deficit and interest expense have been restated to change the valuation assigned to the warrants attached to the convertible debentures issued in 1996. The effect of the adjustments on the March 31, 1997 financial statements is summarized as follows:


                                 Deferred                                        Net Loss       Net Loss for
                                 Debt          Additional                        Applicable     the Three
                  Convertible    Issuance      Paid-in         Accumulated       to Common      Months Ended
                  Debentures     Costs         Capital         Deficit          Stockholders      3/31/97
As previously
reported ......  $ 4,650,000   $   1,042,074   $ 23,807,265   $(10,188,695)   $    (559,058)   $   (559,058)

Prior period
adjustments ...   (1,515,064)        (85,609)     1,525,781        (96,327)         (96.327)        (96,327)
                 -----------   -------------   ------------   ------------    -------------    ------------
As restated ...  $ 3,134,936   $     956,465   $ 25,333,046   $(10,285,022)   $    (655,385)   $   (655,385)
                 ===========   =============   ============   ============    =============    ============


The prior period adjustments had no effect on the March 31, 1996 financial statements as previously reported.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
At March 31, 1997, the Company's cash balance was $2,901,908 with a positive working capital position of $2,915,170, compared to a cash balance of $1,995,860 and a positive working capital position of $1,907,694 at December 31, 1996. The change in the Company's cash balance is summarized as follows:

 Cash Balance at December 31, 1996                                  $ 1,995,860
 Sources of Cash:
      Proceeds from the sale of common stock                          3,880,000
      Proceeds from the exercise of common stock warrants             2,264,650
      Cash provided by operating activities                             148,114
      Proceeds from the sale of property and equipment                   56,559
                                                                     ----------
             Total Sources of Cash                                    6,349,323
 Uses of Cash:
      Acquisition of oil and gas interest in
         East Bayou Sorrel                                           (3,375,000)
   Other Capital Expenditures                                        (1,184,492)
      Costs associated with the sale of common stock and
         exercise of common stock warrants                             (564,882)
      Payments on long term debt                                       (318,901)
             Total uses of cash                                      (5,443,275)
 Cash balance at March 31, 1997                                     $ 2,901,908

Although most of the Company's sources of cash during the first quarter of 1997 were derived from equity transactions (which are discussed more thoroughly later in this report under Item 2(c) in Part II below), it is important to note that a portion of the funds were used to acquire a significant interest in the East Bayou Sorrel Field, located in Iberville Parish, Louisiana. This field includes a discovery well, the Schwing #1 that accounted for 20% of the Company's oil and gas production (on a BOE basis), 23% of the Company's oil and gas revenue, and 34% of the Company's operating income from oil and gas activities during the first quarter of 1997. The operating statistics for this well, along with all the other oil and gas properties, are more fully illustrated later in this report under the Results of Operations section under the caption "Oil and Gas". The exploratory offset to the C.E. Schwing #1, known as the C.E. Schwing #2, was drilled to a total depth of 13,600 feet during the second quarter of this year. The Company anticipates it will be completed by the end of May and is awaiting the test results. Should the Schwing #2 ultimately produce similar or higher rates as those currently being produced by the Schwing #1, the Company's future production and cash flow could be enhanced considerably.

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

Capital Expenditures

During the first quarter of 1997, the Company capitalized or invested $4,559,492 in property and equipment as follows:

 Acquisition of oil and gas interest in East Bayou Sorrel           $ 3,375,000
 Drilling Costs -
     Exploratory wells in progress                                      346,127
     Exploratory Dry Hole                                               307,280
          Total Drilling Costs                                          653,407
 Workovers or Recompletions of existing properties                      525,974
       Total Oil and Gas properties                                   4,554,381
 Service Equipment and Rolling Stock                                      4,620
 Office Equipment                                                           491
                                                                     ----------
                                                                    $ 4,559,492

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

At March 31, 1997, the well in progress and corresponding costs incurred through the first quarter were as follows:

                                     Costs
                                    Incurred        12/31/96      Total WIP
                                  1st Qtr 1997      Balance      at 3/31/97
C.E. Schwing #2 (Bayou Sorrel)     $ 302,391       $   -         $ 302,391
E. Winn #1 (South Lake Arthur)        43,736         181,312       225,048
                                    --------      ---------        --------
      Totals                       $ 346,127       $ 181,312     $ 527,439
                                    ========       ========        ========

As previously discussed, the C.E. Schwing #2 is a exploratory well located in East Bayou Sorrel Field, Iberville Parish, Louisiana, and is expected to be completed by the end of May 1997. The E. Winn #1, an exploratory well in the South Lake Arthur Prospect, located in Jefferson Devis Parish, Louisiana, was drilled to a total depth of 17,800 feet in April 1997. Although the deep objective of a Miogyp Sand test was dry, a potentially productive zone uphole was found. The Company expects this upper zone to be completed and tested by June 1997. All the costs incurred to acquire and drill this well have been capitalized and will remain that way, along with the future completion costs expected to be incurred, until the outcome of the completion procedures are known.

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

Total Revenue
Total Revenue from all operations was as follows:

                                            For the Three Months Ended March 31,
                                               1997                    1996
                                             -------------          ----------
                                             Amount    %           Amount     %
Oil and gas sales                        $  789,206  65%       $  613,099   26%
Natural gas marketing and trading                -              1,345,955   56%
Gas plant processing                        209,510  17%          187,843    8%
Oil field services and supply               198,319  16%          201,602    9%
Well administration and other                21,805   2%           32,157    1%
                                           --------- ----        ---------  ----
   Total revenue                         $1,218,840 100%       $2,380,656  100%
                                          ========= ====        =========  ====

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

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:
                                                    For the Three Months
                                                        Ended March 31,
                                                  1997               1996
                                               ----------          -----------
Production:
      Oil (Bbls)
             Rocky Mtns ............             19,969               26,608
             East Bayou Sorrel .....              7,829                 -
                                                --------             --------
                    Combined Total .             27,798               26,608
                                                ========             ========
      Gas (Mcf)
             Rocky Mtns ............             95,443              111,925
             East Bayou Sorrel .....              6,864                 -
                                                --------             --------
                    Combined Total .            102,307              111,925
                                                ========             ========
      BOE (6:1)
             Rocky Mtns ............             35,876               45,262
             East Bayou Sorrel .....              8,973                 -
                                                --------             --------
                    Combined Total .             44,849               45,262
                                                ========             ========

Average Collected Price:
      Oil (per Bbl)
             Rocky Mtns ............           $  21.35             $  17.74
             East Bayou Sorrel .....           $  20.87             $   -
                                               --------              --------
                    Combined Average           $  21.22             $  17.74
                                               ========             ========

                                                     For the Three Months
                                                        Ended March 31,
                                                      1997            1996
                                                   ----------        --------
      Gas (per Mcf)
             Rocky Mtns.                           $   1.86          $ 1.26
             East Bayou Sorrel                     $   3.17          $   -
                                                   ----------        --------
                    Combined Average               $   1.95          $ 1.26
                                                   ==========        =========
      Per BOE (6:1)
             Rocky Mtns.                           $  16.84          $13.55
             East Bayou Sorrel                     $  20.63          $   -
                                                   ----------        ---------
                    Combined Average               $  17.60          $13.55
                                                   ==========        =========
Operating Margins:
      Rocky Mtns:
             Revenue                               $ 604,056         $ 613,099
             Costs                                 $(299,336)        $(293,916)
                                                   -----------       ----------
                    Operating Margin               $ 304,720         $ 319,183
                                                   ==========        =========
                    Operating Margin Percent              50%               52%
      East Bayou Sorrel:
             Revenue                               $ 185,150         $   -
             Costs                                 $ (28,463)        $   -
                                                  -----------        ---------
                    Operating Margin               $ 156,687         $   -
                                                   ==========        =========
                    Operating Margin Percent              85%            -
      Combined Totals:
             Revenue                               $ 789,206         $ 613,099
             Costs                                 $(327,799)        $(293,916)
                                                  -----------       ----------
                    Operating Margin               $ 461,407         $ 319,183
                                                   ==========        =========
                    Operating Margin Percent             58%                52%
Production Costs per BOE before DD&A:
      Rocky Mtn Region                             $    8.37         $    6.49
      Gulf Coast Region                            $    3.17         $     -
                                                   ----------        ----------
      Combined Average                             $    7.33         $    6.49
                                                   ==========        =========
Change in Revenue Attributable to:
      Production                                   $    8,972
      Price                                        $  167,135
                                                   ----------
      Total Increase in Revenue                    $  176,107
                                                   ==========

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

Natural Gas Marketing and Trading
Operating statistics for the Company's Marketing and Trading Activities for the periods presented are as follows:

                                                   For the Three Months Ended
                                                             March 31,
                                                    1997             1996
                                                 ----------        --------
Total Volume Sold (Mcf)                               -            725,479
Average Price                                   $     -         $     1.86
                                                 ----------       ----------
      Total Revenue                             $     -         $1,345,955
Costs                                                 -         (1,130,663)
                                                 ----------      -----------
      Gross Margin                              $     -         $  215,292
                                                 ==========       ==========

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

Gas Plant Processing Revenues
This category accounts for the natural gas processed and the natural gas liquids extracted and sold by the Gas Plant facility. Operating statistics for the periods presented are as follows:

                                            For the Three Months Ended March 31,
                                              1997                     1996
                                            -------                   ------
      Production:
        Natural Gas Processed (Mcf)          78,930                   91,590
        Liquids Produced -
               B-G Mix (gallons)            192,100                  226,300
               Propane (gallons)            159,100                  173,700
                                            -------                  -------
                    Total                   351,200                  400,000
                                            =======                  =======
   Average Sales Price of Liquids
       (per gallon)                         $  0.48                  $  0.42
                                            =======                  =======
      Gross Margin:                          Amount                   Amount
                                          ------------              ---------
               Revenue                  $   209,510              $   187,843
               Costs                       (104,838)                (125,241)
                                          ------------           ------------
                    Gross Margin        $   104,672              $    62,602
                                          ============            ===========
                    Gross Margin Percent        50%                      33%

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

Oil Field Services and Oil Field Supply
Operating statistics for the Company's oil field service and supply operations for the periods presented are as follows:

                                                       Service Operations
                                                      For the Three Months
                                                        Ended March 31,
                                                       1997         1996
Revenue                                             $  198,319   $ 201,602
Costs                                                 (153,658)   (147,275)
                                                      -----------  ----------
Net Operating Income                                $   44,661   $  54,327
                                                      ===========  =========

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

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented, excluding the amortization of debt issuance costs, consisted of the following:

                                                    For the Three Months Ended
                                                              March 31,
                                                         1997         1996
      Oil and Gas Properties                       $   139,872    $   157,901
      Gas Plant and Other Buildings                     60,929         62,072
      Rolling Stock                                     27,104         23,048
      Other Field Equipment                              9,458          7,945
      Furniture and Fixtures                            12,370         11,682
      Non-Compete Agreement                             11,499         11,500
                                                   -----------    -----------
             Total                                 $   261,232    $   274,148
                                                   ===========    ===========

DD&A per BOE for oil and gas properties decreased in the first quarter of 1997 when compared to the same period in 1996 primarily as a result of a decrease in production from the Rocky Mountain region. However, DD&A per BOE was relatively constant at $3.11 for the first quarter of 1997 compared to $3.48 for same period in 1996.

Interest Expense
The higher interest expense incurred in 1996 is reflective of the increase in the average long-term debt outstanding, the amortization of the corresponding debt issuance costs and the discount associated with the convertible debt. All of these circumstances are directly related to the convertible debentures sold by the Company pursuant to the private placement completed in November 1996.

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

Item 6. Exhibits and Reports on Form 8-K

(a)          The following exhibits are filed with this report:

             (1) Exhibit 27, "Financial Data Schedule".

(b) The following reports on Form 8-K were filed during the quarter ended March 31, 1997:

                    Item Reported          Date             Financial Statement
                    -------------          ----             -------------------
             (1)    Item 2, 7        January 10, 1997           None
             (2)    Item 5,7         February 4, 1997           None
             (3)    Item 2,7         March 13, 1997             None

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