Form 10QSB/A
period 1997-06-30
PEASE OIL & GAS CO /CO/
filed 1998-03-31
CIK 76878

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

                  As of August 6,1997 the issuer had 15,437,717
                   shares of its $0.10 par value Common Stock
                             issued and outstanding.

       Transitional Small Business Issuer Disclosure Format Yes ____ No X

                               TABLE OF CONTENTS
                                                                       PAGE
                                                                      NUMBER


PART I - Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets. . . . . . . . . . . . . .. . . . . . . . . 3-4
June 30, 1997 (unaudited)
and December 31, 1996
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . 5
For the Three Months Ended June 30, 1997
(unaudited) and 1996 (unaudited)
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . 6
For the Six Months Ended June 30, 1997
(unaudited) and 1996 (unaudited)
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . 7-8
For the Six Months Ended June 30, 1997
(unaudited) and 1996 (unaudited)
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . 9-10
Item 2. Management's Discussion and Analysis . . . . . . . . . . . . . . 11
Disclosure Regarding Forward-Looking Statements . . . .  . . . . . . . . 11
Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . .11
Capital Expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Drilling Activity . . . . . . . . . . . . . . . . . . . . . . . . . . . .15
Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .  16
Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..16
Total Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Oil and Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Natural Gas Marketing and Trading . . . . . . . . . . . . . . . . . . . .18
Gas Plant Processing Revenues . . . . . . . . . . . . . . . . . . . . . .19
Oil Field Services and Oil Field Supply . . . . . . . . . . . . . . . . .20
Well Administration and Other Income . . . . . . . . . . . . . . . . . . 20
General and Administrative . . . . . . . . . . . . . . . . . . . . . . . 20
Consulting Agreement - Related Party . . . . . . . . . . . . . . . . . . 21
Depreciation, Depletion and Amortization . . . . . . . . . . . . . . . . 21
Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
Part II - Other Information . . . . . . . . . . . . . . . . . . . . . .  23
Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  23
Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . .  23
Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  26
Item 4. Submission of Matters to a Vote of Security Holders . . . . . .  26
Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . .27
Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 27
Part III - Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .28

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  June 30,          December 31,
                                                   1997                 1996
                                               ----------------   ------------
                                                (unaudited)
CURRENT ASSETS:
   Cash and equivalents                       $   3,529,578       $ 1,995,860
   Trade receivables                                486,269           599,648
   Inventory                                        434,702           408,787
   Prepaid expenses and other                        71,712            56,327
                                                ---------------   -------------
        Total current assets                      4,522,261         3,060,622
                                                 -------------    -------------
OIL AND GAS PROPERTIES, at cost
(successful efforts method):
   Exploratory wells in progress                    433,402           181,312
   Undeveloped properties                         2,116,731           351,727
   Developed properties                          13,112,633         9,505,408
                                                 ------------     -------------
        Total oil and gas properties             15,662,766        10,038,447
   Less accumulated depreciation, and depletion  (4,241,417)       (3,946,974)
                                                --------------   --------------
        Net oil and gas properties               11,421,349         6,091,473
                                                 ------------     -------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Gas plant                                      4,099,285         4,099,285
   Service equipment and vehicles                   891,785           879,313
   Land, buildings and office equipment             462,212           459,228
                                               --------------    --------------
       Total property, plant and equipment        5,453,282         5,437,826
   Less accumulated depreciation                 (1,561,556)       (1,376,154)
                                                -------------    --------------
       Net property, plant and equipment          3,891,726         4,061,672
                                                -------------     -------------
 OTHER ASSETS:
   Deferred debt issuance costs (Note 6)            806,053         1,093,479
   Non-compete agreements                           283,680           306,678
   Other                                            272,493           274,830
                                               --------------    --------------
          Total other assets                      1,362,226         1,674,987
                                               -------------      -------------
TOTAL ASSETS                               $     21,197,562     $  14,888,754
                                               =============       ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                   June 30,        December 31,
                                                     1997              1996
                                                 -------------     ------------
                                                  (unaudited)

CURRENT LIABILITIES:
   Current maturities of long-term debt:
      Related parties                           $      -         $     285,895
      Other                                            27,578           45,944
   Accounts Payable, Exploratory Wells                418,820             -
   Accounts payable, trade                            205,412          267,540
   Accrued production taxes                           252,910          288,122
   Other accrued expenses                             246,581          265,427
                                               --------------    --------------
         Total current liabilities                  1,151,301        1,152,928
                                                -------------     -------------
LONG-TERM LIABILITIES:
   Long-term debt, less current maturities:
      Convertible Debentures, net of discount of
           $1,276,808 and $1,732,170, respectively
           (Note 6)                                 2,903,192        3,267,830
      Other                                            29,967           19,945
   Accrued production taxes                           179,460          256,088
                                               --------------    -------------
        Total long-term liabilities                 3,112,619        3,543,863
                                                -------------    -------------
STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.01 per share,
   2,000,000 shares authorized, none and
   179,938  shares of Series A  Cumulative
   Convertible  Preferred  Stock issued and
   outstanding, respectively.                          -                 1,799
Common Stock, par value $0.10 per share,
   40,000,000 shares authorized, 13,161,077 and
   7,526,817 shares issued and outstanding,
   respectively.                                    1,316,108          752,682
Additional paid-in capital (Note 6)                26,621,820       19,112,104
Accumulated deficit (Note 6)                      (11,004,286)      (9,674,622)
                                                 -------------    --------------
         Total stockholders' equity                16,933,642       10,191,963
                                                 -------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                       $     21,197,562    $  14,888,754
                                                 =============     ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                    For The Three Months
                                                       Ended June 30,
                                                   1997                 1996
                                              ---------------    -------------

REVENUE:
   Oil and gas sales                          $    670,373       $    638,879
   Natural gas marketing and trading                  -               702,610
   Gas plant processing                            162,346            167,837
   Oil field services and supply                   145,893            104,533
   Well administration and other income             17,099             25,739
                                               ---------------  ---------------
        Total revenue                              995,711          1,639,598
                                                --------------    -------------
OPERATING COSTS AND EXPENSES:
   Oil and gas production                          410,304            353,947
   Exploration costs                                58,436                -
   Natural gas marketing and trading                  -               614,783
   Gas plant processing                             99,461            126,767
   Oil field services and supply                   139,475             93,402
   General and administrative                      380,730            262,504
   Consulting agreement-related party               97,795             64,778
   Depreciation, depletion and amortization        302,009            274,171
                                               --------------   --------------
            Total operating costs and expenses   1,488,210          1,790,352
                                                -------------    -------------
INCOME (LOSS) FROM OPERATIONS                     (492,499)          (150,754)
OTHER INCOME (EXPENSES):
   Interest income                                  45,054              7,676
   Interest expense:
      Amortization of debt issuance costs and
             discount (Note 6)                    (147,717)           (19,086)
      Interest paid or accrued                    (115,555)           (52,050)
   Gain (Loss) on sale of assets                    (8,547)            18,188
                                              ----------------- ---------------
        Total other expenses, net                 (226,765)           (45,272)
                                               --------------- ----------------
INCOME (LOSS) BEFORE INCOME TAXES                 (719,264)          (196,026)
INCOME TAXES                                          -                -
                                             -----------------  ---------------
NET INCOME (LOSS)                                 (719,264)          (196,026)
PREFERRED STOCK DIVIDENDS:
   In arrears                                         -               (50,672)
   Converted into common stock                     (44,984)            -
                                              ----------------   --------------
         Total preferred stock dividends           (44,984)           (50,672)
                                              ----------------   --------------
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCKHOLDERS                         $     (764,248)     $    (246,698)
                                               ===============  ===============
NET INCOME (LOSS) PER COMMON SHARE
     As previously reported                 $        (0.05)     $       (0.03)
     Effect of prior period adjustment (Note 6)      (0.01)                -
                                             -----------------  ---------------
     As restated                            $        (0.06)     $       (0.03)
                                            ==================  ===============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                              12,622,000           7,262,000
                                                ==========           =========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                         For The Six Months
                                                           Ended June 30,
                                                     1997              1996
                                              -----------------   -------------

REVENUE:
   Oil and gas sales                          $   1,459,579           1,251,978
   Natural gas marketing and trading                  -               2,048,565
   Gas plant processing                            371,856              355,680
   Oil field services and supply                   344,212              306,135
   Well administration and other income             38,904               56,488
                                             -------------       --------------
        Total revenue                            2,214,551            4,018,846
                                             -------------        -------------
OPERATING COSTS AND EXPENSES:
   Oil and gas production                          738,103              647,863
   Exploration costs                               365,716                  -
   Natural gas marketing and trading                  -               1,745,446
   Gas plant processing                            204,299              252,008
   Oil field services and supply                   293,133              240,677
   General and administrative                      706,179              487,942
   Consulting agreement-related party              181,178               79,826
   Depreciation, depletion and amortization        563,241              548,319
                                             -------------       --------------
        Total operating costs and expenses       3,051,849            4,002,081
                                             -------------        -------------
INCOME (LOSS) FROM OPERATIONS                     (837,298)              16,765
OTHER INCOME (EXPENSES):
   Interest income                                  63,113                9,084
   Interest expense:
      Amortization of debt issuance costs and
            discount (Note 6)                     (307,844)             (19,086)
      Interest paid or accrued                    (241,444)            (110,169)
   Gain (Loss) on sale of assets                    (6,191)              16,649
                                             ---------------    ---------------
        Total other expenses, net                 (492,366)            (103,522)
                                             --------------     ---------------
INCOME (LOSS) BEFORE INCOME TAXES               (1,329,664)             (86,757)
 INCOME TAXES:
     Federal income tax refund                       -                   41,409
                                         ------------------     ---------------
NET INCOME (LOSS)                               (1,329,664)             (45,348)
PREFERRED STOCK DIVIDENDS:
   In arrears                                        -                 (101,344)
   Converted into common stock                     (89,969)               -
                                            ---------------       -------------
        Total preferred stock dividends            (89,969)            (101,344)
                                            ---------------     ---------------
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCKHOLDERS                       $     (1,419,633)    $       (146,692)
                                            ===============     ===============
NET INCOME (LOSS) PER COMMON SHARE
      As previously reported              $          (0.11)    $          (0.02)
      Effect of prior period adjustment (Note 6)     (0.02)                 -
                                          ------------------      -------------
      As restated                         $          (0.13)    $         (0.02)
                                          ==================     ==============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                              10,781,000           7,226,000
                                                ==========         ===========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                            For The Six Months
                                                               Ended June 30,
                                                         1997             1996
                                                    -------------- ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                 $(1,329,664)  $   (45,348)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Provision for depreciation and depletion           540,243       525,320
      Amortization of intangible assets/and discount
         on convertible debt                             330,842        42,084
      Exploration costs                                  365,716           -
      Loss (Gain) on sale of property and equipment        6,191       (16,648)
      Issuance of common stock for services               10,155        38,050
   Changes in operating assets and liabilities:
   (Increase) decrease in:
      Trade receivables                                  113,379       250,327
      Inventory                                           (6,639)       64,157
      Prepaid expenses and other assets                  (30,548)      (33,410)
   Increase (decrease) in:
      Accounts payable                                   (62,128)     (526,899)
      Accrued expenses                                  (130,686)     (204,125)
                                                     -------------  -----------
     Net cash provided by (used in)
       operating activities                             (193,139)       93,508
                                                      ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment    (4,817,767)     (541,801)
   Proceeds from sale of property and equipment           49,811       153,547
   Proceeds from redemption of certificate of
          deposit                                         17,500        26,500
                                                     -------------  -----------
      Net cash provided by (used in) investing
          activities                                  (4,750,456)     (361,754)
                                                     -------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                            -         1,015,000
   Repayment of long-term debt                          (323,821)     (537,498)
   Proceeds from sale of Common Stock                  3,880,000        68,750
   Proceeds from exercise of Common Stock
          warrants                                     3,608,525          -
   Offering and other costs associated with long-
          term debt, stock and warrants                 (687,391)     (185,081)
                                                   ---------------  -----------
      Net cash provided by (used in) financing
          activities                                   6,477,313       361,171
                                                     -------------  -----------
 INCREASE IN CASH AND EQUIVALENTS                      1,533,718        92,925
 CASH & EQUIVALENTS, beginning of period               1,995,860       677,275
                                                      -------------  ----------
 CASH & EQUIVALENTS, end of period                  $  3,529,578     $ 770,200
                                                      =============  ==========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (continued)
                                                          For The Six Months
                                                             Ended June 30,
                                                   1997               1996
                                             ---------------      -------------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
   Cash paid for interest:
      Related parties                      $      42,417          $      -
      Other                                      243,019              98,216
                                            --------------      ---------------
         Total                             $     285,436          $   98,216
                                            ==============      ===============
   Cash paid for income taxes              $        -             $      -
                                            --------------       ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
   Long-term debt incurred for purchase
     of vehicles                           $      29,582          $      -
   Conversion of debentures, net of         ==============       ==============
     discount into common stock            $     553,374          $      -
                                           ===============         ============
   Acquisition of oil and gas properties
     for common stock                      $     875,000          $      -
                                           ================        ============
   Estimated fair value of warrants granted
     for debt issuance costs               $        -             $  200,000
                                           ================        ============

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

Note 6 - Prior Period Adjustments:

The carrying amount of the convertible debentures, debt issuance costs, additional paid-in capital, the accumulated deficit and interest expense have been restated to change the valuation assigned to the warrants attached to the convertible debentures issued in 1996. The effect of the adjustments to the June 30, 1997 financial statements is summarized as follows:

                                                                              Net Loss Applicable to
                                                                              Common Stockholders
                                                                              Three
                                  Debt       Additional                       Months        Six Months
                   Convertible  Issuance      Paid-In     Accumulated         Ended           Ended
                   Debentures   Costs         Capital     Deficit            6/30/97         6/30/97
As
 previously
 reported .......  $ 4,180,000   $ 817,837   $ 25,176,553   $(10,824,043)   $   (680,332)   $ (1,239,390)
Prior period
 adjustments ....   (1,276,808)    (11,784)     1,445,267       (180,243)        (83,916)       (180,243)
                   -----------   ---------   ------------   ------------    ------------    ------------
As restated .....  $ 2,903,192   $ 806,053   $ 26,621,820   $(11,004,286)   $   (764,248)   $ (1,419,633)
                   ===========   =========   ============   ============    ============    ============

The prior period adjustments had no effect on the June 30, 1996 financial statements as previously reported.

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

Capital Expenditures
During the first half of 1997 the Company paid $4,817,767 for investment in capital assets which is summarized as follows:
                                                      For the Six Months Ending
                                                                  June 30, 1997
 Acquisitions of oil and gas interest in East Bayou Sorrel         $3,375,000
 Drilling Costs -
     Drilling and Development of East Bayou Sorrel                    220,897
     Exploratory Wells in Progress                                    252,090
     Exploratory Dry Holes                                            365,716
        Total Drilling Costs                                          838,703
 Workovers or Recompletions of Rocky Mountain properties              569,980
                                                                  -----------
       Total Oil and Gas properties                                 4,783,683
 Service and Other Field Equipment                                     30,639
 Office Equipment                                                       3,445
                                                                -------------
      Total Capital Expenditures                                  $ 4,817,767
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

At June 30, 1997, the Exploratory Wells in Progress ("WIP") and corresponding costs incurred through the first half of 1997 were as follows:

                                          WIP                 Transfer   From WIP to:     WIP
                                        Balance                           Developed   Balance
                Property ............  12/31/96   Additions   Dry Hole   Properties   6/30/97

E. Winn #1 (South Lake Arthur) ......  181,312    175,590        --          --       356,902
Brazos Block 480 ....................     --      317,789    (317,789)       --          --
C.E. Schwing #2 (East Bayou Sorrel) .     --      365,761        --      (365,761)       --
Shoccoe Prospect ....................     --       47,927     (47,927)       --          --
Tiger Bayou Prospect ................     --       63,000        --          --        63,000
Austin Bayou Prospect ...............     --       13,500        --          --        13,500
                                     ----------   --------    --------    --------    --------
                                       181,312    983,567    (365,716)   (365,761)    433,402
                                     ==========   ========    ========    ========    ========

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

4. Lutcher Moore #1 (Tiger Bayou Prospect) - located in Terrebonne Parish, Louisiana began drilling on July 23, 1997. This prospect is operated by NEGX and the target depth of 12,850' is expected to be reached in August 1997. The Company owns a 20% working interest in this prospect.

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

Total Revenue
Total Revenue from all operations was as follows:

                                                  For the Three Months
                                                      Ended June 30,
                                                1997                1996
                                     ----------------------  ----------------

Oil and gas sales                    $   670,373      67% $    638,879      39%
Natural gas marketing and trading              -        -      702,610      43%
Gas plant processing                     162,346      16%      167,837      10%
Oil field services and supply            145,893      15%      104,533       6%
Well administration and other             17,099       2%       25,739       2%
                                       ---------   ------   ----------   ------
     Total revenue                   $   995,711     100% $  1,639,598     100%
                                        ========     ====    =========     ====
                                               For the Six Months
                                                 Ended June 30,
                                                1997                1996
                                     ----------------------   ----------------

Oil and gas sales                     $   1,459,579   65% $    1,251,978    31%
Natural gas marketing and trading                 -     -      2,048,565    51%
Gas plant processing                        371,856   17%        355,680     9%
Oil field services and supply               344,212   16%        306,135     8%
Well administration and other                38,904    2%         56,488     1%
                                         ----------------    ----------- ------
     Total revenue                    $   2,214,551  100% $    4,018,846   100%
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

Oil and Gas - Operating statistics for oil and gas production for the periods presented are as follows:

                                      For the Three Months           For the Six Months
                                         Ended June 30,               Ended June 30,
                                         --------------               --------------
                                        1997          1996          1997          1996
                                      -----------   -----------   -----------   -----------
Production:
   Oil (Bbls)
        Rocky Mtns ..............       20,092        26,457        40,070        53,057
        East Bayou Sorrel .......        8,308          --          16,137          --
                                   -----------   -----------   -----------   -----------
             Combined Total .....       28,400        26,457        56,207        53,057
                                   ===========   ===========   ===========   ===========
Gas (Mcf)
        Rocky Mtns ..............      100,725       111,972       192,937       228,150
        East Bayou Sorrel .......       11,375          --          18,238          --
                                   -----------   -----------   -----------   -----------
              Combined Total ....      112,100       111,972       211,175       228,150
                                   ===========   ===========   ===========   -----------
BOE (6:1)
        Rocky Mtns ..............       36,880        45,119        72,226        91,082
        East Bayou Sorrel .......       10,204          --          19,177          --
                                   -----------   -----------   -----------   -----------
              Combined Total ....       47,084        45,119        91,403        91,082
                                   ===========   ===========   ===========   ===========
Average Collected Price:
   Oil (per Bbl)
        Rocky Mtns ..............  $     18.43   $     19.71   $     19.88   $     18.72
        East Bayou Sorrel .......  $     19.20   $      --     $     20.01   $      --
                                   -----------   -----------   -----------   -----------
              Combined Average ..  $     18.66   $     19.71   $     19.92   $     18.72
                                   ===========   ===========   ===========   ===========
Gas (per Mcf)
         Rocky Mtns .............  $      1.12   $      1.05   $      1.51   $      1.13
         East Bayou Sorrel ......  $      2.44   $      --     $      2.71   $      --
                                   -----------   -----------   -----------   -----------
              Combined Average ..  $      1.25   $      1.05   $      1.61   $      1.13
                                   ===========   ===========   ===========   ===========
Per BOE (6:1)
         Rocky Mtns .............  $     13.10   $     14.16   $     15.05   $     13.75
         East Bayou Sorrel ......  $     18.35   $      --     $     19.42   $      --
                                   -----------   -----------   -----------   -----------
              Combined Average ..  $     14.24   $     14.16   $     15.97   $     13.75
                                   ===========   ===========   ===========   ===========


Operating Margins:
   Rocky Mtns:
       Revenue ...............   $   483,171     $   638,879     $ 1,087,227     $ 1,251,978
       Costs .................   $  (385,384)    $  (353,947)    $  (688,284)    $  (647,863)
                                 -----------     -----------     -----------     -----------
         Operating Margin ....   $    97,787     $   284,932     $   398,943     $   604,115
                                 ===========     ===========     ===========     ===========
   Operating Margin Percent ..            20%             45%             37%             48%
   East Bayou Sorrel:
        Revenue ..............   $   187,202     $      --       $   372,352     $      --
        Costs ................   $   (24,920)    $      --       $   (49,819)    $      --
                                 -----------     -----------     -----------     -----------
          Operating Margin ...   $   162,282     $      --       $   322,533     $      --
                                 ===========     ===========     ===========     ===========
   Operating Margin Percent ..            87%           --                87%           --
Combined Totals:
       Revenue ...............   $   670,373     $   638,879     $ 1,459,579     $ 1,251,978
       Costs .................   $  (410,304)    $  (353,947)    $  (738,103)    $  (647,863)
                                 -----------     -----------     -----------     -----------
         Operating Margin ....   $   260,069     $   284,932     $   721,476     $   604,115
                                 ===========     ===========     ===========     ===========
   Operating Margin Percent ..            39%             45%             49%             48%
Production Costs per
BOE before DD&A:
          Rocky Mtn Region ...   $     10.64     $      7.85     $      9.57     $      7.08
          Gulf Coast Region ..   $      2.44     $      --       $      2.60     $      --
                                 -----------     -----------     -----------     -----------
              Combined Average   $      8.87     $      7.85     $      8.11     $      7.08
                                 ===========     ===========     ===========     ===========
Change in Revenue
Attributable to:
    Production ...............   $     7,096                     $     9,729
    Price ....................   $    24,398                     $   107,632
                                 -----------                     -----------
  Total Increase in Revenue ..   $    31,494                     $   117,361
                                 ===========                     ===========

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

Natural Gas Marketing and Trading
Operating statistics for the Company's Marketing and Trading Activities for the periods presented are as follows:
                                                  For the Three Months
                                                      Ended June 30,
                                              1997                     1996
                                       -------------------        ------------
Total Volume Sold (Mcf)                          -                   498,277

Average Price                         $          -              $       1.41
                                       -------------------        ------------
           Total Revenue              $          -              $    702,610
Costs                                            -                  (614,784)
                                       -------------------        ------------
            Gross Margin              $          -              $     87,826
                                        ==================        ============
            Gross Margin Percent                                         13%
                                                  For the Six Months
                                                      Ended June 30,
                                             1997                       1996
                                       -------------------        ------------
Total Volume Sold (Mcf)                          -                  1,223,756
Average Price                         $          -               $       1.67
                                       -------------------        ------------
           Total Revenue              $          -               $  2,048,565
Costs                                            -                 (1,745,446)
                                       -------------------        ------------
            Gross Margin              $          -               $    303,119
                                        ==================        ============
            Gross Margin Percent                                          15%

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

Gas Plant Processing Revenues
This category accounts for the natural gas processed and the natural gas liquids extracted and sold by the Gas Plant facility. Operating statistics for the periods presented are as follows:

                                              For the Three Months
                                                  Ended June 30,
                                            1997                    1996
                                      -----------------          ------------
                                           Volumes                 Volumes
Production:
    Natural Gas Processed (Mcf)            85,312                  91,590
                                      ===================       ===============
    Liquids Produced :
            B-G Mix (gallons)             204,100                 226,300
            Propane (gallons              162,300                 173,700
                                      ------------------         --------------
                  Total                   366,400                 400,000
                                      ==================         ==============
Average Sales Price of Liquids
  (per gallon)                        $      0.44               $    0.47

    Gross Margin:                          Amount                  Amount
                                        ----------------          ------------
             Revenue                  $   162,346               $ 167,837
             Costs                       ( 99,461)               (126,767)
                                       ------------------        --------------
                   Gross Margin       $    62,885               $  41,070
                                        =================        ==============
                   Gross Margin Percent       39%                      24%

                                                   For the Six Months
                                                     Ended June 30,
                                            1997                     1996
                                      -------------------       ------------
                                           Volumes                Volumes
Production:
    Natural Gas Processed (Mcf)           164,242                 185,447
                                       ================        ==============
    Liquids Produced:
            B-G Mix (gallons)             396,200                 461,400
            Propane (gallons)             321,400                 349,000
                                       ---------------         ---------------
                  Total                   717,600                 810,400
                                       ===============         ===============
Average Sales Price of Liquids
  (per gallon)                       $       0.52             $      0.44

    Gross Margin:                         Amount                  Amount
                                      ----------------          ------------
             Revenue                 $    371,856             $   355,680
             Costs                       (204,299)               (252,008)
                                      ----------------         --------------
               Gross Margin          $    167,557             $   103,672
                                      ================        ================
               Gross Margin Percent           45%                     29%

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

General and Administrative
General and administrative ("G&A") expenses increased approximately $118,000 during the second quarter of 1997 and approximately $218,000 during the first half of 1997 when compared to the same periods in 1996. The increases for the first half of 1997 are summarized below:

 $  56,000     -   For consulting services (legal, accounting, land and other)
                   associated with the Company's expansion into the Gulf Coast.
    37,000     -   Travel and entertainment costs associated with the Company's expansion into the Gulf Coast.
    36,000     -   Recovery of Bad Debt in 1996 (this reduced G&A expense in
                   1996 - no such amounts were recovered in 1997)
    33,000     -   Payroll costs associated with an increase in base pay and
                   insurance benefits for virtually all the Company's officers and employees.
    26,000     -   A Directors and Officers Liability Insurance Policy
                   purchased on July 1, 1996.
    20,000     -   Directors compensation
    10,000     -   All other, net.
  --------
$  218,000

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

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented, excluding the amortization of debt issuance costs, consisted of the following:

                                       For the Three Months
                                       1997             1996
                                    ----------      -----------

Oil and Gas Properties            $   183,732     $    156,468
Gas Plant and Other Buildings          60,929           60,868
Rolling Stock                          23,789           25,570
Other Field Equipment                   9,676            7,936
Furniture and Fixtures                 12,384           11,830
Non-Compete Agreement                  11,499           11,499
                                     --------         --------
        Total                         302,009          274,171
                                      =======          =======

                                        For the Six Months
                                           Ended June 30,
                                      1997               1996
                                   -----------      ------------

Oil and Gas Properties             $  323,604     $    314,369
Gas Plant and Other Buildings         121,858          122,940
Rolling Stock                          50,893           48,618
Other Field Equipment                  19,134           15,882
Furniture and Fixtures                 24,754           23,512
Non-Compete Agreement                  22,998           22,998
                                     --------         --------
        Total                         563,241          548,319
                                     =======           =======

The increase in DD&A for the periods presented is primarily related to the oil and gas properties which is a result of increased production.

Interest Expense
The higher interest expense incurred in 1996 is reflective of the increase in the average long-term debt outstanding and amortization of the corresponding debt issuance costs and the discount associated with the convertible debt. All of these circumstances are directly related to the convertible debentures sold by the Company pursuant to a private placement of convertible debentures completed in November 1996.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held at the Newport Beach Marriott Hotel and Tennis Club, 900 Newport Center Drive, Newport Beach, California on Saturday, May 31, 1997, at 10:00 A.M. Pacific Daylight Time. The matters submitted to a vote of the Company's security holders as well as the results of the votes cast are as follows:

      I.       Matters Voted Upon by Holders of Common Stock

               The election of three Class A directors to serve on the Company's Board of Directors totaling eleven directors. A summary of the votes cast are as follows:

                          Votes Received
                            In Favor of             Votes Withheld
                                      % of                    % of
                           Number    Shares         Number   Shares
R. Thomas Fetters, Jr.    9,801,218   77.7%          38,076     .3%
James N. Burkhalter       9,801,218   77.7%          38,076     .3%
Patrick J. Duncan         9,799,718   77.6%          39,576     .3%

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

      II.      Matters Voted Upon by Holders of Preferred Stock

               (1) The election of two directors to represent the holders of Preferred Stock on the Company's Board of Directors totaling eleven directors. A summary of the votes cast are as follows:

                                 Votes Received
                                 In Favor of                Votes Withheld
                                             % of                       % of
                                 Number     Shares          Number     Shares
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

                            PEASE OIL AND GAS COMPANY



Date: March 27, 1998                  By: /s/ Willard H. Pease, Jr.
                                      Willard H. Pease, Jr.
                                      President and Chief Executive Officer



Date: March 27, 1998                  By: /s/ Patrick J. Duncan
                                      Patrick J. Duncan
                                      Chief Financial Officer and
                                      Principal Accounting Officer