Form 10QSB/A
period 1997-09-30
PEASE OIL & GAS CO /CO/
filed 1998-03-31
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                          Commission File Number 0-6580

                                [GRAPHIC OMITTED]






                            PEASE OIL AND GAS COMPANY
           (Name of small business issuer as specified in its charter)


                                Nevada 87-0285520
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)
                          751 Horizon Court, Suite 203
                         Grand Junction, Colorado 81506
                    (Address of principal executive offices)
                                 (970) 245-5917
                (Issuer's telephone number, including area code)

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

      As of November 11, 1997 the issuer had 15,741,769 shares of its $0.10 par value Common Stock issued and outstanding.

       Transitional Small Business Issuer Disclosure Format Yes ____ No X
                                       ---

                                TABLE OF CONTENTS
                                                                        PAGE
                                                                       NUMBER


PART I - Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . 3-4
September 30, 1997 (unaudited)
and December 31, 1996
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . 5
For the Three Months Ended September 30, 1997
(unaudited) and 1996 (unaudited)
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . 5
For the Nine Months Ended September 30, 1997
(unaudited) and 1996 (unaudited)
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . .6-7
For the Nine Months Ended September 30, 1997
(unaudited) and 1996 (unaudited)
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 8-9
Item 2. Management's Discussion and Analysis . . . . . . . . . . . .  . . 10
Disclosure Regarding Forward-Looking Statements . . . .  . . . . . . . . .10
Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . . 10
Capital Expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .13
Exploration Activity. . . . . . . . . . . . . . . . . . . . . . . . . . . 14
Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 16
Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16
Total Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
Oil and Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
Natural Gas Marketing and Trading . . . . . . . . . . . . . . . .  . . . .18
Gas Plant Processing Revenues . . . . . . . . . . . . . . . . . .  . . . .19
Oil Field Services and Oil Field Supply . . . . . . . . . . . . . .  . . .20
Well Administration and Other Income . . . . . . . . . . . . . .  . . . . 20
General and Administrative . . . . . . . . . . . . . . . . . . . . . .  . 20
Consulting Agreement - Related Party . . . . . . . . . . . . . .  . . . . 21
Depreciation, Depletion and Amortization . . . . . . . . . . . .  . . . . 21
Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22.
Part II - Other Information . . . . . . . . . . . . . . . . . . . . . . . 23
Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 23
Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . . 23
Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . 27
Item 4. Submission of Matters to a Vote of Security Holders . . . . . .  .27
Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . 27
Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  28
Part III - Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 28

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                          September 30,           December 31,
                                             1997                    1996
                                         ----------------        ------------
                                          (unaudited)

CURRENT ASSETS:
   Cash and equivalents                  $  3,939,355          $    1,995,860
   Trade receivables                          769,297                 599,648
   Inventory                                  393,899                 408,787
   Prepaid expenses and other                  64,585                  56,327
                                           -------------       ---------------
        Total current assets                5,167,136               3,060,622
                                            -----------         -------------
OIL AND GAS PROPERTIES, at cost
(successful efforts method):
   Undeveloped properties                   2,163,341                 351,727
   Exploration in progress                  3,764,767                 181,312
   Developed properties                    13,891,773               9,505,408
                                           ----------            -------------
        Total oil and gas properties       19,819,881              10,038,447
   Less accumulated depreciation, and
     depletion                             (4,462,831)             (3,946,974)
                                         ------------            --------------
        Net oil and gas properties         15,357,050               6,091,473
                                           ----------             -------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Gas plant                                4,099,285               4,099,285
   Service equipment and vehicles             888,744                 879,313
   Land, buildings and office equipment       462,597                 459,228
                                         ------------             -------------
       Total property, plant and equipment  5,450,626               5,437,826
   Less accumulated depreciation           (1,647,747)             (1,376,154)
                                         ------------            --------------
       Net property, plant and equipment    3,802,879               4,061,672
                                          -----------             -------------
 OTHER ASSETS:
   Deferred debt issuance costs (Note 7)      731,617               1,093,479
   Non-compete agreements                     272,181                 306,678
   Other                                      272,493                 274,830
                                         ------------             -------------
          Total other assets                1,276,291               1,674,987
                                          -----------             -------------
TOTAL ASSETS                            $  25,603,356          $   14,888,754
                                           ==========             ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                 September 30,     December 31,
                                                     1997              1996
                                               ----------------   ------------
                                                  (unaudited)

CURRENT LIABILITIES:
   Current maturities of long-term debt:
      Related parties                                   -            285,895
      Other                                          31,210           45,944
   Accounts payable, exploration costs              455,503             -
   Accounts payable, trade                          250,197          267,540
   Accrued production taxes                         252,910          288,122
   Other accrued expenses                           219,452          265,427
                                                -------------    --------------
         Total current liabilities                1,209,272        1,152,928
                                                 ------------    -------------
LONG-TERM LIABILITIES:
   Long-term debt, less current maturities:
      Convertible Debentures, net of discount of
        $1,158,901 and $1,732,170, respectively
        (Note 7)                                  2,906,099        3,267,830
      Other                                          39,518           19,945
   Accrued production taxes                         204,941          256,088
                                                ------------     --------------
        Total long-term liabilities               3,150,558        3,543,863
                                                ------------      -------------
STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $0.01 per share,
      2,000,000 shares authorized, none
      and 179,938  shares of Series A  Cumulative
      Convertible  Preferred  Stock issued and
      outstanding, respectively.                      -                 1,799
   Common Stock, par value $0.10 per share,
      40,000,000 shares authorized, 15,688,475 and
      7,526,817 shares issued and outstanding,
      respectively.                               1,568,848           752,682
   Additional paid-in capital (Note 7)           31,815,201        19,112,104
   Accumulated deficit (Note 7)                 (12,140,523)       (9,674,622)
                                                ------------    --------------
         Total stockholders' equity              21,243,526        10,191,963
                                                -----------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                         $  25,603,356 $     14,888,754
                                                ===========       ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   For The Three Months             For The Nine Months
                                                    Ended September 30,             Ended September 30,
                                                       -----------                       -----------
                                                    1997           1996           1997           1996
                                                 -----------    -----------    -----------    -----------

REVENUE:
   Oil and gas sales .........................   $  868,749    $   594,730    $ 2,328,328    $ 1,846,708
   Natural gas marketing and trading .........         --             --             --        2,048,565
   Gas plant processing ......................      153,848        175,389        525,704        531,069
   Oil field services and supply .............      181,373        163,477        525,585        469,612
   Well administration and other income ......       28,666         28,196         67,570         84,684
                                                  -----------    -----------    -----------    -----------
        Total revenue ........................    1,232,636        961,792      3,447,187      4,980,638
                                                  -----------    -----------    -----------    -----------
OPERATING COSTS AND EXPENSES:
   Oil and gas production ....................      407,038        308,959      1,145,141        956,822
   Exploration costs .........................      813,174         75,000      1,178,890         75,000
   Natural gas marketing and trading .........         --             --             --        1,745,446
   Gas plant processing ......................       79,346        108,618        283,645        360,626
   Oil field services and supply .............      176,090        175,748        469,223        416,425
   General and administrative ................      339,079        258,941      1,045,258        746,883
   Consulting agreement-related party ........      159,292         86,985        340,470        166,811
   Depreciation, depletion and amortization ..      340,714        259,264        903,955        807,583
                                                 -----------    -----------    -----------    -----------
            Total operating costs and expenses    2,314,733      1,273,515      5,366,582      5,275,596
                                                 -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS .........................   (1,082,097)      (311,723)    (1,919,395)      (294,958)
OTHER INCOME (EXPENSES):
   Interest income ...........................       70,029          8,700        133,142         17,784
   Interest expense (Note 7) .................     (120,314)      (137,128)      (669,602)      (266,383)
   Gain (Loss) on sale of assets .............       (3,855)       (24,362)       (10,046)        (7,713)
                                                 -----------    -----------    -----------    -----------
        Total other income (expenses), net ...      (54,140)      (152,790)      (546,506)      (256,312)
                                                 -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES .....................   (1,136,237)      (464,513)    (2,465,901)      (551,270)
INCOME TAXES .................................         --             --             --           41,409
                                                 -----------    -----------    -----------    -----------
NET LOSS .....................................   (1,136,237)      (464,513)    (2,465,901)      (509,861)
PREFERRED STOCK DIVIDENDS:
   In arrears ................................         --          (50,672)          --         (152,016)
   Converted into common stock ...............         --             --          (89,969)          --
                                                 ----------    -----------    -----------    -----------
         Total preferred stock dividends .....         --          (50,672)       (89,969)      (152,016)
                                                 ----------    -----------    -----------    -----------
NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS .................................  $(1,136,237)  $   (515,185)   $(2,555,870)   $  (661,877)
                                                 ==========    ===========    ===========    ===========
NET LOSS PER COMMON SHARE
    As previously reported ...................  $     (0.07)  $      (0.07)   $     (0.19)   $     (0.09)
    Prior period adjustments (Note 7) ........        (0.01)          --            (0.02)          --
                                                               -----------    -----------    -----------    -----------
    As restated .............................   $     (0.08)  $      (0.07)    $    (0.21)   $     (0.09)
                                                 ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING ....................   14,976,000      7,310,000     12,191,000      7,254,000
                                                 ===========    ===========    ===========    ===========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                         For The Nine Months
                                                          Ended September 30,
                                                       1997            1996
                                                    ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $(2,465,901)  $   (509,861)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Provision for depreciation and depletion           869,458        773,086
      Amortization of intangible assets and discount
           on convertible debt                           478,762        113,936
      Exploration costs                                1,178,890         75,000
      Stock-based compensation                            60,000             -
      Loss on sale of property and equipment              10,045          7,713
      Issuance of common stock for services               10,155         61,027
      Provision for bad debt                                 -           21,491
   Changes in operating assets and liabilities:
   (Increase) decrease in:
      Trade receivables                                 (169,649)       554,857
      Inventory                                           34,164         98,437
      Prepaid expenses and other assets                  (23,421)       (32,367)
   Increase (decrease) in:
      Accounts payable                                   (17,343)      (964,444)
      Accrued expenses                                  (132,334)      (190,600)
                                                    --------------    ----------
    Net cash provided by (used in) operating
activities                                              (167,174)         8,275
                                                    --------------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment    (9,566,126)    (1,147,942)
   Proceeds from sale of property and equipment           52,867        145,740
   Proceeds from redemption of certificate of
          deposit                                         17,500         40,000
                                                    --------------   ----------
      Net cash provided by (used in) investing
          activities                                  (9,495,759)      (962,202)
                                                    --------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                             -         3,415,000
   Repayment of long-term debt                          (331,747)    (1,827,848)
   Proceeds from sale of common stock                  9,480,000         68,750
   Proceeds from exercise of common stock
          options and warrants                         3,866,353           -
   Offering and other costs associated with long-
          term debt, stock and warrants               (1,408,178)      (524,101)
                                                     -------------   -----------
      Net cash provided by (used in) financing
          activities                                  11,606,428      1,131,801
                                                     ------------   ------------
 INCREASE IN CASH AND EQUIVALENTS                      1,943,495        177,874
 CASH & EQUIVALENTS, beginning of period               1,995,860        677,275
                                                    -------------    -----------
 CASH & EQUIVALENTS, end of period                     3,939,355        855,149
                                                    -------------    -----------

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (continued)
                                                          For The Nine Months
                                                          Ended September 30,
                                                        1997             1996
                                                      -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
   Cash paid for interest:
      Related parties                               $   42,417      $     -
      Other                                            357,801          134,123
                                                      ------------   -----------
         Total                                      $  400,218      $   134,123
                                                    ==============   ===========
   Cash paid for income taxes                       $    -          $      -
                                                    ==============   -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
   Long-term debt incurred for purchase of vehicles $    50,691     $      -
                                                    ===============  ===========
   Conversion of debentures, net of discount, into
         common stock                               $   605,437     $      -
                                                     ==============  ===========
   Acquisition of oil and gas properties for common
         stock                                      $   885,000     $      -
                                                     ==============  ===========
   Estimated fair value of warrants granted for debt
         issuance costs                             $      -        $   475,000
                                                     ==============  ===========
   Debt Issuance Costs associated with converted
           debentures                               $   181,470     $      -
                                                     ==============  ===========
   Oil and gas equipment transferred to inventory   $    19,276     $      -
                                                     ==============  ===========

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

Note 7 - Prior Period Adjustments:
The carrying amount of the convertible debentures, debt issuance costs, additional paid-in capital, the accumulated deficit and interest expense have been restated to change the valuation assigned to the warrants attached to the convertible debentures issued in 1996. The effect of the adjustments to the September 30, 1997 financial statements is summarized as follows:

                                                                               Net Loss Applicable to
                                                                               Common Stockholders
                                                                                Three           Nine
                                   Debt       Additional                        Months          Months
                   Convertible   Issuance      Paid-In      Accumulated         Ended           Ended
                   Debentures      Costs       Capital       Deficit           9/30/97         9/30/97
As
 previously
 reported .......  $ 4,065,000   $ 743,466   $ 30,404,822   $(11,877,196)   $ (1,053,153)   $ (2,292,543)
Prior period
 adjustments ....   (1,158,901)    (11,849)     1,410,379       (263,327)        (83,084)       (263,327)
                   -----------   ---------   ------------   ------------    ------------    ------------
As restated .....  $ 2,906,099   $ 731,617   $ 31,815,201   $(12,140,523)   $ (1,136,237)   $ (2,555,870)
                   ===========   =========   ============   ============    ============    ============

The prior period adjustments had no effect on the September 30, 1996 financial statements as previously reported.

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

Liquidity and Capital Resources
At September 30, 1997, the Company's cash balance was $3,939,355 with a positive working capital position of $3,957,864, compared to a cash balance of $1,995,860 and a positive working capital position of $1,907,694 at December 31, 1996. The change in the Company's cash balance for the first nine months of 1997 is summarized as follows:

 Cash Balance at December 31, 1996                                   $1,995,860
 Sources of Cash:
   Proceeds from the sale of common stock                             9,480,000
   Proceeds from the exercise of common stock options
       and warrants                                                   3,866,353
   Proceeds from the sale of property and equipment                      52,867
   Proceeds from the redemption of a certificate of deposit              17,500
                                                                     ----------
       Total Sources of Cash                                         15,412,580
 Uses of Cash:
   Acquisition of oil and gas interest in
       East Bayou Sorrel                                             (3,415,000)
   Exploration Activities                                            (5,464,200)
   Other Capital Expenditures                                          (686,926)
   Costs associated with the sale of common stock and
       exercise of common stock warrants                             (1,408,178)
   Payments on long term debt                                          (331,747)
   Cash used in operating activities                                   (167,174)
                                                                    ------------
      Total uses of cash                                            (11,473,225)
                                                                   -------------
 Cash balance at September 30, 1997                                  $3,939,355
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

Total Revenue
Total Revenue from all operations was as follows:


                                                         For the Three Months
                                                         Ended September 30,
                                                    1997                 1996
                                                ----------             ---------

Oil and gas sales ....................  $  868,749        70%   $  594,730      61%
Natural gas marketing and trading ....        --           --        --          --
Gas plant processing .................     153,848        13%      175,389      18%
Oil field services and supply ........     181,373        15%      163,477      17%
Well administration and other income .      28,666         2%       28,196       4%
                                        ----------   ----------   ----------   ---------
     Total revenue ...................  $1,232,636       100%   $  961,792     100%
                                        ==========   ==========   ==========   =========

                                                          For the Nine Months
                                                          Ended September 30,
                                                    1997                 1996
                                                ----------            ----------

Oil and gas sales ....................  $2,328,328        68%   $ 1,846,708      37%
Natural gas marketing and trading ....       --                   2,048,565      41%
Gas plant processing .................     525,704        15%       531,069      11%
Oil field services and supply ........     525,585        15%       469,612       9%
Well administration and other ........      67,570         2%        84,684       2%
                                        ----------   ----------  ----------   ----------
     Total revenue ...................  $3,447,187       100%   $ 4,980,638     100%
                                        ==========   ==========  ==========   ==========

The decrease in total revenue for the first nine months of 1997 when compared to the same period in 1996 is primarily a result of the expiration of the Company's natural gas marketing and trading contract with Public Service Company of Colorado effective July 1, 1996. As illustrated, revenues generated from that contract were $2,048,565, or 41% of the total revenue for the first nine months of 1996. This circumstance, along with any known trends or changes that effect revenue on a line- by-line basis, are discussed in the following paragraphs under their respective captions.

Oil and Gas - Operating statistics for oil and gas production for the periods presented are as follows:

                                For the Three Months        For the Nine Months
                                 Ended September 30,        Ended September 30,
                                ---------------------       -------------------
                                 1997      1996             1997        1996
                               -------   --------          --------    -------
Production:
   Oil (Bbls)
        Rocky Mtns .........    20,200    23,600             60,500    76,500
        Gulf Coast .........    15,500      --               31,200      --
                               -------   -------             -------   -------
             Combined Total     35,700    23,600             91,700    76,500
                               -------   =======             =======   =======
Gas (Mcf)
        Rocky Mtns .........   103,000    98,700            296,500   316,500
        Gulf Coast .........    41,000      --               57,900      --
                               -------   -------             -------   -------
              Combined Total   144,000    98,700            354,400   316,500
                               =======   =======             =======   =======
BOE (6:1)
        Rocky Mtns .........    37,400    40,000            109,900   129,300
        Gulf Coast .........    22,300      --               40,900      --
                               -------   -------             -------   -------
              Combined Total    59,700    40,000            150,800   129,300
                               =======   =======             =======   =======


Average Collected Price:
   Oil (per Bbl)
        Rocky Mtns ...........   $   17.26     $   21.10     $          19.12  $      19.48
        Gulf Coast ...........   $   18.54     $    --       $          19.25  $        --
                                 ---------     ---------     -------------     -------------
              Combined Average   $   17.82     $   21.10     $          19.16  $      19.48
                                 =========     =========     =============     =============
Gas (per Mcf)
         Rocky Mtns ..........   $    1.17     $    0.98     $           1.39  $       1.12
         Gulf Coast ..........   $    2.72     $    --       $           2.75  $        --
                                 ---------     ---------     -------------     -------------
              Combined Average   $    1.61     $    0.98     $           1.61  $       1.12
                                 =========     =========     =============     =============
Per BOE (6:1)
         Rocky Mtns ..........   $   12.56     $   14.85     $          14.27  $      14.28
         Gulf Coast ..........   $   17.87     $    --       $          18.60  $        --
                                 ---------     ---------     -------------     -------------
              Combined Average   $   14.55     $   14.85     $          15.45  $      14.28
                                 =========     =========     =============     =============
Operating Margins:
   Rocky Mtns:
       Revenue ...............   $ 469,759     $ 594,730     $   1,567,999     $  1,846,708
       Costs .................    (389,814)     (308,959)       (1,113,176)        (956,822)
                                 ---------     ---------     -------------     -------------
         Operating Margin ....   $  79,945     $ 285,771     $     454,823     $    889,886
                                 =========     =========     =============     =============
   Operating Margin Percent ..          17%           48%               29%              48%
   Gulf Coast:
        Revenue ..............   $ 399,000     $    --       $     760,329     $        --
        Costs ................     (17,224          --             (31,965)             --
                                 ---------     ---------     -------------     -------------
          Operating Margin ...   $ 381,776     $    --       $     728,364     $        --
                                 =========     =========     =============     =============
   Operating Margin Percent ..          96%         --                  96%             --
Combined Totals:
       Revenue ...............   $ 868,749     $ 594,730     $   2,328,328     $  1,846,708
       Costs .................    (407,038)    $(308,959)       (1,145,141)    $   (956,822)
                                 ---------     ---------     -------------     -------------
         Operating Margin ....   $ 461,720     $ 285,771     $   1,183,187     $    889,886
                                 =========     =========     =============     =============
   Operating Margin Percent ..          53%           48%               51%              48%
Production Costs per
BOE before DD&A:
          Rocky Mtn Region ...   $   10.43     $    7.60     $       10.13     $       7.36
          Gulf Coast Region ..   $    0.77     $    --       $        0.78     $        --
                                 ---------     ---------     -------------     -------------
              Combined Average   $    6.82     $    7.60     $        7.60     $       7.36
                                 =========     =========     =============     =============
Change in Revenue
Attributable to:
    Production ...............   $ 300,752                   $     338,547
    Price ....................     (26,733)                        143,073
                               -------------                 -------------
  Total Increase in Revenue ..   $ 274,019                   $     481,620
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

Natural Gas Marketing and Trading
The Company had a "take-or-pay" contract with Public Service Company of Colorado ("PSCo") which called for PSCo to purchase from the Company a minimum of 2.92 billion cubic feet ("BCF") of natural gas annually. The price paid the Company by PSCo was based on the Colorado Interstate Gas Commission's "spot" price, plus a fixed price bonus. The natural gas marketing and trading activities represent natural gas that was purchased from third parties and sold to PSCo under the terms of the contract. The contract with PSCo expired on June 30, 1996. Historically, the price paid by PSCo under that contract was at a premium above the market and therefore allowed for the marketing and trading activities. With the increasing competition fostering within all phases of the natural gas industry, it is unlikely that the Company will be able to negotiate another contract that pays at an above market premium. Accordingly, the Company is unlikely to resume marketing and trading activities. The operating results for this operation for the first nine months of 1996 and 1997 are as follows (no information is shown for the quarters ending September 30 since the contract expired on June 30, 1996):
                                             For the Nine Months
                                             Ended September 30
                                       1997                       1996
                                 ----------------           -------------

Total Volume Sold (Mcf)                 -                     1,223,855
Average Price                           -                          1.67
                                 ----------------           -------------
      Total Revenue                     -                 $   2,048,565
Costs                                   -                    (1,745,446)
                                 ----------------           -------------
      Gross Margin                      -                 $     303,119
                                 ================           =============
      Gross Margin Percent                                           15%

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

Gas Plant Processing Revenues
This category accounts for the natural gas processed and the natural gas liquids extracted and sold by the Gas Plant facility. Operating statistics for the periods presented are as follows:

                                                        For the Three Months
                                                        Ended September 30,
                                                    1997                1996
                                                -------------       ------------
                                                   Volumes             Volumes
Production:
    Natural Gas Processed (Mcf)                     86,000              89,200
                                                =============       ============
    Liquids Produced :
            B-G Mix (gallons)                      192,100             224,000
            Propane (gallons                       163,600             166,600
                                                -------------       ------------
                  Total                            355,700             390,600
                                                =============       ============
Average Sales Price of Liquids (per gallon)     $     0.40         $      0.40

    Gross Margin:                               Amount                 Amount
                                          ----------------         ------------
             Revenue                        $   153,848           $    175,389
             Costs                              (79,346)              (108,618)
                                          -----------------        ------------
                   Gross Margin             $    74,502           $     66,771
                                          =================        ============
                      Gross Margin Percent           48%                    38%

                                                     For the Nine Months
                                                     Ended September 30,
                                                 1997                   1996
                                          -----------------        ------------
                                               Volumes                Volumes
Production:
    Natural Gas Processed (Mcf)                 250,200                 274,700
                                          ==================      =============
    Liquids Produced:
            B-G Mix (gallons)                   588,300                 685,300
            Propane (gallons)                   485,000                 515,700
                                          -------------------     -------------
                  Total                       1,073,300               1,201,000
                                           ==================     =============
Average Sales Price of Liquids (per gallon) $      0.41           $        0.45

    Gross Margin:                              Amount                  Amount
                                            ----------------       ------------
             Revenue                        $   525,704           $     531,069
             Costs                             (283,645)               (360,626)
                                            ----------------       ------------
                   Gross Margin             $   242,059           $     170,443
                                            ================       ============
                      Gross Margin Percent           46%                    32%

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

Oil Field Services and Oil Field Supply
Operating statistics for the Company's oil field service and supply operations for the periods presented are as follows:

                                            For the Three Months
                                             Ended September 30,
                                            1997                1996
                                         ------------       --------
Revenue                                  $ 181,373      $    163,477
Costs                                     (176,090)         (175,748)
                                         ----------       ------------
Net Operating Income                     $   5,283      $    (12,271)
                                         ===========     =============
Net Operating Margin Percent                    11%              (8%)

                                             For the Nine Months
                                             Ended September 30,
                                            1997               1996
                                         -----------        --------
Revenue                                  $ 525,585      $   469,612
Costs                                     (469,223)        (416,425)
                                         -----------     -----------
Net Operating Income                     $  56,362      $    53,187
                                         ===========    ============
Net Operating Margin Percent                   11%              11%

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

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented, excluding the amortization of debt issuance costs, consisted of the following:

                                           For the Three Months
                                             Ended September 30,
                                          1997                   1996
                                   --------------         ----------------

Oil and Gas Properties               $   221,414           $    143,691
Gas Plant and Other Buildings             60,932                 60,938
Rolling Stock                             24,728                 25,000
Other Field Equipment                      9,615                  8,671
Furniture and Fixtures                    12,526                  9,465
Non-Compete Agreement                     11,499                 11,499
                                      ----------              ----------
        Total                        $   340,714           $    259,264
                                       =========               =========

                                             For the Nine Months
                                             Ended September 30,
                                          1997                    1996
                                  ---------------         ----------------

Oil and Gas Properties               $   545,018           $    458,060
Gas Plant and Other Buildings            182,790                183,878
Rolling Stock                             75,619                 73,618
Other Field Equipment                     28,749                 24,553
Furniture and Fixtures                    37,280                 32,977
Non-Compete Agreement                     34,497                 34,497
                                       ----------              ---------
        Total                        $   903,953           $    807,583
                                       =========               =========

The increase in DD&A for the periods presented is primarily related to the oil and gas properties which is a result of increased production. Based on production, DD&A for the oil and gas properties has remained relatively constant ranging from $3.54 to $3.71 per BOE during the periods presented.

Interest
Total Interest incurred, and its allocation, for the periods presented is as follows:

                                       For the Three Months     For the Nine Months
                                        Ended September 30,      Ended September 30,
                                        1997         1996        1997         1996
                                     ----------   ----------   ---------   ----------

Interest paid or accrued ..........   $ 105,296    $  76,775   $ 346,740    $ 186,944
Amortization of debt issuance costs      53,337       60,353     444,265       79,439
                                      ---------    ---------   ---------    ---------
Total interest incurred ...........     158,633      137,128     791,005      266,383
Interest capitalized ..............    (121,403)        --      (121,403)        --
                                      ---------    ---------   ---------    ---------
Interest expense ..................   $  37,230    $ 137,128   $ 669,602    $ 266,383
                                      =========    =========   =========    =========

The higher interest incurred in 1997 is reflective of the increase in the average long-term debt outstanding, and the amortization of the corresponding debt issuance costs and discount. All of these circumstances are directly related to the convertible debentures sold by the Company pursuant to a private placement of convertible debentures completed in November 1996.

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

    (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

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