Form 10KSB
period 1997-12-31
PEASE OIL & GAS CO /CO/
filed 1998-04-01
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The issuer's revenues for its most recent fiscal year were $4,659,309.

     As of March 18, 1998 the issuer had 15,789,955 shares of its $0.10 par value Common Stock issued and outstanding. Based upon the closing sale price of $1.06 per share on March 18, 1998. the aggregate market value of the common stock, the Registrant's only class of voting stock, held by non-affiliates was $15,836,000.

      Transitional Small Business Issuer Disclosure Format Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I                                                                      Page

ITEM 1.      BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
                      History and Overview  . . . . . . . . . . . . . . . . .  1
                      Gulf Coast Efforts  . . . . . . . . . . . . . . . . . .  1
                      Recent Developments . . . . . . . . . . . . . . . . . .  2
                      Business Strategy . . . . . . . . . . . . . . . . . . .  2
                      Operations. . . . . . . . . . . . . . . . . . . . . . .  3
                      Competition . . . . . . . . . . . . . . . . . . . . . .  4
                      Markets . . . . . . . . . . . . . . . . . . . . . . . .  4
                      Regulations . . . . . . . . . . . . . . . . . . . . . .  5
                      Operational Hazards and Insurance . . . . . . . . . . .  7
                      Administration. . . . . . . . . . . . . . . . . . . . .  7
ITEM 2.      PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
                      Principal Oil and Gas Interests . . . . . . . . . . . .  7
                      Gulf Coast Properties and Prospects . . . . . . . . . .  8
                      Colorado Properties . . . . . . . . . . . . . . . . . . 10
                      Utah Properties  . . . . . . . . . . . . . . . .  . . . 11
                      Title to Properties . . . . . . . . . . . . . . . . . . 11
                      Estimated Proved Reserves . . . . . . . . . . . . . . . 11
                      Net Quantities of Oil and Gas Produced  . . . . . . . . 12
                      Drilling Activity . . . . . . . . . . . . . . . . . . . 13
ITEM 3.      LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . 13
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . 13

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . . 13
                      Market Information. . . . . . . . . . . . . . . . . . . 13
                      Stockholders. . . . . . . . . . . . . . . . . . . . . . 14
                      Dividends . . . . . . . . . . . . . . . . . . . . . . . 14
                      Recent Sales of Unregistered Securities   . . . . . . . 14
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . . . 18
                      Liquidity and Capital Reserves. . . . . . . . . . . . . 19
                               Capital Expenditures . . . . . . . . . . . . . 20
                               Results of Operations. . . . . . . . . . . . . 21
                               Other Matters  . . . . . . . . . . . . . . . . 27
ITEM 7.      FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . 29
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . 49

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . . . . . 49
ITEM 10.     EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . 49
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . 49
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . 49

PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . 50

                                     PART I

ITEM 1 - BUSINESS

HISTORY AND OVERVIEW

Pease Oil and Gas Company ("Company"), was incorporated under the laws of the state of Nevada on September 11, 1968 to principally engage in the oil and gas acquisition, development and production business. Prior to 1993, the Company was a relatively small operator conducting business primarily in Western Colorado and Eastern Utah. However, on August 23, 1993, the Company acquired Skaer Enterprises, Inc., a Colorado corporation, its related businesses and related oil and gas properties (collectively "Skaer"). Skaer was privately owned and operated, and was considered one of the largest private independent oil and gas companies in Colorado, operating exclusively in the Denver-Julesburg Basin ("DJ Basin") of northeastern Colorado. This acquisition substantially expanded the Company's operations by increasing the number of wells operated and expanding its services to include oil field services, oil field supplies, natural gas processing and natural gas marketing. Skaer was acquired for $12,200,000, including $300,000 of various costs associated with the acquisition. In the years following the acquisition, the Company invested several million dollars in an effort to exploit the assets acquired by Skaer and, unfortunately, experienced marginal success. Recognizing the limited upside potential of these assets, the Company initiated efforts in 1996 and 1997 to expand its resource base through the acquisition and exploration of properties located in the Gulf Coast region of Southern Louisiana and Texas.

GULF COAST EFFORTS

To establish an initial foothold in the Gulf Coast, the Company acquired a 7.8125% After Prospect Payout Working Interest and an additional 10% working interest in the East Bayou Sorrel Prospect located in Iberville Parish, Louisiana. These transactions were closed during the first quarter of 1997 at an aggregate cost of $4.27 million (including $875,000 in common stock). This prospect contains two discovery wells, the C.E. Schwing #1 and #2, which have historically produced at an average rate in excess of 2,300 barrels of oil, 2,400 Mcf of natural gas, and 860 barrels of water per day representing approximately 25% of the Company's current net average daily production. The 3-D survey discussed later in this section under the caption "Recent Developments" should greatly enhance the ultimate development and exploration efforts of this prospect.

On February 4, 1997 the Company entered into a definitive exploration agreement with National Energy Group, Inc. ("NEGX"), a publicly held company headquartered in Dallas, Texas, the operator of the East Bayou Sorrel Prospect. The Agreement provided the Company the right and obligation to participate in certain exploration projects initiated over the course of a two-year period. The Company's obligation under the Agreement ends on February 4, 1999. The working interest percentage committed to under the Agreement was generally 12.5% but has varied on a prospect by prospect basis, ranging from 9.375 to 20% to date. During 1997 and through the date of this report, the Company participated in the drilling of 10 wells under the terms of the Agreement with NEGX. Of the 10 wells drilled, 7 were dry, 1 in East Bayou Sorrell has been temporarily abandoned waiting on seismic information, and 2 resulted in modest discoveries. Nine of the ten wells that commenced drilling in 1997 were based on either 2-D data or other conventional geologic methods. In order to increase the probability of future success, most, if not all, of the remaining wells to be drilled under the term of Agreement will be based on the disciplined use of 3-D seismic and other advanced exploration technology.

In addition to the agreement with NEGX, the Company has pursued other exploration opportunities with various industry partners. For instance, during the third quarter of 1997, the Company signed various exploration agreements regarding a joint venture with Parallel Petroleum Corporation ("Parallel"), a publicly held entity headquartered in Midland, Texas. Pursuant to the terms of the agreements, the Company owns a 12.5% working interest in three separate 3-D seismic exploratory projects covering 130,000 acres in and around Jackson County, Texas. The exploration efforts will focus within the Yegua/Frio/Wilcox geological trend. The Company decided to pursue the joint venture with Parallel based on Parallel's history of success in the Yegua/Frio/Wilcox Trend where, between October 1994 and December 1997, utilizing 3-D seismic imaging and other new technologies, Parallel participated in drilling over 60 exploratory wells, with a success rate of approximately 80%. Beginning with the seismic operations which commenced in August 1997, the projects contemplated in the agreements with Parallel will span the course of the next two to three years with drilling expected to commence in the second quarter of 1998.

Contingent on the result of the seismic surveys, as many as 60 or 70 wells may ultimately be drilled. The Company invested approximately $3.2 million in these projects in 1997.

During 1997, the Company was also successful in negotiating the right to participate in an exploration project operated by Amerada Hess Corporation. This project, known as the Maurice Prospect, is located in Vermilion Parish, Louisiana, and was purchased from Davis Petroleum ("Davis"), a privately held corporation located in Houston, Texas, when Davis elected to sell a portion of its interest in exchange for a farmout agreement on another property owned by the Company. During 1997, one successful well was drilled and is currently being recompleted with production expected to commence during the second quarter of 1998. In January 1998, a second well commenced drilling operations and reached its proposed target depth of 16,300 feet in March 1998. Based on the electric logs, casing is currently being set and a production test is expected during the second quarter of 1998. The Company anticipates one or two additional wells will be drilled on this prospect in 1998.

RECENT DEVELOPMENTS:

Participation in Bayou Sorrel 3-D Area
On January 21, 1998, the Company entered into a definitive agreement with NEGX to participate as a 14.0625% working interest owner in a 3-D survey covering 54-square mile area surrounding the Bayou Sorrel Field in Iberville Parish, Louisiana (referred to herein as "Bayou Sorrel 3-D Area"). The 3-D survey was initiated in 1997 and the initial cost of $1,228,510 included the Company's proportionate share of the 3-D seismic survey and the existing land costs. This Bayou Sorrel 3-D Area not only encompasses the Company's current interest in the East Bayou Sorrel Prospect where, as discussed previously, a 10% working interest and a 7.8125% After Prospect Payout Working Interest was acquired by the Company in the first quarter of 1997, but greatly increases the area of potential future prospects. Although this participation in the Bayou Sorrel 3-D Area will not increase the Company's ownership in the East Bayou Sorrel Prospect, it will increase the ownership percentage in any prospects generated from the 3-D survey outside of the East Bayou Sorrel Prospect and within the boundaries of the Bayou Sorrel 3-D Area. The 3-D data is currently being processed and the Company expects to independently participate in the processing and interpretation of this data. Based on the results of the interpretation, drilling could commence on new prospects as early as the second quarter of 1998.

Anticipated Sale of The Rocky Mountain Assets
In 1997, the Company's Board of Directors decided that the Company's Rocky Mountain Assets, including the oil and gas properties, gas plant and service and supply operations should ultimately be sold. This decision was based on several factors, including but not limited to, the declining margins on the Rocky Mountain operations, lack of success in exploiting the assets acquired from Skaer and the Company's most recent efforts to foster growth have been, and will continue to be in the foreseeable future, focused in the Gulf Coast.

Although no formal agreements have been reached as of the date of this report, the Company has been conducting on-going negotiations with several parties interested in the assets. The depressed and volatile commodity prices experienced since November 1997 (and continuing through the date of this report) have hindered the negotiations. However, the Company is committed to selling the Rocky Mountain Assets and anticipates most, if not all, of the related assets will be sold sometime in 1998.

BUSINESS STRATEGY

To initiate the Gulf Coast efforts, the Company sought out opportunities to invest in a diversified portfolio of oil and gas exploration projects and attempted to mitigate risks of exploration drilling by taking minority interests in projects with large potential reserves. The Company generally participates as a minority, non-operating interest holder with industry partners. Although the Company does not currently operate properties or originate any of these exploration prospects, it actively participates in the evaluation of opportunities presented by its industry partners, both at the time of its initial investment in a prospect and thereafter during the evaluation and selection of drilling locations. The Company's current and future business strategy will focus on expanding its reserve base and future cash flows by cultivating the prior acquisitions, nurturing the strategic alliances and exploiting the existing exploration opportunities in the Gulf Coast Region. Specifically, the Company will attempt to execute this strategy by focusing its immediate exploration efforts and resources on what the Company considers its three core areas in the Gulf Coast, which are:

          1. The 54-square mile Bayou Sorrel 3-D Area in Iberville Parish, Louisiana, operated by National Energy Group, Inc.;

          2. The Formosa, Texana and Ganado 3-D prospects, encompassing 130,000 acres in and around Jackson County, Texas, operated by Parallel Petroleum; and

          3. The Maurice Prospect in Fayetteville Parish, Louisiana, operated by Amerada Hess.

In addition, the Company intends to emphasize the following precepts in implementing its strategy:

o Make disciplined use of advanced exploration technologies -- such as 3-D seismic and computer-aided exploration ("CAEX") technology;
o Mitigate exploration risk by spreading investment over a significant number of prospects to improve the probability of success;
o Developing alliances with experienced and competent technical personnel that have been trained by major oil companies and can demonstrate a successful track record;
o Reinvesting future operating cash flows into development drilling and recompletion activities; o Pursue the acquisition of properties and/or potential merger candidates that could build upon and enhance the Company's existing asset base;
o Positioning itself with strategic sources of capital and industry partners that can react to opportunities in the oil and gas business when they present themselves.

The Company currently employs the services of Baird Petrophysical Group, Inc., a geophysical and petrophysical consulting firm headed by Ralph W. Baird. Mr. Baird has almost 30 years of experience providing specialized technical services to the petroleum industry around the globe. The Company uses Mr. Baird's services to screen, analyze, advise, and otherwise assist in the interpretation and evaluation of the Gulf Coast prospects.

The Company recognizes that the ability to implement its business strategies is largely dependent on the ability to raise additional debt or equity capital to fund future acquisition, exploration, drilling and development activities. The Company's Capital resources are discussed more thoroughly in Part II, Item 6, in Management's Discussion and Analysis.

OPERATIONS

As of December 31, 1997, the Company had varying ownership interests in 185 gross productive wells (164 net) located in five states. The Company operates 176 of the 185 wells, the other wells are operated by independent operators under contracts that are standard in the industry. As previously mentioned, the Company has committed to selling its Rocky Mountain assets. If and when this occurs, the Company's interest for producing properties as of the date of this report would be reduced to 3 gross (.40 net) non-operated wells located solely in Southern Louisiana. This divestment would dramatically reduce the Company's proved reserves, revenues and cash flows.

The following table presents oil and gas reserve information within the Company's major operating areas as of December 31, 1997:

                                                 Net Proved Reserves
       REGION                            Bbls          Mcf          BOE (6:1)
 --------------------                 ---------     ---------      ----------
 Rocky Mountains -
     principally in the DJ Basin        777,000     3,175,000       1,306,000
 Gulf Coast -
     principally in S. Louisiana        308,000     1,360,000         535,000
                                      ---------     ---------       ---------
          Total                       1,085,000     4,535,000       1,841,000
                                      =========     =========       =========

It is a primary objective of the Company to operate most of the oil and gas properties located in the Rocky Mountain Region in which it has an economic interest. The Company believes, with the responsibility and authority as operator, it is in a better position to control costs, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

At the present time, oil and natural gas prospects pursued in the Gulf Coast region by the Company will be as a non-operator.

COMPETITION

The oil and gas industry is highly competitive in many respects, including identification of attractive oil and gas properties for acquisition, drilling and development, securing financing for such activities and obtaining the necessary equipment and personnel to conduct such operations and activities. In seeking suitable opportunities, the Company competes with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources and, in some cases, with more experience. Many other oil and gas companies in the industry have financial resources, personnel, and facilities substantially greater than those of the Company. There can be no assurance that the Company will be able to compete effectively with these other entities.

MARKETS

Overview - The three principal products currently produced and marketed by the Company are crude oil, natural gas and natural gas liquids ("NGL's"). The Company does not currently use commodity futures contracts and price swaps in the sales or marketing of its natural gas and crude oil.

Crude Oil - Oil produced from the Company's properties is generally transported by truck or pipeline to unaffiliated third-party purchasers at the prevailing field price (the "posted price"). Currently, the four primary purchasers of the Company's crude oil are Plains Marketing & Transportation, Total Petroleum, Inc., Texaco Trading and Transportation, Inc. and Scurlock-Permian Corporation. Together these four purchasers buy more than 90% of the Company's annual crude oil production. The contracts are month-to-month and subject to change. The market for the Company's crude oil is competitive and therefore the Company does not believe that the loss of one of its primary purchasers would have a material adverse effect on the Company's business because other arrangements could be made to market the Company's crude oil products. The Company does not anticipate problems in selling future oil production since purchases are made based on current market conditions and pricing. Oil prices are subject to volatility due to several factors beyond the Company's control including: political turmoil; domestic and foreign production levels; OPEC's ability to adhere to production quotas; and possible governmental control or regulation.

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

The  residue  gas sold at the  tailgate  of the  Company's  Gas Plant to PSCo is subject to a month-to-month contract and the Gas sold to HP is subject to a contract that expires in 2013. The gas to both parties is priced on an MMBtu basis at an index spot price. It should be noted that the sale of processed natural gas to PSCo is not directly related to the Company's former natural gas marketing and trading contract which expired on July 1, 1996. The market and trading activities are discussed later in "Management's Discussion and Analysis".

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

Order No. 636 does not regulate gas producers such as the Company. However, Order No. 636 does appear to have achieved FERC's stated goal of fostering increased competition within all phases of the natural gas industry. Generally speaking, this increased competition has driven the price down for natural gas produced by the Company and other producers. It is unclear what further impact the increased competition will have on the Company as a gas producer and seller in the future. Increased flexibility and competition provides greater assurance of access to markets, but has consequently reduced or restrained prices.

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

State and Local Regulation of Drilling and Production - State regulatory authorities have established rules and regulations requiring permits for drilling, bonds for drilling, reclamation and plugging operations, limitations on spacing and pooling of wells, and reports concerning operations, among other matters. The states in which the Company operates also have statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. For example, each well in the East Bayou Sorrell prospect is currently restricted to approximately 1,400 Bbls of oil per day because of such state mandated restriction. A few states also prorate production to the market demand for oil and gas. These statutes and regulations limit the rate at which oil and gas could otherwise be produced or the prices obtained from the Company's properties.

Also in recent years, pressure has increased in states in which the Company has been active (especially Colorado) to mandate compensation to surface owners for the effects of oil and gas operations and to increase regulation of the oil and gas industry at the local government level. Such local regulation in general is aimed at increasing the involvement of local governments in the permitting of oil and gas operations, requiring additional restrictions or conditions on the conduct of operations to reduce the impact on the surrounding community and increasing financial assurance requirements. Accordingly, such regulation has the potential to delay and increase the cost, or even in some cases to prohibit entirely, the conduct of the Company's drilling activities.

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

ADMINISTRATION

Office Facilities - The Company currently rents approximately 4,000 square feet in an office facility in Grand Junction, Colorado owned by an unrelated party. The rental rate is $32,232 per year through June 30, 2000.

Employees - As of March 16, 1998, the Company had 25 full time employees, none of whom is covered by a collective bargaining agreement. The Company considers its relations with its employees satisfactory.

ITEM 2 - PROPERTIES

PRINCIPAL OIL AND GAS INTERESTS

Developed Acreage - The Company's producing properties as of December 31, 1997 are located in the following areas shown in the table below:

                                      OIL                   GAS
                               -------------------    -------------            Developed Acreage
                                            Gross     Net(2)  Gross    Net(2)  -----------------
Fields                         State       Wells(1)   Wells  Wells(1)  Wells    Gross     Net(2)
----------------------------   ----------  -------    -----  -----     -----    -----     -----

Loveland Field .............   Colorado        81       81     --       --      5,083    5,047
Johnson's Corner ...........   Colorado         5        5     --       --      1,122    1,122
West Peetz Field ...........   Colorado         5        5     --       --        785      785
Yenter Field ...............   Colorado         6        6     --       --      1,655    1,655
Cisco Dome .................   Utah             1        1       38       31    8,877    8,267
All Other Fields ...........   CO/NB/UT        40       32        5        3    9,363    7,193
                                           ------   ------   ------   ------   ------   ------
Subtotal - .................   Rocky
   Mountains (rounded) .....                  138      130       43       34   26,885   24,069
East Bayou Sorrel ..........   Louisiana        2      .20     --       --        847       85
South Lake Arthur ..........   Louisiana     --       --          1      .20      349       73
                                           ------   ------   ------   ------   ------   ------
Subtotal - Gulf Coast ......                    2      .20        1     . 20    1,196      158
                                           ------   ------   ------   ------   ------   ------
Grand Total  (rounded
to nearest whole) ..........                  140      130       44       34   28,081   24,227
                                           ======   ======   ======   ======   ======   ======

Footnotes

     (1) Wells which produce both gas and oil in commercial quantities are classified as "oil" wells for disclosure purposes.
     (2) "Net" wells and "net" acres refer to the Company's fractional working interests multiplied by the number of wells or number of acres.

Substantially all of the Company's producing oil and gas properties are located on leases held by the Company for as long as production is maintained.

Undeveloped Acreage - The Company's gross and net working interests in leased undeveloped acreage in the Rocky Mountain Region as of December 31, 1997 is 406 and 366 acres, respectively. All these properties are located in Colorado and will expire at various times in 1998 unless production has been obtained.

The Company's gross and net working interests in leased (or lease options in areas where 3-D seismic is being conducted) on undeveloped acreage in the Gulf Coast Region as of December 31, 1997 is as follows:

                                                   Undeveloped Acreage
                                                  ----------------------
Prospect Description             State            Gross             Net
--------------------             -----            -----             ---
Bayou Sorrel 3-D Area            Louisiana         5,561            782(1)
Bayou Sorrel 3-D Area (Options)  Louisiana       121,121         17,033(2)
Maurice Prospect                 Louisiana         1,024             86(3)
Parallel 3-D Program             Texas            37,694          4,712(3)
Parallel 3-D Program (Options)   Texas            84,924         10,615(2)
Austin Bayou                     Texas             3,377             72(3)
                                                 -------         ------
    Totals:                                      253,701         33,300
                                                 =======         ======

     (1) Substantially all of these leases will expire in 1999 unless production has been obtained.
     (2) Substantially all of these lease options will expire in 1998 unless they are exercised. The total acres ultimately exercised will be contingent on the interpretive results of the corresponding 3-D seismic surveys. The Company estimates that between 20% and 60% of the options will ultimately be exercised at an approximate cost to the Company of $100.00 per net acre.
     (3) Substantially all of these leases will expire in 2000 unless production has been obtained.

GULF COAST PROPERTIES AND PROSPECTS

Overview - As stated earlier, in 1996 and 1997 the Company actively initiated efforts to transform itself into an aggressive Gulf Coast exploration company. Historically, the 30 year-old company focused on the U.S. Rocky Mountains for acquisition and development plays, but today it holds a substantial lease position onshore Texas and Louisiana, also known as the U.S. Gulf Coast. The Company is aggressively acquiring 3-D seismic surveys and drilling both development and exploratory wells in the Gulf Coast.

In 1998 and beyond, the Company intends to actively pursue the drilling, development, and exploration objectives targeting known areas for oil and gas reservoirs in the U.S. Gulf Coast, mainly Texas and Louisiana. The U.S. Gulf Coast, although it has been actively explored, remains a prolific area with excellent upside potential for exploration due to modern proprietary 3-D seismic surveys, which the Company now owns. The Company believes that the combination of technology and the availability of leases to drill make this an opportune time for an aggressive exploration program.

East Bayou Sorrel and Bayou Sorrel Area - During 1997, the Company acquired a 10% working interest and a 7.125% after prospect payout leasehold interest in the 1996 discovery of a new oil and gas field, East Bayou Sorrel Field located in Iberville Parish, Louisiana. The acquisition included one discovery well that was drilled in 1996 and the Company and NEGX together drilled an additional discovery well in 1997 on this prospect. Together these two wells have historically produced approximately 2,300 bbls of oil, 2,400 Mcf gas and 860 bbls of water per day. A new 3-D seismic survey covering a much larger area (54 square miles, 30,000 acres) than the original East Bayou Sorrel AMI, was completed in February 1998. The processing is complete and the data is now being interpreted independently by the Company. Preliminary results appear to confirm the reservoir at East Bayou Sorrel, and even more encouraging is the apparently large number of potential undrilled targets contained within the 3-D volume. Additional development drilling of the East Bayou Sorrel Field, development drilling of undrilled fault blocks near East Bayou Sorrel Field, as well as exploratory drilling based on images from the 3-D seismic is expected to be conducted during 1998 and beyond.

Formosa, Texana and Ganado 3-D Exploration Prospects - During 1997, the Company secured a 12.5% working interest in three specific on-shore upper Gulf Coast exploration projects located in and around Jackson County, Texas. The 3-D survey will cover over 200 square miles (130,000 acres) in and around Jackson County, Texas. The surveys on two of the projects are already completed and the data is currently being interpreted by the Company and its partners. The 3-D survey on the third project is currently being conducted and is expected to be completed late in 1998. The Company expects that there may be as many as 60 to 70 wells ultimately drilled on these prospects based on our preliminary evaluation of the 3-D seismic and local geology. Parallel Petroleum of Midland, Texas is the designated operator for these wells,

The subject lands lie in close proximity to productive oil and gas fields which produce from the Miocene/Frio intervals. The subject acreage block is bounded by fields that have cumulatively produced in excess of 2 trillion cubic feet of natural gas and 500 million barrels of oil.

The typical Yegua well costs approximately $800,000 to drill and complete, and if successful, has an average reservoir of 10 billion cubic feet of natural gas, and begins to generate cash flow within 60 days from spud date. The typical Frio well costs approximately $400,000 to drill and complete, has a reservoir of 1 billion or more cubic feet of natural gas, begins to generate cash flow 60 days from spud date, and return the original investment in less than one year. The foregoing estimates naturally depend on flow rates and pricing.

Within the project areas, there is an extremely high potential exploration opportunity that is being defined with the use of 3-D seismic. The Jackson County area has proven to be ideal for 3-D seismic as faulting and structures are easily identified and many stratigraphic reservoirs exhibit hydrocarbon indicators from the shallowest Miocene sands, throughout the Frio, and into the Vicksburg and Yegua intervals. The Formosa Grande Prospect Area has numerous regional down-to-the-coast faults that are easily identified at the top of the Frio, but also has deep seated faulting that does not exhibit displacement at the shallower horizons. Very often, these deep faults do create hydrocarbon traps. Most fields in this trend area exhibit multiple stacked reservoirs.

A Greta level structure map exhibits numerous large four-way closures, primarily downthrown to regional growth faulting. These large structures have, for the most part, been exploited, some as early as the 1930s and 1940s. Although it is not readily apparent in regional mapping, much of the Frio production is stratigraphic in nature, that is, trapped in channel sands that traverse structures, or in sands that "pinch out" up onto the flanks of these large structures. Significant reserves may remain in similar traps, further off structure than has been developed to date.
Such traps should be readily defined with 3-D seismic data.

The Company's project area appears to be an excellent area to apply 3-D seismic technology to exploit reserves that have been passed over in existing fields as well as to discover new reserves in deeper pools and undrained fault segments in compartmentalized fields.

Maurice Field - In 1997, the Company joined Davis Petroleum and Amerada Hess Corporation ("AHC") to drill a discovery well at Maurice Field, Vermilion Parish, Louisiana. The Trahan #1 is currently being completed in the bol mex sands and is expected to be on production in April 1998. A second Maurice Field well, the Broussard #1, is currently being completed to produce the Marg tex and will also test all reservoirs to the bol mex sands. Additional wells will be drilled during 1998 and 1999 in order to develop the field. A 3-D seismic survey is also being completed at this time. In addition, the Company, along with AHC, recently acquired its proportionate share of approximately 50% of the camerina unit rights. Accordingly, the Company will be able to pursue potential reserves in the camerina sands in the future. The Company owns an 8.438% working interest in this field.

Austin Bayou Field - During 1997, the Company also participated with Davis Petroleum and TransTexas in two (2) exploratory wells in Brazoria County, Texas, located near Danbury, Texas. Although no reserves have been assigned to these wells as of the date of this report, the first well, the Zinn #1, is currently being completed for a test in the Oligocene Frio formation and the second well, the Bennett #1, indicated the presence of gas during its drilling operations. This gas show is now behind pipe and will be completed and tested at a later date. Currently the Company and its partners are deepening the Bennett #1 and drilling a third well, the Kopplin #1. The three wells were proposed based on newly recorded 3-D seismic data. The Company owns a 2.129% carried working interest in this field. This carried working interest will revert to a paying working interest basically once production has been obtained on any of the three wells.

South Lake Arthur Field - In 1997, the Company and NEGX drilled the Edith Winn #1 and discovered gas. The well, located in Jefferson Davis Parish, Louisiana was completed in a Camerina sand. It is currently producing approximately 1,200 Mcf of gas per day. The Company owns a 20.83% working interest in this well but has no plans for further drilling on this prospect.

ROCKY MOUNTAIN PROPERTIES

Overview - Most of the Company's Rocky Mountain reserves are located in the Denver-Julesburg ("DJ") Basin which encompasses most of northeast Colorado and parts of southeast Wyoming, southwest Nebraska and western Kansas. Oil and gas are produced mainly from Cretaceous sandstones and limestones, with the "D" and the "J" sandstones being the most prolific producers in the Basin at depths ranging in general from approximately 5,000 feet to approximately 7,500 feet. The Company's activities have focused on the historically better producing zones, the "D" and the "J" sandstones and the Niobrara formation. At December 31, 1997, approximately 70% of the Company's reserves were located in the Rocky Mountains -- principally in the DJ Basin. A summary of the notable fields in the DJ Basin, and other Rocky Mountain areas, are as follows:

Loveland Field, Larimer and Weld Counties - Loveland Field is located near the City of Loveland, Colorado, 40 miles north of Denver. The area is producing both oil and gas at an average rate in 1997 of approximately 224 barrels of oil equivalent ("BOE") per day (185 BOE net to the Company). Loveland Gas Plant and associated Pease facilities are located near the center of the field. Johnson's Corner Field is located just 4 miles east of Loveland Field. Together, the Loveland Field, Johnson's Corner Field and Loveland Gas Plant constitute more than half of Pease's total Rocky Mountain assets.

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

Johnson's Corner Field, Larimer County, Colorado - Johnson's Corner Field is an extension of the Wattenberg Field with Muddy "J" Sandstone gas production. The wells produce approximately 25 BOE (net to the Company) per day from the "J" sand. One well has also been completed in the Codell and Niobrara formations and oil production from all three zones is commingled. Recently two wells were recompleted in Codell sandstone and the initial results are promising. In addition, the Company believes there are several additional in-fill development locations.

West Peetz Field, Logan County, Colorado - The Company operates 5 wells in two leases in the West Peetz field. The wells currently produce about 22 BOPD (net to the Company) from the J sand. A detailed geological and engineering evaluation of the field in early 1995 suggested that West Peetz field can be produced profitably for many years to come and the field has an excellent potential for secondary recovery. A low-cost simple water injection plan was evaluated in 1997 and is currently being implemented.

Yenter Field, Logan County, Colorado - Yenter Field is a structural trap which has produced more than 10 MMBO and 24 BCFG since the 1950s from the "J" sand. Approximately 80% of wells in the field have been plugged and abandoned. The Company owns and operates five wells with production of about 25 BOE per day (net to Company). Water produced with oil from these five wells is injected back into the reservoir to help maintain reservoir pressures for continued production. The Company has conducted a complete geological and engineering study of Yenter Field, which has identified undeveloped potential in additional sandstone reservoirs and recommended reworking "J" sandstone wells which have been shut in since the mid 1970s, and upgrading the pressure maintenance program. The Company desires to acquire additional acreage in the field to implement a secondary recovery program possibly with horizontal wells.

Cisco Dome Area, Grand County, Utah - In April 1995, the Company purchased an 80% working interest in approximately 8,877 acres in the Cisco Dome Field. The Cisco Dome Field is located adjacent to the Calf Canyon Field. The property in the Cisco Dome Field contains 39 wells of which 21 are currently producing gas from intervals ranging from 2,000 to 3,200 feet. The average aggregate production from these properties is approximately 310 Mcf and 6 bbls of oil per day.

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

ESTIMATED PROVED RESERVES

The oil and gas reserve and reserve  value  information  is included in Part II,
Item 7 at footnote 11 of the consolidated financial statements, titled "Oil and Gas Producing Activities". This information is prepared pursuant to Statement of Financial Accounting Standards No. 69, which includes the estimated net quantities of the Company's "proved" oil and gas reserves and the standardized measure of discounted future net cash flows. The reserve information for the Rocky Mountains is based upon an engineering evaluation by McCartney Engineering, Inc. The estimated proved reserves information for the Gulf Coast is based upon an engineering evaluation by Netherland, Sewell & Associates, Inc. The estimated proved reserves represent forward-looking statements and should be read in connection with the disclosure on forward-looking statements included herein under Item 6 in Managements' Discussion and Analysis.

The Company has not filed any reports containing oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission and the Department of Energy. There were no differences in the reserve estimates reported to these two agencies.

All of the Company's oil and gas reserves are located in the Continental United States. The Table below sets forth the Company's estimated quantities of proved reserves, and the present value of estimated future net revenues discounted by 10 percent per year using prices being received by the Company at the end of each of the last three fiscal years on a non-escalated basis. The prices used at December 31, 1997 for the Rocky Mountain properties averaged $16.15 per barrel of oil and $1.78 per Mcf of natural gas and $17.11 per barrel of oil and $2.61 per Mcf of natural gas for the Gulf Coast properties:

                                                                  Rocky Mountain and Gulf Coast
                                              Gulf Coast             Reserves Combined as of
                                            Properties Only               December 31,
                                            At December 31,     --------------------------------
                                                 1997           1997          1996          1995
                                            ---------------     ----          ----          ----
Estimated Proved Oil Reserves (Bbls) .....       308,000     1,085,000     1,175,000     1,294,000
Estimated Proved Gas Reserves (Mcf) ......     1,360,000     4,535,000     4,833,000     5,851,000

Estimated Future Net Revenues ............   $ 5,796,000   $14,371,000   $20,306,000   $13,680,000
Present Value of Estimated Future
    Net Revenues .........................   $ 4,460,000   $ 9,678,000   $11,980,000   $ 8,480,000

As previously discussed, it should be emphasized that the Company is attempting to sell or otherwise monitize all the Rocky Moutain assets. Should this occur in the future, the Company's only remaining reserves, revenues and future cash flows would be limited to those oil and gas properties located in the Gulf Coast region.

NET QUANTITIES OF OIL AND GAS PRODUCED

The Company's net oil and gas production for each of the last three years (all of which was from properties located in the United States) was as follows:

                                    Year Ended December 31,
                              ----------------------------------
                              1997            1996          1995
                              ----            ----          ----
  Oil (Bbls)
      Rocky Mountains         80,000        100,000       121,000
      Gulf Coast              43,000           --            --
                             -------        -------       -------
            Total            123,000        100,000       121,000
                             =======        =======       =======
  Gas (Mcf)
      Rocky Mountains        392,000        412,000       497,000
      Gulf Coast              91,000           --            --
                             -------        -------       -------
             Total           483,000        412,000       497,000
                             =======        =======       =======

The average sales price per barrel of oil and Mcf of gas, and average production costs per barrel of oil equivalent ("BOE") excluding depreciation, depletion and amortization were as follows:

                                     Average Sales Prices             Average
 Year Ended                   ---------------------------------     Production
 December 31                  Oil (Bbls)   Gas (Mcf)    Per BOE    Cost Per BOE
 -----------                  ---------    --------     -------    ------------
1997:
  Gulf Coast ................   $ 19.15     $ 2.94      $ 18.76      $ 2.84
  Rocky Mtns ................   $ 18.75     $ 1.46      $ 14.25      $ 9.09
 Combined Avg ...............   $ 18.89     $ 1.74      $ 15.54      $ 7.29

1996 ........................   $ 20.35     $ 1.26      $ 15.10      $ 8.46
1995 ........................   $ 16.77     $ 1.18      $ 12.85      $ 7.92

DRILLING ACTIVITY

The following table summarizes the Company's oil and gas drilling activities that were completed during the last three fiscal years, all of which were located in the continental United States:

                                       Year Ended December 31,
                           -----------------------------------------------
                              1997            1996                1995
                           -----------     ------------       ------------
Wells Drilled              Gross   Net     Gross    Net       Gross    Net
                           -----   ---     -----    ---       -----    ---
  Exploratory
      Oil                    1     .10       -       -           -      -
      Gas                    1     .08       -       -           -      -
      Non-productive         6     .77       1      .19          -      -
                           ----   -----    ----    ----        ----   ----
      Total                  8     .95       1      .19          -      -
                           ====   =====    ====    ====        ====   ====
  Development
      Oil                    -       -       1       1           -      -
      Gas                    -       -       -       -           -      -
      Non-productive         -       -       -       -           -      -
                           ----   -----    ----    -----       ----   ----
      Total                  -       -       1       1           -      -
                           ====   =====    ====    =====       ====   ====

At December 31, 1997 the Company was in the process of drilling or completing 5 additional wells which are not included in the above schedule. Of these 5 wells, as of the date of this report, one was dry, one (in East Bayou Sorrell) has been temporarily abandoned waiting on seismic information, two are being completed and one is still drilling. In addition, two additional wells commenced drilling operations during the first quarter of 1998.

ITEM 3 - LEGAL PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation of its business. At December 31, 1997 and as of the date of this report, the Company was not involved in any litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's Security holders during the fourth quarter ended December 31, 1997.

                                     Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information - The Company's Common Stock has traded on the Nasdaq SmallCap Market, under the symbol WPOG, since July 1980. Effective June 11, 1997, in accordance with provisions of the Company's Articles of Incorporation, all outstanding $0.01 par value Series A Cumulative Convertible Preferred Stock were automatically converted into Common Stock and Common Stock Purchase Warrants. Other than the foregoing, there have been no modifications to any instruments defining the rights of the holders of any class of registered securities during the period covered by this report. The Company also has a warrants that are publicly traded on the Nasdaq SmallCap Market, under the symbol WPOGW. There are approximately 3 million warrants outstanding that give the holders the right to purchase one share of the Company's common stock of $6.00 per share. These warrants expire on August 13, 1999.

Bid Quotations - The following table shows the range of high and low bid quotations for each quarterly period since January 1, 1996, as reported by the National Association of Securities Dealers, Inc. (such quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.):

                                          Bid Prices
                              -------------------------------------
                                                      Series A
                                Common Stock       Preferred Stock
   Quarter Ended                High      Low       High      Low
   ------------------         -------   -------    ------    -------
   December 31, 1997           3 1/2     1 1/2       -          -
   September 30, 1997          3 1/16    2 7/16      -          -
   June 30, 1997               3 27/32   2 3/16    13 1/8    13 1/16  (6/11/97)
   March 31, 1997              3 9/16    2 1/2     10        10

   December 31, 1996           3 5/16    2 1/16    10 3/4     6
   September 30, 1996          2 1/8     1 7/32     6 3/4     5 1/4
   June 30, 1996               1 11/16   1 5/64     7         4 1/4
   March 31, 1996              1 3/8     1 9/32     5         3 1/2


(b) Stockholders - As of March 18, 1998 the Company had at least 350 round lot shareholders of record for the Company's Common Stock. This does not include the shareholders whose shares are held in a depository trust in "street" name. As of March 18, 1998 at least 8,890,000 shares (or 56%) of the issued and outstanding common stock (of which the number of beneficial round lot owners is not known by the Company) were held in a depository trust in "street" name.

(c ) Dividends - The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company is precluded from paying dividends on its Common Stock so long as any dividends on the Preferred Stock are in arrears.

Under the Company's Articles of Incorporation, as amended ("Articles"), the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the Company's Preferred Stock, when and if issued. Such rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock. The Board previously designated Series A Cumulative Convertible Preferred Stock, none of which is outstanding and all of which has been retired.

The Company has designated 145,300 shares of Series B Preferred, of which 113,333 shares were issued on December 31, 1997, and the balance are reserved for issuance of payment in kind ("PIK") dividends on outstanding Series B Preferred. The Series B Preferred is entitled to a dividend of $2.50 per year, payable calendar quarterly, which amount may be paid, at the election of the Company, in cash or in kind. If a dividend is paid in kind, each share of Series B Preferred issued shall be valued at $50. The dividend is cumulative to the date of payment. The shares of Series B Preferred have a liquidation preference equal to $50 plus any unpaid dividends. The Series B Preferred was issued in a private placement and is not publicly traded nor does the Company expect these securities to be publicly traded in the future.

Additional classes of Preferred Stock may be designated and issued from time to time in one or more series with such designations, voting powers or other preferences and relative other rights or qualifications as are determined by resolution of the Board of Directors of the Company. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company and may have an adverse effect on the rights of the holders of Common Stock.

(d) Recent Sales of Unregistered Securities - The Company issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"), during the fiscal year ended December 31, 1997:

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

    3. Between February 1, 1997 and March 10, 1997, the Company issued 1,500,000 shares of its common stock for $3,750,000 to a group of private investors each of whom qualified as an accredited investor as such term is defined in Regulation D adopted by the Securities and Exchange Commission. The Company paid selling commissions totaling $300,000 to various participating selling agents. The Company relied upon Section 4(2) of the Securities Act and Rule 506 of Regulation D in claiming exemption from the registration requirements of the Securities Act for the securities sold.

    4. Between March 14, 1997 and April 15, 1997, the Company sold 52,000 shares of its common stock for $130,000 to a group of private investors each of whom qualified as an accredited investor as such term is defined in Regulation D adopted by the Securities and Exchange Commission. The Company paid selling commissions totaling $10,400 to various participating selling agents. The Company relied upon Section 4(2) of the Securities Act and Rule 506 of Regulation D in claiming exemption from the registration requirements of the Securities Act for the securities sold.

    5. During 1997 holders of $1,025,000 of the Company's outstanding collateralized convertible 10% debentures ("Debentures") surrendered such Debentures to the Company for conversion into
             341,665 shares of the Company's common stock in accordance with conversion provisions of the Debentures. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the

             Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent. The shares of common stock issued upon conversion have been registered for resale by the holders on Registration No. 333-19589. The Company relied upon Section 3(a)9 of the Securities Act for issuance of the securities.

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

      10. Between January 1997 and December 17, 1997, the Company issued 208,850 shares of its common stock upon exercise of outstanding stock purchase warrants issued by the Company between 1994 and 1996 to certain broker/dealers in connection with private placements of Company securities during such time. The Company received $308,150 of proceeds upon exercise of the warrants. The Certificates representing the shares issued upon exercise bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent. The shares of common stock issued upon exercise were registered by the Company for resale by the holders under Registration Nos. 333-19589 and 33-94536.

      11. On June 25, 1997 and October 2, 1997 the Company issued 670 and 1,480 shares, respectively, of its common stock to three former directors. The shares were issued for services to the Company as a director (in lieu of cash) and were valued at $6,851 for financial reporting purposes. The Certificates representing the shares issued bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent.

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

      15. On December 31, 1997, the Company issued 113,333 shares of a newly created Series B Preferred Stock. The Series B Preferred Stock is convertible into the Company's common stock at a discount to the market as defined in the agreement. The terms of the Series B Preferred Stock are more thoroughly discussed in Footnote 7 of the financial statements included under Item 7 of this report. The Company received $5,666,650 of proceeds upon the issuance of the preferred shares. The principal underwriter was San Jacinto Securities, Inc. and the Company paid selling commissions of $566,665. The Company is the acting transfer agent for the preferred shares and the shares are prohibited from transfer without registration under the Securities Act or the availability of exemption from registration. Should the preferred shares ultimately be converted into common stock, the common stock will also bear a restrictive legend prohibiting the transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions will be issued to the transfer agent.

The Company relied on section 4(2) of The Securities Act in issuing the securities described in paragraphs 1, 6, 8, 12, 14 and 15 without registration. Each of the persons who acquired the securities had full information concerning the business of the officers of the Company, certificates representing the securities bear a restrictive legend as described above and the securities were acquired for investment.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
At December 31, 1997, the Company's cash balance was $6,547,804 with a positive working capital position of $5,295,474, compared to a cash balance of $1,995,860 and a positive working capital position of $1,907,694 of December 31, 1996. The change in the Company's cash balance is summarized as follows:

Cash balance at December 31, 1996 .............................   $  1,995,860
Sources of Cash:
  Proceeds from the sale of common stock ......................      8,920,000
   Proceeds from sale of Series B Preferred Stock .............      5,099,985
  Proceeds from the exercise of common stock options
   and warrants ...............................................      3,957,604
  Proceeds from the sale of property and equipment ............         66,056
  Cash provided by operating activities .......................          6,314
                                                                  ------------
         Total Sources of Cash ................................     18,049,959
                                                                  ------------
Uses of Cash:
  Acquisition of oil and gas interests in East Bayou Sorrel ...     (3,431,955)
  Exploration Activities - Gulf Coast .........................     (7,915,522)
   Development Activities - Rocky Mountains ...................       (734,235)
  Other Capital Expenditures ..................................        (55,480)
  Costs associated with the sale of stock and
      exercise of common stock warrants .......................       (874,416)
  Payments on long term debt ..................................       (391,407)
  Purchase of certificate of deposit ..........................        (95,000)
                                                                  ------------
         Total uses of cash ...................................    (13,498,015)
                                                                  ------------
  Cash balance at December 31, 1997 ...........................   $  6,547,804
                                                                  ============

As noted, most of the Company's sources of cash during 1997 were derived from capital raising equity transactions (which were discussed more thoroughly previously in this report under Item 2(d) in Part II), and were primarily used to fund the Company's exploration activities in the Gulf Coast. The amounts spent on specific projects are discussed more thoroughly later in this section under the caption "Capital Expenditures".

As in 1997, the Company will focus its future activities on continuing to implement an aggressive exploration program in the Gulf Coast region, principally in Louisiana and Texas. This activity will focus on what the Company considers its three core areas in the Gulf Coast, which are:

          1. The 54-square mile Bayou Sorrel 3-D Area in Iberville Parish, Louisiana, operated by National Energy Group, Inc. ("NEGX");

          2. The Formosa, Texas and Ganado 3-D prospects encompassing 130,000 acres in and around Jackson County, Texas, operated by Parallel Petroleum ("Parallel"); and

          3. The Maurice Prospect in Fayetteville Parish, Louisiana, operated by Amerada Hess Corporation ("AHC").

Under the existing commitments related to these three areas, the following table summarizes the range of expected capital requirements for 1998 by program:

                                             Estimated Investment (in millions)
                                             ---------------------------------
Operator                                        Minimum            Maximum
--------                                        -------            -------
East Bayou Sorrel 3-D Area                      $ 4.3              $  6.3
Formosa, Texana, and Ganado Prospects             2.0                 3.2
Maurice Prospect                                  1.2                 1.5
                                                 ----                ----
          Total                                 $ 7.5              $ 11.0

In addition to the above capital requirements, the Company may incur an additional $2.0 million in obligations related to the exploration agreement dated February 4, 1997, as amended on January 16, 1998, by and between the Company and NEGX. That agreement provided the Company with the right and obligation to participate with NEGX in various exploration projects, including the Bayou Sorrell 3-D Area, over a period of two years. The agreement with NEGX specifies that the Company's minimum obligation is at least $5.0 million per year in dry hole, or drilling costs. Accordingly, this additional obligation may be incurred for exploration projects outside of the Bayou Sorrell 3-D Area or for additional costs which may be incurred for completion and development of successful projects. The obligation to participate in additional exploration projects outside of the Bayou Sorrell 3-D Area ends on February 4, 1999.

The Company's current and anticipated cash position will be insufficient to cover the future working capital and exploration obligations and the Company will need to seek additional financing. The Company is exploring various alternatives and future sources of capital may include additional debt or equity financings, the sale of certain existing assets, or a combination thereof. However, it cannot be determined at this time, what alternatives may be available, nor to what extent the potential dilution to the existing shareholders may be. In addition, if additional sources of financing are not ultimately available, the Company may have to consider other alternatives, including cancellation of existing exploration agreements, farmouts, joint ventures, a merger, and/ or liquidation.

The Company is currently attempting to sell or otherwise monitize its Rocky Mountain assets. Although no formal agreements have been reached as of the date of this report, the Company has been conducting on-going negotiations with several parties interested in the assets. The depressed and volatile commodity prices experienced since November 1997 (and continuing through the date of this report) have hindered the negotiations. However, the Company is committed to selling the Rocky Mountain Assets and anticipates most, if not all, of the related assets will be sold sometime in 1998 assuming that acceptable terms can be negotiated with a willing purchaser. The Company's obligations under its outstanding 10% Collateralized Convertible Debentures (the "Convertible Debentures") in the principal amount of $3.975 million, together with interest thereon, is secured by a first priority security interest in substantially all of the oil and gas reserves in Larimer and Weld Counties, Colorado, which constituted approximately 60% of all of the Company's Rocky Mountain proved reserves of oil and gas at December 31, 1997. A portion of any proceeds received from the Company upon the sale of its Rocky Mountain oil and gas properties attributable to the properties which secure the Convertible Debentures will not be available to the Company, as such proceeds must be set aside and reserved as security for the Company's obligations under the Convertible Debentures. The Company intends to substitute other oil and gas assets as collateral for the

Convertible Debentures, but such substitution requires the written approval of the holders of at least two-thirds of the oustanding Convertible Debentures. The Company intends to seek such approval for substitution at such time, if ever, as an acceptable sale of its Rocky Mountain oil and gas properties is negotiated and placed under contract. However, it cannot be determined at this time the amount of capital, if any, that would be available for future exploration and development activities should the Rocky Mountain assets be sold.

Capital Expenditures
During 1997, the Company incurred $14,606,933 in property and equipment as follows:

                                                          Total              %
                                                          -----             ---
Acquisitions of oil and gas interests in
    East Bayou Sorrel .............................   $ 4,266,955            29%
Exploration Activities -
    Discovery wells ...............................     2,100,510            14%
    Exploratory Dry Holes .........................     3,645,493            25%
    Land, Geologic and Geophysical Costs
      on Seismic Programs .........................     3,147,443            22%
    Other Exploration Costs .......................       606,126             4%
                                                      -----------          ----
        Total Exploration Activities ..............     9,499,572            65%
Workovers or Recompletions of Rocky
     Mountain properties ..........................       734,235             5%
                                                      -----------           ---
        Total Oil and Gas properties ..............    14,500,762            99%
Service and Other Field Equipment .................       102,341             1%
Office Equipment ..................................         3,830           Nil
                                                      -----------           ---
        Total Capital Expenditures ................   $14,606,933           100%
                                                      ===========           ===

The total costs incurred for exploration activities of $9,499,572 is summarized below by program operator:

                                                          PROGRAM OPERATOR
                                         ---------------------------------------------------------
                                                                                The Co. &
                                         NEGX        Parallel        AHC          Other      Total             %
                                         ----        --------        ---        ---------    -----            ---
Category:
Discovery wells ...................   $1,542,431   $     --     $  558,079   $     --     $2,100,510           22%
Exploratory Dry Holes .............    3,518,690       36,197         --         90,606    3,645,493           38%
Land, G&G Costs on Seismic ........         --      3,119,939         --         27,504    3,147,443           33%
   Programs
Other Exploration Costs ...........         --           --          2,889      603,237      606,126            7%
                                      ----------   ----------   ----------   ----------   ----------          ---
       Total Exploration Costs .....  $5,061,121   $3,156,136   $  560,968   $  721,347   $9,499,572          100%
                                      ==========   ==========   ==========   ==========   ==========           ===

RESULTS OF OPERATIONS

Overview
The Company's largest source of operating revenue is from the sale of produced oil, natural gas, and natural gas liquids. Therefore, the level of the Company's revenues and earnings are affected by prices at which natural gas, oil and natural gas liquids are sold. Therefore, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in natural gas, oil and natural gas liquid prices and the lack of predictability of those fluctuations as well as changes in production levels.

Change In Accounting Principle
During the fourth quarter of 1997, the Company changed its method of accounting for oil and gas producing activities from the successful efforts method to the full cost method. The 1996 financial statements presented herein have been restated to reflect the change.

Through December 31, 1995, the cumulative effect of the change resulted in an increase in carrying value in oil and gas properties and a corresponding decrease in the accumulated deficit of $3,068,165. As a result of the change in accounting method, the net loss applicable to common shareholders decreased by $138,000 ($0.02 per share) in 1996, and increased by $1,970,500 ($0.15 per share) in 1997. The majority of the increased loss in 1997 is recognized in the financial statements under the caption "Impairment Expense-Assets held For Sale" which is discussed later in this section.

Management believes the full cost method of accounting is preferable because it will most accurately reflect the results of the Company's future operations. In connection with the Company's change in strategy from primarily an acquisition and production company to an exploration and production company, it is now focusing its efforts in the Gulf Coast region of the United States. The Company seeks to allocate its capital resources over a diversified portfolio of exploration and development projects within that area. It seeks to achieve a balance between the risks of exploratory drilling and the return on investment by investing in projects with large potential. Dry holes, abandoned properties and seismic projects are an inherent part of the exploration process. However, management believes that it is through disciplined, consistent application of this balanced portfolio strategy that the desired return on its entire investment will be achieved. Management believes that the full cost method of accounting is the method used by many independent oil and gas companies of comparable size to the Company and allows investors to better measure the performance of the Company. Management further believes that advanced three dimensional seismic and computer-aided exploration technology has become a much more significant factor in the success of an exploration program than in the past. Management believes that expensing these costs when incurred, as is required under successful efforts, is inconsistent with the value they add to the exploration process.

Assets Held For Sale
During the fourth quarter of 1997, the Company's Board of Directors determined that the Company's long-term strategy has shifted to exploration and development activities in the Gulf Coast region and that the Rocky Mountain assets should ultimately be divested. If and when these assets are sold, the revenue, costs, operating margins and cash flows currently generated and discussed under the captions "Gas Plant Processing", "Oil Field Services and Supply", "Well
Administration and Other Income" would no longer be part of the Company's operations. Since these assets include a significant portion of the Company's current operations, the sale of these assets, when and if it occurs, will have an immediate and material negative impact on the Company's future cash flows and results of operations.

Total Revenue
Total Revenue from all operations was as follows:

                                                       For the Year Ended December 31,
                                               -----------------------------------------------
                                                       1997                        1996
                                                ---------------------       ------------------
                                                Amount            %         Amount           %

Oil and gas sales ........................   $3,168,042           68%   $2,546,676           41%
Natural gas marketing and trading ........         --           --       2,067,379           34%
Gas plant processing .....................      691,828           15%      818,356           13%
Oil field services and supply ............      707,060           15%      618,225           10%
Well administration and other income .....       92,379            2%      115,028            2%
                                             ----------   ----------    ----------   ----------
     Total revenue .......................   $4,659,309          100%   $6,165,664          100%
                                             ==========   ==========    ==========   ==========

The decrease in total revenue is substantially attributable to the expiration of the Company's natural gas marketing and trading contract with Public Service Company of Colorado effective July 1, 1996. This contract provided the Company the opportunity to market, or broker, third party gas, at an above market premium. This decrease in revenue was partially offset by an increase in oil and gas revenue that has resulted from the Company's Gulf Coast activities. These circumstances, along with any known trends or changes that effect revenue on a line-by-line basis, are discussed in the following paragraphs under their respective captions.

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                                                         For the Year End
                                                            December 31,
                                                      1997               1996
                                                      ----               ----
Production:
   Oil (Bbls)
        Rocky Mtns .........................            80,000           100,000
        Gulf Coast .........................            43,000              --
                                                   -----------       -----------
             Combined Total ................           123,000           100,000
                                                   -----------       ===========
Gas (Mcf)
        Rocky Mtns .........................           392,000           412,000
        Gulf Coast .........................            91,000              --
                                                   -----------       -----------
              Combined Total ...............           483,000           412,000
                                                   ===========       ===========
BOE (6:1)
        Rocky Mtns .........................           145,000           169,000
        Gulf Coast .........................            59,000              --
                                                   -----------       -----------
              Combined Total ...............           204,000           169,000
                                                   ===========       ===========
Average Collected Price:
   Oil (per Bbl)
        Rocky Mtns .........................       $     18.75    $        20.35
        Gulf Coast .........................       $     19.15    $      --
                                                   -----------       -----------
              Combined Average .............       $     18.89    $        20.35
                                                   ===========       ===========
Gas (per Mcf)
         Rocky Mtns ........................       $      1.46    $         1.26
         Gulf Coast ........................       $      2.94    $      --
                                                   -----------       -----------
              Combined Average .............       $      1.74    $         1.26
                                                   ===========       ===========
Per BOE (6:1)
         Rocky Mtns ........................       $     14.25    $        15.10
         Gulf Coast ........................       $     18.76    $      --
                                                   -----------       -----------
              Combined Average .............       $     15.54    $        15.10
                                                   ===========       ===========

                                                      1997             1996
                                                      ----             ----
Operating Margins:
   Rocky Mtns:
       Revenue -
                Rocky Mtns. Oil ............     $ 1,498,800       $ 2,023,419
                Rocky Mtns. Gas ............         571,213           523,257
                                                 -----------       -----------
                                                 $ 2,070,013       $ 2,546,676
       Costs ...............................      (1,320,758)       (1,426,549)
                                                 -----------       -----------
               Operating Margin ............     $   749,255       $ 1,120,127
               Operating Margin Percent ....              36%               44%

Gulf Coast:
       Revenue -
               Gulf Coast - Oil ............     $   828,779       $      --
                                                                   -----------
               Gulf Coast - Gas ............         269,250              --
                                                 -----------       -----------
                                                 $ 1,098,029       $      --
       Costs ...............................        (165,980)             --
                                                 -----------       -----------
               Operating Margin ............     $   932,049       $      --
               Operating Margin Percent ....              85%             --

Combined Totals:
       Revenue .............................     $ 3,168,042       $ 2,546,676
       Costs ...............................      (1,486,738)       (1,426,549)
                                                 -----------       -----------
               Operating Margin ............     $ 1,681,304       $ 1,120,127
                                                 ===========       ===========
               Operating Margin Percent ....              53%               44%
Production Costs per BOE before
DD&A:
          Rocky Mtn Region .................     $      9.09       $      8.46
          Gulf Coast Region ................            2.84              --
                                                 -----------       -----------
              Combined Average .............     $      7.29       $      8.46
                                                 ===========       ===========
Change in Revenue Attributable
to:
          Production .......................     $   570,307
          Price ............................          51,059
                                                 -----------
  Total Increase in Revenue ................     $   621,366
                                                 ===========

Most of the decrease in oil and gas production for the Rocky Mountain region can be attributed to the following: 1) the sale of several marginal, uneconomic, or nonstrategic oil and gas properties in the second quarter 1996 that accounted for 3,900 bbls of oil and 4,500 Mcf of gas in the prior year; and 2) the natural decline in production that is inherent in oil and gas wells. Both these circumstances were largely offset by new production from the Gulf Coast acquisitions and discoveries.

The operating costs per BOE for the Rocky Mountain properties increased in 1997 when compared to the same period in 1996, primarily as a result of maintenance and stimulation procedures that were needed to maintain production. Most of the wells in the Rocky Mountain region are between 10 and 30 years old and the Company expects to incur higher costs from time to time since the equipment is aging and the reservoirs are on the latter part of the decline curve. Although the Company does not expect future costs of the Rocky Mountain properties to increase, and anticipates that they may even be lower, future costs of the Rocky Mountain properties are not accurately determinable based on the age of the wells and corresponding equipment.

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

Operating statistics for the Company's Marketing and Trading Activities for the periods presented are as follows:

                                        For the Year Ended December 31,
                                           1997                 1996
                                      -------------         ----------
    Total Volume Sold (Mcf)                                  1,223,855
    Average Price                     $     -               $     1.69
                                        -----------          ---------
             Total Revenue            $     -               $2,067,379
    Costs                                   -               (1,745,446)
                                        -----------          ----------
             Gross Margin             $     -               $   321,933
                                        ============         ==========

The contract with PSCo expired on June 30, 1996. Historically, the price paid by PSCo under that contract was at a premium above the market and therefore allowed for the marketing and trading activities. No marketing and trading revenues have been generated subsequent to June 30, 1996 and considering the increased competition fostering within all phases of the natural gas industry, it is unlikely that the Company will resume marketing and trading activities in the future. The loss of this premium contract was the single largest item decreasing the Company's total revenue in 1997. In addition, since the gross margin represented the net cash flow and income generated from this activity, the loss of this premium contract price had a negative impact on the Company's 1997 results of operations and cash flows.

Gas Plant Processing Revenues
This category accounts for the natural gas processed and the natural gas liquids extracted and sold by the Gas Plant facility.

Operating statistics for the periods presented are as follows:

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                        1997            1996
                                                        ----            ----
    Production:
      Natural Gas Processed (Mcf) ...............       331,900        363,000
                                                    -----------    -----------
      Liquids Produced -
           B-G Mix (gallons) ....................       769,300        894,000
           Propane (gallons) ....................       642,500        694,000
                                                    -----------    -----------
                  Total liquids produced ........     1,411,800      1,588,000
                                                    ===========    ===========
  Average Sales Price of Liquids (per gallon) ...   $      0.41    $      0.45
                                                    ===========    ===========

Gross Margin: ...................................        Amount         Amount
                                                    -----------    -----------
           Revenue ..............................   $   691,828    $   818,356
           Costs ................................      (388,851)      (464,512)
                                                    -----------    -----------
                  Gross Margin ..................   $   302,977    $   353,844
                                                    ===========    ===========
                  Gross Margin Percent ..........          44 %             43%

The decrease in natural gas processing volumes (per Mcf) during 1997 when compared to 1996, can be substantially attributed to the normal decline in production from the two fields owned and operated by the Company that supply the gas plant with the natural gas. The change in revenue in 1997 when compared to 1996 is a direct result of the volume of natural gas processed and the corresponding changes in liquid prices.

Costs associated with the Gas Plant operations consist of both semi-fixed and variable costs. The semi-fixed costs consist of direct payroll, utilities, operating supplies, general and administrative costs, and other items necessary in the day-to-day operations. The semi-fixed costs are not expected to change significantly regardless of the volume processed by the Gas Plant. The variable costs consist primarily of purchased gas, plant fuel and shrink, lubricants, repair and maintenance. These costs are generally a direct function of the volume processed by the Gas Plant and are expected to either increase or decrease proportionately with the corresponding plant production.

Oil Field Services and Oil Field Supply
Operating statistics for the Company's oil field service and supply operations for the periods presented are as follows:

                                   For the Year Ended December 31,
                                   -------------------------------
                                     1997                     1996
                                    -----                     ----
    Revenue                     $   707,060              $   618,225
    Costs                          (651,458)                (553,343)
                                  ----------             ------------
    Net Operating Income        $    55,602              $     64,882
                                  ===========             ===========

Although revenue in these operations increased $88,835, or 14%, in 1997, the net operating income was not materially different due to additional costs incurred for repairs and maintenance and low margins realized on supply sales.

Well Administration and Other Income
This revenue primarily represents the revenue generated by the Company for operating oil and gas properties. The decrease in 1997 when compared to 1996 is primarily attributed to several marginal wells that the Company operated were sold in 1996.

Consulting Arrangement - Related Party
In March 1996 the Company entered into a three-year consulting agreement with Beta Capital Group, Inc. ("Beta"). Beta, located in Newport Beach, California, specializes in emerging companies with both capital needs and market support requirements. Beta's chairman, Steve Antry, has been a director of the Company since August 1996. The consulting agreement with Beta provides for minimum monthly cash payments of $17,500 plus reimbursement for out-of-pocket expenses.

During 1997, the Company granted Beta warrants for an additional 100,000 shares of common stock. These warrants are exercisable for a period of four years at an exercise price of $3.75 per share. The Company has determined the value of these options using the Black Scholes model and has recognized the fair value of approximately $60,000 as consulting expense in the accompanying statements of operations for the year ended December 31, 1997. An independent contractor who works for Beta is also a member of the Company's Board of Directors.

General and Administrative
The increase in general and administrative ("G&A") expenses of approximately $405,000 in 1997 when compared to 1996 is summarized as follows:

$    132,000 - Severance  to the  Company's  V.P. of  Production  and
               Engineering who retired in light of the Company's anticipated divestment of its Rocky Mountain assets.
      70,000 - Travel and entertainment  costs associated with the Company's expansion into the Gulf Coast.
      62,000 - Payroll  costs  associated  with an  increase in base pay and insurance premiums for virtually all the Company's officers and employees.
      37,000 - For consulting services  (principally  legal,  accounting and land)  associated  with  the  Company's  expansion  into the Gulf
               Coast.
      37,000 - Recovery  of Bad Debt in 1996 (this  reduced  G&A  expense in
               1996 - no such amounts were recovered in 1997)
      25,000 - A Directors and Officers Liability Insurance Policy purchased on July 1, 1996.
      12,000 - Directors' compensation.
      30,000 - All other, net.
     -------
   $ 405,000
     =======

Although the Company has and will take steps to maintain or monitor future G&A costs, the Company expects future G&A costs to be at those levels experienced in 1996. Even if the Rocky Mountain assets are ultimately sold, the Company does not expect any significant reductions in future G&A expenses, at least in the near term. This is primarily due to any reductions that may be made due to the divestment will likely be offset by additional administrative costs associated with the Gulf Coast exploration activities. Accordingly, future G&A costs can be expected to be approximately $120,000 to $130,000 per month. In connection with the Company's accounting change from successful efforts to full cost, the Company capitalized $280,000 and $138,000 in 1997 and 1996, respectively, certain costs associated with the Gulf Coast exploration activities that would have been expensed as G&A under successful efforts.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented by cost center consisted of the following:
                                                For the Year Ended December 31
                                                    1997                 1996
                                                -------------       ---------
 Oil and Gas Properties - Rocky Mountains       $ 1,176,865      $ 1,017,859
 Oil and Gas Properties - Gulf Coast              1,018,499              -
 Gas Plant Operations                               232,304          234,534
 Service and Supply Operations                      146,436          140,132
 Furniture and Fixtures                              49,219           45,124
 Non-Compete Agreements                              45,996           45,996
                                                 ------------     ----------
   Total                                         $ 2,669,319      $1,483,645
                                                  ==========       =========

As illustrated, the increase in the DD&A in 1997 when compared to 1996 is substantially attributed to the Gulf Coast oil and gas properties.

Interest Expense
Total interest incurred, and its allocation, for the periods presented is as follows:

                                                    For the Year
                                                 Ended December 31,
                                               1997              1996
                                               ----              ----
Interest paid or accrued                $    448,705        $  311,461
Amortization of debt discount                353,310            97,107
Amortization of debt issuance costs          223,003            93,860
                                         -----------         ---------
         Total interest incurred        $  1,025,018        $  502,428
Interest capitalized                        (323,641)            -
                                          ----------         ---------
              Interest expense          $    701,377        $  502,428
                                         ===========          ========

The higher interest incurred in 1997 is reflective of the increase in the average long-term debt outstanding and amortization of the corresponding debt issuance/discount costs. Both of these circumstances are directly related to the convertible debentures sold by the Company pursuant to a private placement of convertible debentures completed in November 1996.

Impairment - Oil and Gas Properties
As previously discussed, the Company decided to change its accounting method for oil and gas activities from successful efforts to full cost during the fourth quarter of 1997. The full cost method regards all costs of acquisition, exploration, and development activities as being necessary for the ultimate production of reserves. All of those costs are incurred with the knowledge that many of them relate to activities that do not result directly in finding and developing reserves. However, the Company expects that the benefits obtained from the prospects that do prove successful, together with benefits from past discoveries, will ultimately recover the costs of all activities, both successful and unsuccessful. Thus, all costs incurred in those activities are regarded as integral to the acquisition, discovery, and development of reserves that ultimately result from the efforts as a whole and are thereby associated with the Company's proved reserves. Establishing a direct cause-and-effect relationship between costs incurred and specific reserves discovered, which is the premise under successful efforts, is not relevant to the full cost concept. In light of the transformation from Rocky Mountain acquisition and development to Gulf Coast exploration, the Company believes this method will be a preferable method of accounting. However, the costs accumulated in the Company's full cost pool are subject to a "ceiling", as defined by Regulation SX Rule 4-10(e)(4). At December 31, 1997, the Company's full cost pool consisted of those costs associated with the Gulf Coast exploration activities. As prescribed by the corresponding accounting standards for full cost, all the accumulated costs in excess of the ceiling, are to be expensed by a charge to impairment. Accordingly, at December 31, 1997, the Company incurred an impairment charge of $3,946,733 related to its Gulf Coast oil and gas properties. The majority of this charged was the result of the dry holes drilled in 1997.

The oil and gas prices as of the date of this report were lower than those used to estimate the reserves at December 31, 1997 by approximately $2.10 per bbl of oil and $0.35 per Mcf of gas. The prices used for the Gulf Coast reserves at December 31, 1997 averaged $17.11 per bbl of oil and $2.61 per Mcf of natural gas. If commodity prices do not recover, at least to the extent being received as of December 31, 1997, the Company could incur additional impairment charges during the first quarter of 1998, the extent of which cannot be determined at this time.

Impairment - Assets Held For Sale
As previously discussed, the Company has decided to divest its Rocky Mountain assets. At the time this decision was made by the Board of Directors, the Company evaluated these assets for impairment and recognized an impairment charge of $8,965,972. This charge was recognized during the fourth quarter of 1997 in order to reduce the net carrying value of the assets to the estimated net realizable value of $4,048,000. This charge was larger than previously announced on December 24, 1997 in Form 8-K because of the Company's change in accounting method from successful efforts to full cost. As discussed in Note 2 to the Financial Statements, the cumulative effect of the change resulted in an increase in the oil and gas properties held for sale of $3,068,165 at December 31, 1995. This cumulative effect increased the impairment recognized in 1997 and is summarized as follows:

 $2,554,861     -   Impairment related to the cumulative effect of change in
                    accounting method ($3,068,165 net of $513,304 in DD&A for
                    1996 and 1997).
  6,411,111     -   Remaining impairment related to the assets held for sale.
 $8,965,972     -   Total Impairment on the Assets Held For Sale.

Dividends and Net Loss Per Common Share
Net loss per common share is computed by dividing the net loss applicable to common stockholders (which includes accrued but unpaid preferred dividends) by the weighted average number of common shares outstanding during the year. All common stock equivalents have been excluded from the computations because their effect would be anti-dilutive.

The net loss applicable to common stockholders, is determined by adding any dividends enuring to the benefit of the preferred stockholders to the net loss. In 1997, the dividends of $89,969 related to the Series A Preferred Stock that automatically converted into common on June 11, 1997. On December 31, 1997, the Company issued 113,333 shares of the newly designated Series B 5% PIK Cumulative Convertible Preferred Stock (the "Series B Preferred Stock").

The Company has authority to issue up to 145,300 shares of Series B Preferred Stock. The holders of the Series B Preferred Stock are entitled to dividends equal to $2.50 per annum (currently $283,333 per year) payable quarterly in cash or additional shares of Series B Preferred Stock at the option of the Company. This 5% dividend will be charged to the future earnings applicable to common stockholders. In addition, the Series B Preferred Stock becomes convertible into common stock after March 31, 1998 at a conversion price equal to a 12% discount to the average trading price of the common stock prior to conversion. This discount increases monthly through March 1999 when the discount tops out at 25%. The discount will also be accounted for as an additional dividend on the Series B Preferred Stock which will be recognized as a charge to earnings applicable to common stockholders in the future. Other terms of the Series B Preferred Stock are more thoroughly discussed in Footnote 7 of the Financial Statements included under Item 7 of this report.

OTHER MATTERS

Recently Issued Financial Accounting Standards
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company does not believe that this SFAS will have any significant impact on its financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997. The Company does not believe that this SFAS will currently result in any significant new disclosures in its financial statements.

Disclosure Regarding Forward-Looking Statements
This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, statements under "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to: the Company's ability to generate additional capital to complete its planned drilling and exploration activities; risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas; competition; shortages of equipment, services and supplies; government regulation; environmental matters; financial condition of the other companies participating in the exploration, development and production of oil and gas programs; and other matters beyond the Company's control. In addition, since all of the prospects in the Gulf Coast are currently operated by another party, the Company may not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

Year 2000 Issue
The Company has begun to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company has been informed by the suppliers of substantially all of the Company's software that all of those suppliers' software that is used by the Company is Year 2000 compliant. The Company has no internally generated software. After reasonable investigation, the Company has not yet identified any Year 2000 problems but will continue to monitor the issue. However, there can be no assurances that Year 2000 problems will not occur with respect to the company's computer systems. The Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities.

ITEM 7.   FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page

Independent Auditor's Report. . . . . . . . . . . . . . . . . . . . . . .  30

Consolidated Balance Sheets - December 31, 1997 . . . . . . . . . . . . .  31

Consolidated Statements of Operations - For the Years Ended December
 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

Consolidated Statements of Stockholders' Equity - For the Years Ended
 December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . .  33

Consolidated Statements of Cash Flows - For the Years Ended
 December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . .  34-35

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .  36-48

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Pease Oil and Gas Company
Grand Junction, Colorado

We have audited the accompanying consolidated balance sheet of Pease Oil and Gas Company and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pease Oil and Gas Company and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company adopted the full cost method of accounting for oil and gas properties during the fourth quarter of 1997.



/s/ HEIN + ASSOCIATES LLP


Denver, Colorado
March 18, 1998


                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1997

                                     ASSETS

CURRENT ASSETS:
      Cash and equivalents .....................................................   $  6,547,804
      Trade receivables, net of allowance for bad debts of $24,395 .............        757,434
      Prepaid expenses and other ...............................................         43,979
                                                                                      ---------
                        Total current assets ...................................      7,349,217
                                                                                      ---------
ASSETS HELD FOR SALE ...........................................................      4,048,000
                                                                                      ---------
OIL AND GAS PROPERTIES, at cost (full cost method):
      Unevaluated properties ...................................................      4,522,917
      Costs being amortized ....................................................      9,424,932
                                                                                      ---------
                   Total oil and gas properties ................................     13,947,849
      Less accumulated amortization ............................................     (4,965,232)
                                                                                      ---------
                   Net oil and gas properties ..................................      8,982,617
                                                                                      ---------
OTHER ASSETS:
      Debt issuance costs, net of accumulated amortization of $263,055 .........        664,318
      Deposits and other .......................................................        167,493
      Office equipment and vehicles, net of accumulated depreciation of $176,027         82,498
                                                                                     ----------
                   Total other assets ..........................................        914,309
                                                                                     ----------
TOTAL ASSETS ...................................................................   $ 21,294,143
                                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable, trade ..................................................   $  1,500,239
      Accrued production taxes .................................................        204,108
      Other accrued expenses ...................................................        349,396
                                                                                      ---------
                   Total current liabilities ...................................      2,053,743
                                                                                      ---------
LONG-TERM LIABILITIES:
      Convertible debentures, net of discount of $1,052,297 ....................      2,922,703
      Accrued production taxes .................................................        226,019
                                                                                      ---------
                   Total long-term liabilities .................................      3,148,722
                                                                                      ---------
COMMITMENTS AND CONTINGENCIES (Notes 4, 6, and 11) STOCKHOLDERS' EQUITY:
      Preferred Stock, par value $.01 per share, 2,000,000 shares authorized,
           113,333 shares of Series B 5% PIK Cumulative Convertible Preferred
           Stock issued and outstanding (liquidation preference of $5,666,650)..          1,133
      Common Stock, par value $.10 per share, 40,000,000 shares authorized,
           issued and outstanding 15,789,955 shares ............................      1,578,996
      Additional paid-in capital ...............................................     36,875,394
      Accumulated deficit ......................................................    (22,363,845)
                                                                                     ----------
                   Total stockholders' equity ..................................     16,091,678
                                                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $ 21,294,143
                                                                                     ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1997 and 1996



                                                      1997            1996
                                                      ----            ----

REVENUE:
      Oil and gas sales ......................   $  3,168,042    $  2,546,676
      Gas plant processing ...................        691,828         818,356
      Oilfield services and supply ...........        707,060         618,225
      Natural gas marketing ..................           --         2,067,379
      Well administration and other ..........         92,379         115,028
                                                 ------------    ------------
                   Total revenue .............      4,659,309       6,165,664
                                                 ------------    ------------
EXPENSES:
      Oil and gas production costs ...........      1,486,738       1,426,549
      Gas plant ..............................        388,851         464,512
      Oilfield services and supply ...........        651,458         553,343
      Natural gas marketing ..................           --         1,745,446
      Consulting expense-related party .......        437,236         257,199
      General and administrative .............      1,487,236       1,082,342
      Depreciation, depletion and amortization      2,669,319       1,483,645
      Impairment expense:
              Oil and gas properties .........      3,946,733            --
              Assets held for sale ...........      8,965,972            --
                                                 ------------    ------------
                   Total expenses ............     20,033,543       7,013,036
                                                 ------------    ------------
LOSS FROM OPERATIONS .........................    (15,374,234)       (847,372)
OTHER INCOME (EXPENSES):
      Interest expense .......................       (701,377)       (502,428)
      Interest and other income ..............        180,774          82,557
      Loss on sale of assets .................           (230)         (6,660)
                                                 ------------    ------------
NET LOSS .....................................   $(15,895,067)   $ (1,273,903)
                                                 ============    ============
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ...   $(15,985,036)   $ (1,476,591)
                                                 ============    ============
NET LOSS PER COMMON SHARE ....................   $      (1.22)   $      (0.20)
                                                 ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING ............................     13,090,000       7,278,000
                                                 ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1997 and 1996
                                                                         Preferred Stock                 Common Stock
                                                                      ---------------------         ------------------------
                                                                      Shares          Amount         Shares           Amount
                                                                      ------          ------         ------           ------
BALANCES, January 1, 1996, as previously reported ............        202,688    $      2,027       7,180,804   $    718,081
   Adjustment for the cumulative effect on prior
          years of applying retroactively the new method
          of accounting for oil and gas properties ...........           --              --              --             --
                                                                     --------          ------       ---------       --------
BALANCES, January 1, 1996, as adjusted .......................        202,688           2,027       7,180,804        718,081
   Issuance of common stock to officers, directors, and
           employees for compensation ........................           --              --            51,490          5,149
   Fair value of warrants granted for debt discount and
           issuance costs ....................................           --              --              --             --
   Conversion of debentures into common stock ................           --              --            82,353          8,235
   Issuance of common stock for engineering services .........           --              --            15,000          1,500
   Exercise of options and warrants to purchase common stock .           --              --            67,500          6,750
   Conversion of note payable to director into common stock ..           --              --            60,000          6,000
   Conversion of Series A preferred stock to common stock ....        (22,750)           (228)         69,670          6,967
   Offering costs ............................................           --              --              --             --
   Net loss ..................................................           --              --              --             --
                                                                     --------          ------       ---------       --------
BALANCES, December 31, 1996 ..................................        179,938           1,799       7,526,817        752,682
   Fair value of warrants granted for services ...............           --              --              --             --
   Issuance of common stock for:
      Acquisition of oil and gas properties ..................           --              --           318,150         31,815
      Exercise of stock options ..............................           --              --            42,675          4,268
      Exercise of warrants ...................................           --              --         3,192,600        319,260
      Services ...............................................           --              --             6,150            615
      Cash in private placements .............................           --              --         3,792,000        379,200
      Conversion of 10% collateralized convertible debentures,
         net of discount .....................................           --              --           341,665         34,166
      Conversion of Series A preferred stock .................       (179,938)         (1,799)        569,898         56,990
   Issuance of Series B preferred stock ......................        113,333           1,133            --             --
   Offering costs ............................................           --              --              --             --
   Net loss ..................................................           --              --              --             --
                                                                     --------          ------      ----------      ---------
BALANCES, December 31, 1997 ..................................        113,333    $      1,133      15,789,955   $  1,578,996
                                                                     ========          ======      ==========      =========
                                                                  Additional      Accumulated          Total
                                                                    Paid-In          Deficit        Stockholders'
                                                                    Capital          (Note 2)         Equity
                                                                  ----------      -----------       ------------
BALANCES, January 1, 1996, as previously reported ............   $ 16,560,194    $ (8,263,040)   $  9,017,262
   Adjustment for the cumulative effect on prior
          years of applying retroactively the new method
          of accounting for oil and gas properties ...........           --         3,068,165       3,068,165

                                                                 ------------    ------------    ------------
BALANCES, January 1, 1996, as adjusted .......................     16,560,194      (5,194,875)     12,085,427
   Issuance of common stock to officers, directors, and
           employees for compensation ........................         57,162            --            62,311
   Fair value of warrants granted for debt discount and
           issuance costs ....................................      2,320,000            --         2,320,000
   Conversion of debentures into common stock ................         61,765            --            70,000
   Issuance of common stock for engineering services .........         21,477            --            22,977
   Exercise of options and warrants to purchase common stock .         57,625            --            64,375
   Conversion of note payable to director into common stock ..         54,000            --            60,000
   Conversion of Series A preferred stock to common stock ....         (6,739)           --              --
   Offering costs ............................................        (13,155)           --           (13,155)
   Net loss ..................................................           --        (1,273,903)     (1,273,903)
                                                                  ------------    ------------    ------------
BALANCES, December 31, 1996 ..................................     19,112,329      (6,468,778)     13,398,032
   Fair value of warrants granted for services ...............        240,000            --           240,000
   Issuance of common stock for:
      Acquisition of oil and gas properties ..................        853,185            --           885,000
      Exercise of stock options ..............................         41,123            --            45,391
      Exercise of warrants ...................................      3,592,953            --         3,912,213
      Services ...............................................         14,236            --            14,851
      Cash in private placements .............................      9,100,800            --         9,480,000
      Conversion of 10% collateralized convertible debentures,
         net of discount .....................................        457,888            --           492,054
      Conversion of Series A preferred stock .................        (55,191)           --              --
   Issuance of Series B preferred stock ......................      5,665,517            --         5,666,650
   Offering costs ............................................     (2,147,446)           --        (2,147,446)
   Net loss ..................................................           --       (15,895,067)    (15,895,067)
                                                                 ------------    ------------    ------------
BALANCES, December 31, 1997 ..................................   $ 36,875,394    $(22,363,845)   $ 16,091,678
                                                                 ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1997 and 1996


                                                                                1997             1996
                                                                                ----             ----
                                                                                               (Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ..........................................................   $(15,895,067)   $ (1,273,903)
      Adjustments to reconcile net loss to net cash provided by (used in)
               operating activities:
                   Depreciation, depletion and amortization .............      2,623,323       1,437,651
                   Amortization of debt discount and issuance costs .....        576,313         190,967
                   Amortization of non-compete agreements ...............         45,996          45,996
                   Impairment expense:
                          Assets held for sale ..........................      8,965,972            --
                          Oil and gas properties ........................      3,946,733            --
                   Loss on sale of assets ...............................            230           6,660
                   Issuance of common stock and warrants for services ...         74,851          85,288
                   Other ................................................           --           (54,942)
                   Changes in operating assets and liabilities:
                         (Increase) decrease in:
                            Trade receivables ...........................       (157,786)        363,667
                             Inventory ..................................       (156,822)        124,502
                             Prepaid expenses and other .................         14,685         (14,316)
                         Increase (decrease) in:
                             Accounts payable ...........................          9,068        (905,027)
                             Accrued expenses ...........................        (41,182)       (109,473)
                                                                            ------------    ------------
                   Net cash provided by (used in) operating activities ..          6,314        (102,930)
                                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property, plant and equipment ............    (12,137,192)     (1,444,098)
      Change in other assets ............................................        (95,000)         53,500
      Proceeds from sale of property and equipment ......................         66,056         163,821
                                                                            ------------    ------------
                   Net cash used in investing activities ................    (12,166,136)     (1,226,777)
                                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of Series B preferred stock ....................      5,099,985            --
      Proceeds from exercise of stock options and warrants ..............      3,957,604            --
      Proceeds from issuance of convertible debentures ..................           --         5,000,000
      Repayment of long-term debt .......................................       (391,407)     (1,795,670)
      Proceeds from sale of common stock ................................      8,920,000         133,125
      Offering costs ....................................................       (874,416)        (13,155)
      Debt issuance costs ...............................................           --          (676,008)
                                                                            ------------    ------------
                   Net cash provided by financing activities ............     16,711,766       2,648,292
                                                                            ------------    ------------
NET INCREASE IN CASH AND EQUIVALENTS ....................................      4,551,944       1,318,585

CASH AND EQUIVALENTS, beginning of year .................................      1,995,860         677,275
                                                                            ------------    ------------
CASH AND EQUIVALENTS, end of year .......................................   $  6,547,804    $  1,995,860
                                                                            ============    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1997 and 1996



                                                                          1997        1996
                                                                          ----        ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest ........................................   $  505,523   $  192,502
                                                                      ==========   ==========

    Cash paid for income taxes ....................................   $     --     $     --
                                                                      ==========   ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
     Fair value of warrants granted for:
          Debt issuance costs .....................................   $     --     $  491,000
          Discount on convertible debentures ......................         --      1,829,000
          Oil and gas exploration services ........................      180,000         --
     Conversion of long-term debt, net of discount, to common stock      492,054      130,000
     Debt incurred for purchase of vehicles .......................       50,691         --
     Payables for:
          Oil and gas properties ..................................    1,077,266         --
          Offering costs ..........................................      146,765         --
     Issuance of common stock for oil and gas properties ..........      885,000         --




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.          NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Nature of Operations - Pease Oil and Gas Company (the "Company") explores for, develops, produces and sells oil and natural gas; transports, processes, sells and markets natural gas and natural gas liquids at a gas processing plant; performs oil and gas well completion and operational services; and sells new, used and reconditioned oil and gas production equipment and oil field supplies. As discussed in Note 3, the Company intends to divest its gas processing plant and oil field service and supply businesses. The Company conducts its business through the following wholly-owned subsidiaries: Loveland Gas Processing Company, Ltd. ("LGPCo"); Pease Oil Field Services, Inc.; Pease Oil Field Supply, Inc.; and Pease Operating Company, Inc.

    Principles of Consolidation - The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

    Cash and Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    Oil and Gas Properties - The Company's oil and gas producing activities are accounted for using the full cost method of accounting. The Company has one cost center (full cost pool) since all of its oil and gas producing activities are conducted in the United States. Under the full cost method, all costs associated with the acquisition, development and exploration of oil and gas properties are capitalized, including payroll and other internal costs that are directly attributable to these activities. For the years ended December 31, 1997 and 1996, capital expenditures include internal costs of $75,000 and $10,000, respectively. Proceeds from sales of oil and gas properties are credited to the full cost pool with no gain or lost recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

    Acquisition costs of unproved properties and costs related to exploratory drilling and seismic activities are initially excluded from amortization. These costs are periodically evaluated for impairment and transferred to properties being amortized when either proved reserves are established or the costs are determined to be impaired.

    The capitalized costs related to all evaluated oil and gas properties are amortized using the units of production method based upon production and estimates of proved reserve quantities. Future costs to develop proved reserves, as well as site restoration, dismantlement and abandonment costs, are estimated based on current costs and are also amortized to expense using the units of production method.

    The capitalized costs of evaluated oil and gas properties (net of accumulated amortization and related deferred income taxes) are not permitted to exceed the full cost ceiling. The full cost ceiling involves a quarterly calculation of the estimated future net cash flows from proved oil and gas properties, using current prices and costs and an annual discount factor of 10%. Accordingly, the full cost ceiling may be particularly sensitive in the near term due to changes in oil and gas prices or production rates.

    Impairment of Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value exceeds estimated undiscounted future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value.

    Property, Plant and Equipment - Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment was calculated using the straight-line method over the estimated useful lives of the assets, as follows:

                                                        Years
                                                        -----
    Gas plant                                             17
    Service equipment and vehicles                       4-7
    Buildings and office equipment                      7-15

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Depreciation expense related to property, plant and equipment amounted to $429,012 and $419,792 for the years ended December 31, 1997 and 1996, respectively.

    The costs of normal maintenance and repairs are charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

    Non-compete Agreements - The costs of non-compete agreements were incurred in connection with the 1993 acquisition of substantially all of the Company's Rocky Mountain assets. These costs were being amortized over the terms of the two to ten-year agreements on a straight-line basis. At December 31, 1997, the remaining net book value of $260,682 was charged to impairment expense in connection with the anticipated sale of assets discussed in Note 3.

    Debt Issuance Costs - Debt issuance costs relate to the $5 million private placement of convertible debentures discussed in Note 4. These costs are being amortized using the interest method.

    Inventory - Inventory consists primarily of oil and gas production equipment and oil field supplies. These items are generally held for resale. At December 31, 1997, inventory also includes $99,000 of crude oil, fuel, and propane. Inventory is carried at the lower of cost or market, cost being determined generally under the first-in, first-out (FIFO) method of accounting, or where possible, by specific identification.

    Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The actual results could differ from those estimates.

    The Company's financial statements are based on a number of significant estimates including the allowance for doubtful accounts, fair value of assets held for sale, assumptions affecting the fair value of stock options and warrants, selection of the useful lives for property, plant and equipment, and oil and gas reserve quantities which are the basis for the calculation of amortization and impairment of oil and gas properties. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories.

    Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on previously recorded deferred tax assets and liabilities resulting from a change in tax rates is recognized in earnings in the period in which the change is enacted.

    Revenue Recognition - The Company recognizes gas plant revenues and oil and gas sales upon delivery to the purchaser. Revenues from oil field services are recognized as the services are performed. Oil field supply and equipment sales are recognized when the goods are shipped to the customer.

    Net Loss Per Common Share -Net loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 replaces the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under FAS 128, basic EPS excludes dilution for potential common shares and is computed by dividing income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted EPS are the same in 1997 and 1996 as all potential common shares were antidilutive.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

2.  CHANGE IN ACCOUNTING PRINCIPLE:

    During the fourth quarter of 1997, the Company changed its method of accounting for oil and gas producing activities from the successful efforts method to the full cost method. The 1996 financial statements presented herein have been restated to reflect the change.

    Through December 31, 1995, the cumulative effect of the change resulted in an increase in oil and gas properties and a decrease in the accumulated deficit of $3,068,165. As a result of the change in accounting method, the net loss applicable to common shareholders decreased by $138,000 ($.02 per share) in 1996, and increased by $1,970,500 ($.15 per share) in 1997.

    Management believes the full cost method of accounting is preferable because it will more accurately reflect the results of the Company's future operations. In connection with the Company's change in strategy from primarily an acquisition and production company to an exploration and production company, it is now focusing its efforts in the Gulf Coast region of the United States. The Company seeks to allocate its capital resources over a diversified portfolio of exploration and development projects within that area. It seeks to achieve a balance between the risks of exploratory drilling and the return on investment by investing in projects with large potential. Dry holes, abandoned properties and seismic projects are an inherent part of the exploration process. However, management believes that it is through disciplined, consistent application of this balanced portfolio strategy that the desired return on its entire investment will be achieved. Management believes that the full cost method of accounting is the method used by many independent oil and gas companies of comparable size to the Company and allows investors to better measure the performance of the Company. Management further believes that advanced three dimensional seismic and computer-aided exploration technology has become a much more significant factor in the success of an exploration program than in the past. Management believes that expensing these costs when incurred, as is required under successful efforts, is inconsistent with the value they add to the exploration process.

3.  ASSETS HELD FOR SALE:

    During the fourth quarter of 1997, the Company's Board of Directors determined that the Company's long-term strategy has shifted to exploration and development activities in the Gulf Coast region and that the Rocky Mountain assets should ultimately be divested. Accordingly, the Company evaluated these assets for impairment and recognized a charge of $8,965,972 to reduce the net carrying value of the assets to the estimated fair value of $4,048,000. Some of the properties that will be divested are collateralized by the convertible debentures discussed in Note 4. Consequently, a substantial portion of the net proceeds would be required to be deposited in an account restricted for repayment of the debentures. Therefore, the assets held for sale are excluded from current assets in the accompanying balance sheet.

    Management expects the divestiture of the majority of these assets will occur sometime in 1998. The following is a summary of the net carrying value of assets held for sale at December 31, 1997:

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Oil and gas properties                                  $   3,089,081
  Gas plant                                                     250,000
  Service and supply buildings and equipment,
       including inventory of $278,272                          708,919
                                                          -------------
           Total                                          $   4,048,000
                                                          =============

    For the year ended December 31, 1996, all of the Company's assets were located in the Rocky Mountain region and, accordingly, all of the 1996 operating resulting were attributable these assets. The results of operations, exclusive of the impairment charge, related to assets held for sale for the year ended December 31, 1997 are as follows:

    Revenues                                              $   3,683,000
    Operating costs and expenses                             (2,368,000)
    Depreciation and amortization                            (1,606,000)
                                                          -------------
              Loss from operations                        $    (291,000)
                                                          =============

4.  DEBT FINANCING ARRANGEMENTS:

    Long-Term Debt - Long-term debt at December 31, 1997 consists of the following:

    Convertible debentures, interest at 10%,
       collateralized by certain oil and gas properties,
       due April 2001                                           $   3,975,000
    Less unamortized discount                                      (1,052,297)
                                                                -------------
             Net carrying value                                 $   2,922,703
                                                                =============

    Convertible Debentures and Consulting Agreement - In March 1996, the Company entered into a consulting agreement with a company (the "Consultant") that specializes in developing and implementing capitalization plans, including the utilization of debt capital in business operations. The agreement expires in March 1999, and provides for minimum monthly cash payments of $17,500. In addition to cash compensation, the Company agreed to grant warrants to purchase 1,000,000 shares of the Company's common stock. The exercise price of the warrants is $0.75 per share and they expire in March 2001.

    In April 1996, the Company, with the assistance of the Consultant, initiated a private placement to sell up to $5,000,000 of collateralized convertible debentures in the form of "Units". Each Unit consists of one $50,000 five-year 10% collateralized convertible debenture and detachable warrants to purchase 25,000 shares of the Company's common stock at $1.25 per share (see Note 8 for additional information with respect to the warrants). In November 1996, the offering was completed and the Company was successful in selling the entire $5,000,000 generating net cash proceeds of $4,300,000. The estimated fair value of the detachable warrants of $1,829,000 is treated as a discount and is being amortized using the interest method. The debentures are collateralized by a first priority interest in certain oil and gas properties owned and operated by the Company.

    The debentures are convertible, at the holder's option, into the Company's common stock for $3.00 per share and may be redeemed by the Company, in whole or in part, beginning at a premium of 110% of the original principal amount subject to adjustment beginning on April 25, 1999. During the year ended December 31, 1997, the holders of $1,025,000 of debentures elected to convert to 341,665 shares of common stock. Interest on the debentures is payable quarterly and the principal balance is due on April 15, 2001.

    The Company also agreed to pay the Consultant a fee equal to 2% of the net proceeds from the private placement and up to 7% of the net proceeds from any warrants which are exercised during the term of the agreement or up to six months after termination in certain circumstances. All of the compensation paid to the Consultant is limited to 15% of the gross proceeds generated from the private placement, exercise of warrants, or other debt or equity financings that may be consummated during the term of the agreement. In August 1996, a major shareholder of the

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Consultant was elected to the Company's Board of Directors.

    Notes Payable - Related Parties - In March 1996, the Company's president agreed to extend the due date of a delinquent $60,000 note payable to him. As consideration for the extension, the Company's Board of Directors approved amending the note to provide for conversion to common stock at $1.00 per share. In December 1996, the president exercised the conversion feature. During 1997, the Company repaid other outstanding notes payable to the Company's president of $246,719 plus accrued interest of $42,417.

5.   INCOME TAXES:

    Deferred tax assets (liabilities) as of December 31, 1997 and 1996 are comprised of the following:

                                                     1997                1996
                                                     ----                ----
        Long-term Assets:
Net operating loss carryforwards ...........      $ 5,816,000       $ 3,616,000
Property, plant  and equipment .............          229,000        (3,358,000)
Tax credit carryforwards ...................          294,000           294,000
Percentage depletion carryforwards .........          120,000            58,000
Other ......................................           41,000            25,000
                                                  -----------       -----------
         Total .............................        6,500,000           635,000
Less valuation allowance ...................       (6,500,000)         (635,000)
                                                  -----------       -----------
         Net long-term asset ...............      $      --         $      --
                                                  ===========       ===========

    The Company has provided a valuation allowance for the net operating loss and credit carryforwards based upon the various expiration dates and the limitations which exist under IRS Sections 382 and 384.

    During the year ended December 31, 1997, the Company increased the valuation allowance by $5,865,000 primarily due to an increase in the net operating loss carryforwards which are not considered to be realizable.

    At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $15.5 million, which expire primarily in 2008 through 2012. Some of these net operating losses are subject to limitations under IRS Sections 382 and 384. Additionally, the Company has tax credit carryforwards at December 31, 1997, of approximately $294,000 and percentage depletion carryforwards of approximately $320,000.

6.  COMMITMENTS AND CONTINGENCIES:

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

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Profit Sharing Plan - The Company has established a 401(k) profit sharing plan that covers all employees with six months of service who elect to participate in the Plan. The Plan provides that the employees may elect to contribute up to 15% of their salary to the Plan. All of the Company's contributions are discretionary and amounted to $5,668 and $8,926 for the years ended December 31, 1997 and 1996, respectively.

    Environmental - The Company is subject to extensive Federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

    Year 2000 Issue - The Company has begun to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company has been informed by the suppliers of substantially all of the Company's software that all of those suppliers' software that is used by the Company is Year 2000 compliant. The Company has no internally generated software. After reasonable investigation, the Company has not yet identified any Year 2000 problem but will continue to monitor the issue. However, there can be no assurances that Year 2000 problems will not occur with respect to the company's computer systems. The Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities.

    Contingencies - The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. The Company is not currently involved in any such incidental litigation which it believes could have a materially adverse effect on its financial conditions or results of operations.

7.  PREFERRED STOCK

    The Company has the authority to issue up to 2,000,000 shares of Preferred Stock, which may be issued in such series and with such preferences as determined by the Board of Directors. During 1993, the Company issued 1,170,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"). Each share of Series A Preferred Stock was entitled to receive dividends at 10% per annum when, as and if declared by the Company's Board of Directors. Unpaid dividends accrued and were cumulative. During 1997, the holders of all remaining shares of Series A Preferred Stock elected to convert to 569,898 shares of common stock pursuant to the original conversion terms. Upon conversion, the holders also received warrants to purchase 569,898 shares of common stock at $6.00 per share through August 13, 1998, when the warrants expire.

    In December 1997, the Board of Directors authorized a new series of preferred stock which was designated as the Series B 5% PIK Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). The Company has authority to issue up to 145,300 shares of Series B Preferred Stock. The Series B Preferred Stock provides for a liquidation preference of $50 per share and the holders are entitled to dividends at 5% per annum, payable quarterly in cash or additional shares of Series B Preferred Stock at the option of the Company. The Series B Preferred Stock became convertible into common stock on March 31, 1998 at a conversion price equal to a 12% discount to the average trading price of the common stock prior to conversion. This discount increases monthly through March 1999 when the discount tops out at 25%. The discount will be accounted for as an additional dividend on the Series B Preferred Stock which will be recognized as a charge to earnings applicable to common stockholders.

    Beginning on a date that is 540 days after the issuance date, the Company may force the holders to convert to common stock at a conversion price that generally represents a 25% discount from the fair value of the common stock.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


If not  previously  converted,  the  Company is  required to redeem the Series B
Preferred Stock on December 31, 2002 at a price equal to the Liquidation Preference. On December 31, 1997, the Company issued 113,333 shares of Series B Preferred Stock for $5,666,650. In connection with the issuance of the preferred stock, the Company agreed to issue the placement agent warrants to purchase 323,800 shares of the common stock at $1.75 per share.

8.  STOCK BASED COMPENSATION:

    Stock Option Plans - The Company's shareholders have approved the following stock option plans that authorize an aggregate of 1,900,000 shares for stock options that may be granted to officers, directors, employees, and consultants:
100,000 shares in June 1991; 300,000 shares in June 1993; 150,000 shares in June 1994; 350,000 shares in August 1996; and 1,000,000 shares in May 1997.

    The plans permit the issuance of incentive and nonstatutory options and provide for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the plan is 10 years and options granted to employees expire three months after the termination of employment. None of the options may be exercised during the first six months of the option term.

No options may be granted after 10 years from the adoption date of each plan. The following is a summary of activity under these stock option plans for the years ended December 31, 1997 and 1996:

                                                                                  1997                             1996
                                                                     -----------------------------      ----------------------------
                                                                                         Weighted                          Weighted
                                                                                         Average                           Average
                                                                     Number              Exercise          Number          Exercise
                                                                    Of Shares              Price         Of Shares           Price
                                                                    ---------            --------        ---------         --------
Outstanding, beginning of year .........................              621,300            $   1.02           459,600         $  .94

         Canceled ......................................              (24,825)               2.16              --               --
         Expired .......................................               (5,000)               3.44            (4,000)          7.19
         Granted .......................................              640,000                2.83              --             1.39
         Exercised .....................................              (42,675)               1.06           165,700             --
                                                                   ----------                             ---------
Outstanding, end of year ...............................            1,188,800                1.96           621,300           1.02
                                                                   ==========                             =========

    For all options granted during 1997 and 1996, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. At December 31, 1997, options for 788,800 shares were exercisable and options for the remaining 400,000 shares will become exercisable in May 1998. If not previously exercised, options outstanding at December 31, 1997, will expire as follows:

                                      Weighted
                                      Average
                                       Number        Exercise
                                      Of Shares       Price
                                      ---------      ---------
Year Ending December 31,
-----------------------
             1998                       15,000        $ 2.94
             2000                      403,925           .78
             2001                       85,400          1.00
             2001                       51,975          1.81
             2002 or thereafter        632,500          2.83
                                     ---------       -------
                                     1,188,800        $ 1.96
                                     =========       =======

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Warrants and Non-Qualified Stock Options - The Company has also granted warrants and non-qualified options which are summarized as follows for the years ended December 31, 1997 and 1996:

                                                                                           1997                         1996
                                                                                 --------------------------    --------------------
                                                                               Weighted                        Weighted
                                                                                Average                        Average
                                                                                 Number           Exercise      Number     Exercise
                                                                               Of Shares           Price       Of Shares     Price
                                                                               ---------          --------     ---------   --------
Outstanding, beginning of year .........................................        7,216,585        $   2.95     3,359,418      $  5.00
    Granted to:
       Beta Capital Group, Inc. (Note 4) ...............................          100,000            3.75     1,000,000          .75
       Consultants .....................................................           50,000            3.00        90,000          .75
       Directors for services ..........................................           50,000            3.00       101,500         1.00
       Investors in private placement of debentures ....................             --               --      2,500,000         1.25
       Brokers and underwriter in private placements ...................          622,750            2.26       223,500         2.00
    Issued to underwriter and former holders of preferred
       stock upon conversion ...........................................        1,031,159            5.71        69,670         6.00
    Expired ............................................................           (5,000)           1.25       (60,000)        6.00
    Exercised ..........................................................       (3,187,600)           1.22       (67,500)         .95
                                                                               ----------                    ----------

Outstanding, end of year ...............................................        5,877,894            4.31     7,216,588         2.94
                                                                               ==========                    ==========

    If not previously exercised, warrants and non-qualified options will expire as follows:

                                                                Weighted
                                                                 Average
                                                  Number         Exercise
    Year Ending December 31,                      Of Shares       Price
    -----------------------                       ---------     ---------

             1998                                    574,436   $    4.58
             1999                                  3,395,458        5.76
             2000                                    269,950        2.40
             2001                                    990,250        1.08
             2002                                    647,800        2.20
                                                  ----------      ------
                                                   5,877,894        4.31
                                                  ==========

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

                                                        Year Ended December 31,
                                                       -------------------------
                                                         1997            1996
                                                         ----            ----
Net loss applicable to common stockholders:
             As reported                           $ (15,985,036)  $ (1,614,270)
             Pro forma                               (16,507,036)    (1,764,270)
Net loss per common share:
             As reported                           $       (1.22)  $       (.20)
             Pro forma                                     (1.26)          (.22)

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The weighted average fair value of options and warrants granted to employees for the years ended December 31, 1997 and 1996 was $1.63 and $.65, respectively. The fair value of each employee option and warrant granted in 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                                      Year Ended December 31,
                                                     -------------------------
                                                          1997         1996
                                                          ----         ----

             Expected volatility                         63.7%         64.0%
             Risk-free interest rate                      6.0%          6.5%
             Expected dividends                            -             -
             Expected terms (in years)                    4.0           3.4

9.  FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at December 31, 1997, management's best estimate is that the carrying amount of cash, receivables, notes payable to unaffiliated parties, accounts payable, and accrued expenses approximates fair value due to the short maturity of these instruments. Management estimates that fair value is approximately equal to carrying value of the convertible debentures since market interest rates have not changed significantly since the offering commenced.

10.          SIGNIFICANT CONCENTRATIONS:

    Substantially all of the Company's accounts receivable at December 31, 1997, result from crude oil, natural gas sales, and joint interest billings to companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, since these entities may be similarly affected by changes in economic or other conditions. In determining whether to require collateral from a significant customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings, and/or credit ratings. Receivables are generally not collateralized; however, receivables from joint interest owners are subject to collection under operating agreements which generally provide lien rights. Historical credit losses incurred on trade receivables by the Company have been insignificant.

    The Company's Rocky Mountain oil and gas properties are predominantly located in a single basin in which the gas marketing arrangements are influenced by local supply and demand. Accordingly, in comparison to the net price received by gas producers in many other areas of the United States, the Company often realizes a lower net sales price. Additionally, since the Company's gas plant is located in this basin and its oil field service and supply operations are conducted in this basin, the Company is vulnerable to a curtailment in drilling activity in order to realize the value of oil field inventories and related operating assets. As discussed in Note 3, the Company is in the process of divesting these assets and recognized an impairment charge of $8,965,972 in the fourth quarter of 1997.

     For the year ended December 31, 1996, the Company had natural gas sales to the major utility discussed in Note 6 which accounted for 34% of total revenues. For the years ended December 31, 1997 and 1996, the Company also had oil sales to a single customer which accounted for 20% and 11%, respectively, of total revenues.

    At December 31, 1997, substantially all of the Company's cash and temporary cash investments were held at a single financial institution. The Company does not maintain insurance to cover the risk that cash and temporary investments with a single financial institution may be in excess of amounts insured by federal deposit insurance.

11.          OIL AND GAS PRODUCING ACTIVITIES:

    Property Acquisitions - In January 1997, the Company completed the acquisition of a 7.8125% after prospect payout working interest in a producing oil and gas prospect in Louisiana. The prospect is operated by National Energy Group, Inc. (NEGX), an independent oil and gas producer. The purchase price was $1,750,000 which consisted of

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$875,000 in cash and the issuance of 315,000 shares of the Company's common stock with a fair value of $875,000. In February 1997, the Company entered into agreements with unaffiliated parties for the purchase of a 10% working interest in this prospect for $2.5 million.

    In February 1997, the Company entered into an agreement with NEGX that provides the Company with the right and the obligation to participate as a 12.5% working interest owner in NEGX's defined drilling program. The agreement provides that the Company will be required to pay 16.7% of the costs to earn its 12.5% interest, under certain circumstances. The Company is also committed to participate in other prospects operated by NEGX through February 1999 when the initial term of the agreement expires. Management estimates that the Company's capital requirements under this agreement will be between $4 million and $6 million for the year ending December 31, 1998.

    Full Cost Amortization Expense - Amortization expense amounted to $2,195,364 and $1,017,859 for the years ended December 31, 1997 and 1996, respectively. Amortization expense per equivalent units of oil and gas produced amounted to $10.95 and $6.03 for the years ended December 31, 1997 and 1996, respectively. Natural gas is converted to equivalent units of oil on the basis of six MCF of gas to one equivalent barrel of oil.

    Unevaluated Oil and Gas Properties - At December 31, 1997, unevaluated oil and gas properties consist of the following:

    Unproved property acquisition costs                $ 1,303,821
    Seismic and lease option costs                       3,219,096
                                                         ---------
                                                       $ 4,522,917
                                                         =========

    All unevaluated costs were incurred during 1997 and management expects that planned activities for 1998 will enable the evaluation of over 50% of these costs. Evaluation of the remaining costs is expected to occur primarily in 1999.

    Capitalization of Interest - For the year ended December 31, 1997, the Company capitalized interest costs of $323,642 related to unevaluated oil and gas properties and other exploration activities. No interest costs were capitalized in 1996.

    Full Cost Ceiling - During the fourth quarter of 1997, the Company recognized an impairment charge of $3,946,733 due to the full cost ceiling limitation.

    Costs Incurred in Oil and Gas Producing Activities - The following is a summary of costs incurred in oil and gas producing activities for the years ended December 31, 1997 and 1996:

                                         1997                    1996
                                  ------------------         --------------
     Property acquisition costs   $    4,266,955        $        16,022
     Development costs                   734,235                806,564
     Exploration costs                 9,499,572                555,685
                                     -----------           ------------
                      Total       $   14,500,762          $   1,378,271
                                   ==============          ============

    Results of Operations from Oil and Gas Producing Activities - Results of operations from oil and gas producing activities (excluding natural gas marketing and trading, well administration fees, general and administrative expenses, and interest expense) for the years ended December 31, 1997 and 1996 are presented below.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           1997         1996
                                                           ----         ----

             Oil and gas sales                      $  3,168,000    $ 2,547,000
             Production costs                         (1,487,000)    (1,427,000)
             Amortization expense                     (2,195,000)    (1,018,000)
             Impairment expense                       (9,506,000)          -
                                                      ----------      ----------
            Results of operations from oil and
            gas producing activities                $(10,020,000)   $  (102,000)
                                                     ===========      =========

    Oil and Gas Reserve Quantities (Unaudited) - Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. The reserve data is based on studies prepared by the Company's consulting petroleum engineers. Reserve estimates require substantial judgment on the part of petroleum engineers resulting in imprecise determinations, particularly with respect to new discoveries. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available. Approximately 33% of the Company's proved developed reserves are currently non-producing as certain wells require workovers, and recompletions, at an estimated total cost of $1.8 million. All proved oil and gas reserves are located in the United States. At December 31, 1997, approximately 70% of the Company's proved oil and gas reserve quantities are located in the Rocky Mountain Region. As discussed in Note 3, the Company is in the process of divesting these properties. The following table presents estimates of the Company's net proved oil and gas reserves, and changes therein for the years ended December 31, 1997 and 1996.

                                                                               1997                               1996
                                                                     ----------------------------     ------------------------------
                                                                       Oil               Gas              Oil                Gas
                                                                      (Bbls)            (Mcf)            (Bbls)             (Mcf)

Proved reserves, beginning of year .........................        1,175,000         4,833,000         1,294,000         5,851,000
   Purchase of minerals in place ...........................          165,000           209,000             7,000              --
   Sale of minerals in place ...............................          (16,000)          (45,000)          (27,000)          (26,000)
   Extensions, discoveries, and
        other additions ....................................          229,000         1,295,000            72,000           455,000
   Revisions of previous estimates .........................         (345,000)       (1,274,000)          (71,000)       (1,035,000)
   Production ..............................................         (123,000)         (483,000)         (100,000)         (412,000)
                                                                   ----------        ----------        ----------        ----------
Proved reserves, end of year ...............................        1,085,000         4,535,000         1,175,000         4,833,000
                                                                   ==========        ==========        ==========        ==========
Proved developed reserves, beginning of year ...............        1,034,000         4,078,000         1,014,000         4,302,000
                                                                   ==========        ==========        ==========        ==========
Proved developed reserves, end of year .....................          930,000         3,833,000         1,034,000         4,078,000
                                                                   ==========        ==========        ==========        ==========

    During 1996, the Company recognized downward revisions in oil and gas reserves due to disappointing results from a development well drilled that year. During 1997, downward revisions were primarily attributable to substantially lower oil and gas prices in effect at December 31, 1997.

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

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves as of December 31, 1997 and 1996 based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69.

                                                    1997                                  1996
                                      --------------------------------------------        ----
                                         Gulf              Rocky
                                         Coast            Mountain        Total
Future cash inflows ..............   $  8,560,000    $ 18,202,000    $ 26,762,000    $ 46,727,000
Future production costs ..........     (1,237,000)     (7,947,000)     (9,184,000)    (17,220,000)
Future development costs .........     (1,527,000)     (1,680,000)     (3,207,000)     (3,001,000)
Future income tax expense ........           --              --              --        (6,200,000)
                                     -------------   ------------    ------------    ------------
         Future net cash flows ...      5,796,000       8,575,000      14,371,000      20,306,000
10% annual discount for estimated
    timing of cash flow ..........     (1,336,000)     (3,357,000)     (4,693,000)     (8,326,000)
                                     ------------    ------------    ------------    ------------
Standardized Measure of Discounted
   Future Net Cash Flows .........   $  4,460,000    $  5,218,000    $  9,678,000    $ 11,980,000
                                     ============    ============    ============    ============

    Changes in Standardized Measure (Unaudited) - The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1997 and 1996:

                                                    1997            1996
                                                    ----            ----

Standardized measure, beginning of year ....   $ 11,980,000    $  8,480,000
Sale of oil and gas produced, net of
    production costs .......................     (1,681,000)     (1,120,000)
Purchase of minerals in place ..............      2,231,000          45,000
Sale of minerals in place ..................       (121,000)        (45,000)
Net changes in prices and production costs .     (8,437,000)      8,815,000
Net changes in estimated development costs .       (185,000)        233,000
Revisions of previous quantity estimates ...     (2,179,000)     (3,769,000)
Discoveries, extensions, and other additions      3,214,000       1,089,000
Accretion of discount ......................      1,198,000         848,000
Changes in income taxes, net ...............      3,658,000      (2,596,000)
                                               ------------    ------------
Standardized Measure, end of year ..........   $  9,678,000    $ 11,980,000
                                               ============    ============

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

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The Company's reserve engineer has prepared the following estimates for the reserves related to these activities as of December 31, 1997.

           Future net revenues, discounted at 10%                  $  791,250

  Net quantities:
           Natural gas (mcf)                                        1,183,000
           Liquids (bbls)                                             184,000

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable to the Registrant.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10 EXECUTIVE COMPENSATION

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
 .

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Items 9, 10, 11 and 12 are omitted because the Company will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 30, 1998. The information required by such items will be included in the definitive Proxy Statement to be so filed for the Company's Annual Meeting of Stockholders scheduled for June 13, 1998 and is hereby incorporated by reference.

                                     PART IV


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.           Description and Method of Filing
----------            --------------------------------

(3.1)     Articles of Incorporation, as amended. (1)
(3.2)     Plan of Recapitalization. (1)
(3.3) Certificate of Amendment to the Articles of Incorporation filed on July 6, 1994. (2)
(3.4) Certificate of Amendment to the Articles of Incorporation filed on December 19, 1994. (2)
(3.5) Certificate of Amendment to Article IV of the Articles of Incorporation as filed with the Nevada Secretary of State, increasing the authorized shares of common stock of Registrant to 40,000,000 shares, $0.10 par value, incorporated by reference to Exhibit 3(i) of the Registrant's Form 8-K dated June 11, 1997.(8)
(3.6)     Bylaws, as amended and restated May 11, 1993. (1)
(4.1)     Representative's Preferred Stock Purchase Warrant. (1)
(4.2) Warrant Agency Agreement between Willard Pease Oil and Gas Company and American Securities Transfer, Inc. dated August 23, 1993. (1)
(4.3) Amendment to Warrant Agency Agreement dated as of March 3, 1998, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated March 9, 1998.(11)
(4.4) Amendment to the Certificate of Designation of Series B 5% PIK Cumulative Convertible Preferred Stock, incorporated by reference to
          Exhibit 3.2 of Registrant's Form 8-K dated December 31, 1997.(10) (10.1) Form of Warrants issued to Clemons F. Walker for the purchase of an aggregate of 98,000 shares of Common Stock. (3)
(10.2)    1990 Stock Option Plan. (1)
(10.3)    1993 Stock Option Plan (1)
(10.4)    1994 Employee Stock Option Plan. (2)
(10.5) Employment Agreement effective September 16, 1994 between Pease Oil and Gas Company and Willard H. Pease, Jr. (2)
(10.6) Employment Agreement effective December 27, 1994 between Pease Oil and Gas Company and Patrick J. Duncan. (2)
(10.7) Employment Agreement effective December 27, 1994 between Pease Oil and Gas Company and James N. Burkhalter. (2)
(10.8) Agreement dated August 15, 1994, between Hewlett-Packard Company, Loveland Gas Processing Co., Ltd., Pease Oil and Gas Company and Pease Operating Company. (2)
(10.9) Agreement between Beta Capital Group, Inc., and Pease Oil and Gas Company dated March 9, 1996. (4)
(10.10)   Form of Warrants issued to Beta Capital Group, Inc.(12)
(10.11)   1996 Stock Option Plan.(12)
(10.12) Mortgage, Assignment of Proceeds, Security Agreement and Financing Statement from Pease Oil and Gas Company to Holders of 1996 Collateralized Subordinated Convertible Debentures dated as of November 15, 1996.(12)
(10.13) Purchase and Sale Agreement dated December 31, 1996 by and between Atocha Exploration, Inc., Browning Oil Company, Inc., Potosky Oil and Gas, Inc. and Pease Oil and Gas Company. (5)
(10.14) Letter Agreement dated February 4, 1997 by and between National Energy Group, Inc. and Pease Oil and Gas Company. (6)
(10.15) Purchase and Sale Agreement dated February 26, 1997 by and between Transworld Exploration & Production, Inc. (7)
(10.16)   1997 Long Term Incentive Option Plan
(10.17)   Preferred Stock Investment Agreement dated December 31, 1997.(10)
(10.18) Letter Agreement dated 1/16/98 between National Energy Group, Inc. and Pease Oil and Gas Company.

(10.19) Letter Agreement dated 7/22/97 between National Energy Group, Inc., Sullivan & Company 3-D Program 1, LLC and Willisco, Inc.
(10.20) Agreement between National Energy Group, Inc. and Acadian Geophysical Services, Inc.
(10.21) Exploration Agreement dated 8/1/97 between Parallel Petroleum Corporation, TAC Resources, Inc., Allegro Investments, Inc., Beta Oil and Gas Company, Pease Oil and Gas Company, Four- Way Texas, LLC, Meyer Financial Services, inc. and Wes-Tex Drilling Corporation regarding the Texana Prospect
(10.22) Exploration Agreement dated 8/1/97 between Parallel Petroleum Corporation, TAC Resources, Inc., Allegro Investments, Inc., Beta Oil and Gas Company, Pease Oil and Gas Company, Four- Way Texas, LLC, Meyer Financial Services, inc. and Wes-Tex Drilling Corporation regarding the Formosa Prospect
(10.23) Exploration Agreement dated 1/1/97 between Parallel Petroleum Corporation, Sue-Ann Production Company, TAC Resources, Inc., Allegro Investments, Inc., Beta Oil and Gas Company, Pease Oil and Gas Company, Meyer Financial Services, Inc., Four-Way Texas, LLC regarding the Ganado Prospect
(10.24) Retirement, Severance and Termination of Employment Agreement from James N. Burkhalter dated 1/1/98.
(18)      Letter  dated  March 18,  1998 from Hein +  Associates  LLP  regarding
          preferability  of  full  cost  accounting   method  for  oil  and  gas
          activities.

(21)      List of Subsidiaries. (3)

(23.1)    Consent of McCartney Engineering, LLC, Consulting Petroleum Engineers

(23.2) Consent of Netherland, Sewell & Associates, Inc., Consulting Petroleum Engineers

(23.3)    Consent of Hein + Associates LLP, Certified Public Accountants

(27)      Financial Data Schedule.

Footnotes for Exhibits:

     (1) Incorporated by reference to Registration Statement No. 33-64448 on Form SB-2.
     (2) Incorporated by reference to the Registrant's 1994 Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
     (3) Incorporated by reference to Registration Statement No. 33-94536 on Form SB-2.
     (4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
     (5)  Incorporated by reference to Form 8-K filed January 10, 1997.
     (6)  Incorporated by reference to Form 8-K filed February 19, 1997.
     (7)  Incorporated by reference to Form 8-K filed March 17, 1997.
     (8)  Incorporated by reference to Form 8-K filed June 11, 1997.
     (9)  Incorporated by referenced to form 8-K filed December 24, 1997.
     (10) Incorporated by reference to Form 8-K filed January 13, 1998.
     (11) Incorporated by reference to Form 8-K filed March 9, 1998.
     (12) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(b) Reports on Form 8-K: The Company filed the following reports on Form 8-K for the period October 1, 1997 through the date of this report:

       Item Reported                   Date               Financial Statements
       -------------        ------------------------      ---------------------
(1)             5              December 24, 1997           None - Not Applicable
(2)           5,7              January 13, 1998            None - Not Applicable
(3)           5,7              March 9, 1998               None - Not Applicable

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEASE OIL AND GAS COMPANY

Date: March 30, 1998                   By:/s/ Willard H. Pease, Jr.
                                       ----------------------------
                                       Willard H. Pease, Jr.
                                       President and Chief Executive Officer

Date: March 30, 1998                   By: /s/ Patrick J. Duncan
                                       -------------------------
                                       Patrick J. Duncan
                                       Chief Financial Officer, Treasurer,
                                       and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 1998                   By:/s/ Willard H. Pease, Jr.
                                       ----------------------------
                                       Willard H. Pease, Jr., President
                                       and Chairman of the Board

Date: March 30, 1998                   By: /s/ Patrick J. Duncan
                                       -------------------------
                                       Patrick J. Duncan
                                       Chief Financial Officer,
                                       Treasurer, and Director

Date: March 30, 1998                   By:/s/ Steve A. Antry
                                       ---------------------
                                       Steve A. Antry, Director

Date: March 30, 1998                   By:/s/ R. Thomas Fetters, Jr.
                                       -----------------------------
                                       R. Thomas Fetters, Jr., Director

Date: March 30, 1998                   By:/s/ Stephen L. Fischer
                                       -------------------------
                                       Stephen L. Fischer

Date: March 30, 1998                   By:/s/ Homer C. Osborne
                                       -----------------------
                                       Homer C. Osborne, Director

Date: March 30, 1998                   By:/s/ James C. Ruane
                                       ---------------------
                                       James C. Ruane, Director

Date: March 30, 1998                   By:/s/ Clemons F. Walker
                                       ------------------------
                                       Clemons F. Walker, Director

Date: March 30, 1998                   By:/s/ William F. Warnick
                                       -------------------------
                                       William F. Warnick, Director