Form 10KSB/A
period 1996-12-31
PEASE OIL & GAS CO /CO/
filed 1998-04-09
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
       |X| SECOND AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

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

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                       1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(1,411,582)   $  (765,436)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
       Provision for depreciation and depletion       1,009,645      1,200,487
       Amortization of intangible assets and
         discount on convertible debt                   236,963        109,487
       Deferred income taxes                               --         (400,000)
          equipment                                       6,660        (75,073)
       Provision for bad debts                           21,497         35,176
       Dry holes and abandonments                       525,000            --
       Issuance of common stock for services             85,288         71,392
       Other                                            (54,942)       (41,770)
       Changes in operating assets and liabilities:
         (Increase) decrease in:
           Trade receivables                            342,170        625,286
           Inventory                                    124,502        296,824
           Prepaid expenses and other                   (14,316)        14,001
         Increase (decrease) in:
           Account payable                             (905,027)      (529,581)
           Accrued expenses                            (109,473)      (160,512)
       Net cash provided by (used in) operating        ---------      ---------
           activities                                  (143,615)       380,175
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property,
    plant and equipment                              (1,403,413)      (387,403)
  Proceeds from redemption of certificate of deposit     53,500         43,000
  Proceeds from sale of property and equipment          163,821        823,631
                                                     -----------      ----------

       Net cash provided by (used in) investing
          activities                                 (1,186,092)      (479,228)
                                                     -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debentures   5,000,000             -
   Repayment of long-term debt                        1,795,670)      (943,341)
   Proceeds from sale of common stock                   133,125        281,250
   Offering costs                                       (13,155)       (52,953)
   Debt issuance costs                                 (676,008)            -
                                                       ---------   -------------

       Net cash provided by (used in) financing
          activities                                  2,648,292       (715,044)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS           1,318,585        144,359

CASH AND EQUIVALENTS, beginning of year                 677,275        532,916
                                                      ----------   -------------
CASH AND EQUIVALENTS, end of year                    $1,995,860       $677,275
                                                     ==========    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for interest                            $192,502       $273,735
                                                     ==========    ============

     Cash received (paid) for income taxes              $41,409       $(21,000)
                                                     ==========    ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

     Fair value of warrants granted for debt
        issuance costs                                 $600,000       $  -
     Fair value of warrants granted for discount
        on convertible debentures                     1,829,000          -
     Conversion of long-term debt to common stock       130,000          -
     Long-term debt incurred for purchase of vehicles     -             24,992
     Acquisition of oil and gas properties for
        common stock                                      -             59,922
     Common stock subscription receivable                 -             68,750

The accompanying notes are an integral part of these consolidated financial statements.

                                  SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PEASE OIL AND GAS COMPANY

Date: April 9, 1998                    By:/s/ Willard H. Pease, Jr.
                                       ----------------------------
                                       Willard H. Pease, Jr.
                                       President and Chief Executive Officer

Date: April 9, 1998                    By: /s/ Patrick J. Duncan
                                       -------------------------
                                       Patrick J. Duncan
                                       Chief Financial Officer, Treasurer,
                                       and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 9, 1998                    By:/s/ Willard H. Pease, Jr.
                                       ----------------------------
                                       Willard H. Pease, Jr., President
                                       and Chairman of the Board

Date: April 9, 1998                    By: /s/ Patrick J. Duncan
                                       -------------------------
                                       Patrick J. Duncan
                                       Chief Financial Officer,
                                       Treasurer, and Director

Date: April 9, 1998                    By:/s/ Steve A. Antry
                                       ---------------------
                                       Steve A. Antry, Director

Date: April 9, 1998                    By:/s/ R. Thomas Fetters, Jr.
                                       -----------------------------
                                       R. Thomas Fetters, Jr., Director

Date: April 9, 1998                    By:/s/ Stephen L. Fischer
                                       -------------------------
                                       Stephen L. Fischer

Date: April 9, 1998                    By:/s/ Homer C. Osborne
                                       -----------------------
                                       Homer C. Osborne, Director

Date: April 9, 1998                    By:/s/ James C. Ruane
                                       ---------------------
                                       James C. Ruane, Director

Date: April 9, 1998                    By:/s/ Clemons F. Walker
                                       ------------------------
                                       Clemons F. Walker, Director

Date: April 9, 1998                    By:/s/ William F. Warnick
                                       -------------------------
                                       William F. Warnick, Director

                                       36



Exhibits are not attached to this amendment. They were submitted in full with the filing of the 10-KSB/A dated March 9, 1998. This amendment is for an error in the figures shown on this page only.