Form 10QSB
period 1998-03-31
PEASE OIL & GAS CO /CO/
filed 1998-05-19
CIK 76878

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                       or
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                          Commission File Number 0-6580

                               [GRAPHIC OMITTED]






                        PEASE OIL AND GAS COMPANY (Exact
                name of small business issuer as specified in its
                                    charter)


                                Nevada 87-0285520
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)
                          751 Horizon Court, Suite 203
                         Grand Junction, Colorado 81506
                    (Address of principal executive offices)
                                 (970) 245-5917
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No____

         As of May 14, 1998 the registrant had 15,791,205 shares of its $0.10 par value Common Stock issued and outstanding.

Transitional Small Business Issuer Disclosure Format (check one):Yes ____ No X

--------------------------------------------------------------------------------

                                                    TABLE OF CONTENTS
                                                                           PAGE
                                                                         NUMBER

PART I - Financial Information
     Item 1.  Financial Statements
         Consolidated Balance Sheets.. . . . . . . . . . .. . . . . . . . . . . . . 3
                 March 31, 1998 (unaudited) and December 31, 1997
         Consolidated Statements of Operations . . . . . . . . . . . . . . . . .
                 For the Three Months Ended March 31, 1998 (unaudited) and 1997     4
                 (unaudited)
         Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . .
             For the Three Months Ended March 31, 1998 (unaudited) and 1997        5-6
             (unaudited)
         Notes to Consolidated Financial Statements  . . . . . . . . . . . . . .. . 7
     Item 2.  Management's Discussion and Analysis . . . . . . . . . . . . . . .    8
                  Liquidity, Capital Expenditures and Capital Resources  . . . .. . 8
          Results of Operations . . . . . . . . .  . . . . . . . . . . . . . . .. . 9
             Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .9
                 Change in Accounting Principle . . . . . . . . . . . . . . . .  . .9
                 Assets Held For Sale. . . . . . . . . . . . . . . . . . . . . .. . 9
             Total Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .. .10
             Oil and Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . .. .10
             Gas Plant Processing . . . . . .  . . . . . . . . . . . . . . . . .. .11
             Oil Field Services and Oil Field Supply . . . . . . . . . . . . . .. .12
             Well Administration and Other Income . . . . . . . . . . . . . . .. . 12
             Depreciation, Depletion and Amortization  . . . . . . . . . . . . .. .13
             Interest Expense .  . . . . . . . . . . . . . . . . . . . . .  . .  . 14
                 Impairment Expense - Oil and Gas Properties. . . . . . . . . .  . 14
                 Dividends and Net Loss Per Common Share. . . . . . . . . . . .  . 14
          Other Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . 15
                 Recently Issued Financial Accounting Standards. . . . . . . . .. .15
                 Disclosure Regarding Forward-Looking Statements. . . . . . . .    15
                 Year 2000 Issue . . . . . . . . . . . . . . . . . . . . . . . .. .15
PART II - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . ... .16
         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  . 16
         Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . .  . 16
         Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .  . 16.
         Item 4.  Submission of Matters to a Vote of Security Holders  . . . . .   17
         Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .  . 17
         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .. .17
PART III - Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . 17

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               March 31,          December 31,
                                                                  1998               1997
                                                           ----------------     ------------
                                                            (unaudited)
                                    ASSETS

CURRENT ASSETS:
   Cash and equivalents                                   $       3,472,158 $      6,547,804
   Trade receivables                                               345,366           757,434
   Prepaid expenses and other                                       74,187            43,979
                                                            --------------   ---------------
        Total current assets                                     3,891,711         7,349,217
                                                              ------------     -------------
ASSETS HELD FOR SALE                                             3,832,376         4,048,000
                                                              ------------     -------------
OIL AND GAS PROPERTIES, at cost (full cost method):
   Unevaluated properties                                        6,724,538         4,522,917
   Costs being amortized                                        10,707,341         9,424,932
                                                               -----------     -------------
        Total oil and gas properties                            17,431,879        13,947,849
   Less accumulated amortization and impairment                 (5,577,442)       (4,965,232)
                                                              -------------    --------------
        Net oil and gas properties                              11,854,437         8,982,617
                                                               -----------      -------------
 OTHER ASSETS:
   Debt issuance costs, net                                        613,217           664,318
   Deposits and other                                              174,528           167,493
   Office equipment and vehicles, net                               96,122            82,498
                                                            --------------      --------------
          Total other assets                                       883,867           914,309
                                                             -------------      -------------
TOTAL ASSETS                                                    20,462,391        21,294,143
                                                               ===========                         ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                             1,321,321         1,500,239
   Accrued production taxes                                        204,108           204,108
   Other accrued expenses                                          389,178           349,396
                                                              ------------     -------------
LONG-TERM LIABILITIES:
   Convertible debentures, net                                   3,003,649         2,922,703
   Accrued production taxes                                        297,180           226,019
                                                              -------------    --------------
        Total long-term liabilities                              3,300,829         3,148,722
                                                               ------------     -------------
STOCKHOLDERS' EQUITY:
   Preferred  Stock,  par value $0.01 per share,  2,000,000
       shares  authorized, 113,333 shares of Series B 5% PIK
       Cumulative  Convertible Preferred Stock issued
       and outstanding (liquidation preference of $5,666,650)        1,133             1,133
   Common Stock, par value $0.10 per share, 40,000,000
       shares authorized, 15,791,205 and 15,789,955 shares
       issued and outstanding, respectively.                     1,579,121         1,578,996
   Additional paid-in capital                                   36,805,373        36,875,394
   Accumulated deficit                                         (23,138,672)      (22,363,845)
                                                               ------------     -------------
         Total stockholders' equity                             15,246,955        16,091,678
                                                               -----------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     20,462,391 $      21,294,143
                                                               ===========      ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                For The Three Months
                                                                                 Ended March 31,
                                                                       1998                    1997
                                                                                             (Note 2)

REVENUE:
   Oil and gas sales                                    $              591,608    $             789,206
   Gas plant processing                                                 91,119                  209,510
   Oil field services and supply                                       154,149                  198,319
   Well administration and other income                                 15,654                   21,805
                                                                  ------------          ----------------
        Total revenue                                                  852,530                1,218,840
                                                                   -----------             -------------
OPERATING COSTS AND EXPENSES:
   Oil and gas production costs                                        320,640                  328,819
   Gas plant                                                            81,813                  104,838
   Oilfield services and supply                                        139,926                  153,658
   Consulting arrangement-related party                                 62,912                   83,383
   General and administrative                                          257,655                  325,449
   Depreciation, depletion and amortization                            353,137                  466,606
   Impairment expense - oil and gas properties                         478,043                1,621,532
                                                                    ----------           ---------------
                Total operating costs and expenses                   1,694,126                3,084,285
                                                                     ---------           --------------
LOSS FROM OPERATIONS                                                  (841,596)              (1,865,445)

OTHER INCOME (EXPENSES):
   Interest income                                                      67,014                   18,059
   Interest expense                                                       (246)                (215,473)
   Gain or (Loss) on sale of assets                                     -                         2,356
                                                              ----------------        -----------------
NET LOSS                                                $             (774,828)   $          (2,060,503)
                                                                   ============           =-------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS              $           (1,628,167)   $          (2,105,487)
                                                                    ===========           ==============
NET LOSS PER COMMON SHARE (Note 3)                      $                 (.10)   $                (.24)
                                                               ================          ===================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                                         15,791,000                 8,923,000
                                                                    ==========           ===============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       For The Three Months
                                                                          Ended March 31,
                                                                          1998          1997
                                                                                      (Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             (774,828)    (2,060,503)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
            Depreciation, depletion and amortization                     353,137         466,606
            Amortization of debt discount and issuance costs                   -         120,633
            Impairment expense                                           478,043       1,621,532
            Loss on sale of assets                                             -         (2,356)
            Issuance of common stock for services                              -           8,000
            Other                                                              -               -
            Changes in operating assets and liabilities:
                   (Increase) decrease in:
                        Trade receivables                                412,068           8,313
                        Inventory                                         25,050        (50,517)
                        Prepaid expenses and other assets                (37,243)       (29,972)
                    Increase (decrease) in:
                        Accounts payable                                 (27,299)        108,769
                        Accrued expenses                                   9,098         (12,362)
                                                                   -------------  --------------
            Net cash provided by (used in) operating activities          438,026         178,143
                                                                    ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant and equipment             (3,373,669)     (4,589,521)
   Proceeds from sale of property and equipment                            7,420          56,559
                                                                   -------------  --------------
      Net cash provided by (used in) investing activities             (3,366,249)     (4,532,962)
                                                                      ----------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of warrants                                        939       2,264,650
   Repayment of long-term debt                                            (1,597)       (318,901)
   Proceeds from sale of common stock                                          -       3,880,000
   Offering costs                                                       (146,765)       (564,882)
                                                                    ------------- ---------------
      Net cash provided by (used in) financing activities               (147,423)      5,260,867
                                                                    -------------  -------------
 INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          (3,075,646)        906,048
 CASH AND EQUIVALENTS, beginning of period                             6,547,804       1,995,860
                                                                     -----------   -------------

 CASH AND EQUIVALENTS, end of period                                   3,472,158       2,901,908
                                                                     ===========   -------------


                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (continued)

                                                                      For The Three Months
                                                                          Ended March 31,
                                                                          1998          1997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                            $  100,772  $     161,014
                                                                      ==========    ============

   Cash paid for income taxes                                        $         - $         -
                                                                    ============    ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
   Conversion of long-term debt, net of discount, to common stock    $        -  $      156,007
   Debt incurred for purchase of vehicles                                 32,609         29,582
   Payables for oil and gas exploration activities                     1,072,413        229,103
   Issuance of common stock for oil and gas properties                        -         875,000
   Capitalized portion of amortized debt discount and issuance
        costs                                                            132,046         39,494

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of Pease Oil and Gas Company (the Company) for the year ended December 31, 1997. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-KSB for the year ended December 31, 1997. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-KSB.

Note 2 - Change In Accounting Principle:

As more thoroughly discussed in the Company's 1997 Annual Report on Form 10-KSB, the Company changed its method of accounting for oil and gas producing activities from the successful efforts method to the full cost method during the fourth quarter of 1997. The 1997 financial statements presented herein have been restated to reflect the change. As a result of the change in accounting method, the net loss applicable to common shareholders increased by $1,450,103 ($.16 per share) for the first quarter of 1997.

Note 3 - Dividends and Net Loss Per Common Share:

Net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. All common stock equivalents have been excluded from the computations because their effect would be antidilutive.

The net loss applicable to common stockholders is determined by adding any dividends accruing to the benefit of the preferred stockholders to the net loss. The dividends included for this calculation include both accrued but unpaid dividends and any imputed dividends attributable to the beneficial conversion feature. During the first quarter of 1997, the net loss applicable to common stockholders includes $44,984 of accrued but unpaid dividends related to the Series A Preferred Stock that automatically converted into common on June 11, 1997. During the first quarter of 1998, the net loss applicable to common stockholders includes $70,833 of accrued dividends plus an additional imputed non-cash dividend charge of $782,506 related to the beneficial conversion feature attached to the Series B Preferred Stock that was issued on December 31, 1997.

The Series B Preferred Stock became convertible into common stock on March 31, 1998 at a conversion price equal to a 12% discount to the average trading price of the common stock prior to conversion. This discount increases monthly through March 1999 when the discount tops out at 25% (this discount is considered a "beneficial conversion feature"). The additional non-cash imputed dividend charge of $782,506 included in the net loss applicable to common stockholders during the first quarter of 1998 represents the intrinsic value of the 12% discount applicable at March 31, 1998. As long as any Series B Preferred Stock is outstanding, additional non-cash imputed dividend charges will be incurred in future periods as the conversion discount increases.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity, Capital Expenditures and Capital Resources
At March 31, 1998, the Company's cash balance was $3,472,158 with a positive working capital position of $1,977,104, compared to a cash balance of $6,547,804 and a positive working capital position of $5,295,474 at December 31, 1997. The change in the Company's cash balance is summarized as follows:

         Cash balance at December 31, 1997                               $   6,547,804
         Sources of Cash:
            Cash provided by operating activities                              438,026
            Proceeds from the sale of property and equipment                     7,420
            Proceeds from the exercise of common warrants                          939
                                                                          -----------------
                  Total Sources of Cash                                        446,385
         Uses of Cash:
            Exploration Activities - Gulf Coast                             (3,351,991)
            Offering Costs associated with Series B Preferred Stock           (146,765)
            Other Capital Expenditures                                         (21,678)
            Payments on long term debt                                          (1,597)
                                                                          ---------------
                  Total uses of cash                                        (3,543,709)
         Cash balance at March 31, 1998                                  $   3,472,158

As noted, most of the Company's uses of cash were deployed in exploration activities in the Gulf Coast which are summarized as follows:

                                                                                 PROGRAM OPERATOR

                                            NEGX        Parallel        AHC          Other          Total          %

Category:
  Discovery and Wells in Process         362,517             -         207,414       11,549        581,480         17%
  Exploratory Dry Holes                  490,125         148,826          -            -           638,951         19%
  Land, G&G Costs on Seismic
     Programs                          1,228,510         768,789          -          75,262      2,072,561         62%
  Other Exploration Costs                   -                -            -          58,999         58,999          2%
                                       ---------       ----------    ----------  -------------  -----------    -------
         Total Exploration Costs       2,081,152         917,615       207,414      145,810      3,351,991        100%
                                       =========        =========    ==========   ==========     =========      ======
         Percent                              62%             27%            6%           5%           100%

The anticipated capital requirements for 1998 related to the Company's Gulf Coast exploration program are more thoroughly discussed in the Company's 1997 Annual Report on Form 10-KSB. There have been no significant changes in the expected capital requirements as of the date of this report and under the existing commitments, will be at least $4.0 million for the remainder of 1998.

The Company's current and anticipated cash position will be insufficient to cover the future working capital and exploration obligations and the Company will need to seek additional financing. The Company is exploring various alternatives and future sources of capital may include additional debt or equity financings, the sale of certain existing assets, or a combination thereof. However, it cannot be determined at this time, what alternatives may be available, nor to what extent the potential dilution to the existing shareholders may be. In addition, if additional sources of financing are not ultimately available, the Company may have to consider other alternatives, including cancellation of existing exploration agreements, farmouts, joint ventures, a merger, and/or liquidation.

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

Change In Accounting Principle
As more thoroughly discussed in the Company's Annual Report on Form 10-KSB, the Company changed its method of accounting for oil and gas producing activities from the successful efforts method to the full cost method. The 1997 financial statements presented herein have been restated to reflect the change. As a result of the change in accounting method, the net loss applicable to common stockholders increased by $1,450,103 ($0.16 per share) during the first quarter of 1997. The majority of the increased loss in 1997 is recognized in the financial statements under the caption "Impairment Expense" which is discussed later in this section.

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

Total Revenue
Total Revenue from all operations was as follows:

                                                  For the Three Months Ended March 31,
                                                       1998                   1997
                                              --------------------    ------------------
                                                 Amount        %         Amount      %

Oil and gas sales                            $  591,608       69%   $   789,206     65%
Gas plant processing                             91,119       11%       209,510     17%
Oil field services and supply                   154,149       18%       198,319     16%
Well administration and other income             15,654        2%        21,805      2%
                                            -----------    ------   -----------  ------
     Total revenue                           $  852,530      100%    $1,218,840    100%
                                             ==========      ----     =========    ====

The decrease in total revenue, along with any known trends or changes that effect revenue on a line-by-line basis, are discussed in the following paragraphs under their respective captions.

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                                         For the Three Months
                                            Ended March 31,
                                       1998                1997
                               ---------------        ----------

Production:
Oil (Bbls)
        Rocky Mtns.                    18,795             19,969
        Gulf Coast                      9,896              7,829
                                    ---------          ---------
             Combined Total            28,691             27,798
                                     ========           ========
Gas (Mcf)
        Rocky Mtns.                    84,967             95,443
        Gulf Coast                     30,955              6,864
                                     --------          ---------
              Combined Total          115,922            102,307
                                      =======            =======
BOE (6:1)
        Rocky Mtns.                    32,956             35,876
        Gulf Coast                     15,055              8,973
                                     --------          ---------
              Combined Total           48,011             44,849
                                     ========           ========

Average Collected Price:
   Oil (per Bbl)
        Rocky Mtns.                  $  13.43           $  21.35
        Gulf Coast                      14.79              20.87
                                     ---------         ---------
              Combined Average       $  13.90           $  21.22
                                     -=======           ========
Gas (per Mcf)
         Rocky Mtns.                 $   1.44          $    1.86
         Gulf Coast                      2.27               3.17
                                     ----------       ----------
              Combined Average       $   1.66          $    1.95
                                     =========         =========
Per BOE (6:1)
         Rocky Mtns.                 $  11.38           $  16.84
         Gulf Coast                     14.38              20.63
                                     ---------         ---------
              Combined Average       $  12.32           $  17.60
                                     ========           ========

                                                   For the Three Months
                                                       Ended March 31,
                                                 1998               1997
                                            -------------       -----------

 Operating Margins:
    Rocky Mtns:
        Revenue -
                 Rocky Mtns. - Oil          $   252,420        $   426,339
                 Rocky Mtns. - Gas              122,639            177,717
                                            ------------       ------------
                                                375,059            604,056
        Costs                                  (292,705)          (300,356)
                                            -------------      -------------
                 Operating Margin          $     82,354        $   303,700
                                            =============      ===========
                 Operating Margin Percent            19%                50%
Gulf Coast:
        Revenue -
                 Gulf Coast - Oil          $    146,317        $   163,418
                 Gulf Coast - Gas                70,232             21,732
                                           -------------      -------------
                                                216,549            185,150
        Costs                                   (27,935)           (28,463)
                                           --------------     --------------
                 Operating Margin          $    188,614        $   156,687
                                           ============         ===========
                 Operating Margin Percent            87%                85%
Combined Totals:
        Revenue                            $    591,608        $   789,206
        Costs                                  (320,640)          (328,819)
                                           -------------      -------------
                 Operating Margin          $    270,968        $   460,387
                                            ===========        ===========
                 Operating Margin Percent            46%                58%
Production Costs per BOE before DD&A:
        Rocky Mtn Region                   $       8.89     $         8.37
        Gulf Coast Region                          1.86               3.17
                                           ---------------    ---------------
                 Combined Average          $       6.68     $         7.33
                                           ==============     ==============
Change in Revenue Attributable to:
        Production                         $     38,638
        Price                                  (236,236)
                                           ------------
Total Decrease in Revenue                  $   (197,598)
                                            ==========

As noted, the 25% decrease in oil and gas revenue during the first quarter of 1998 when compared to the first quarter of 1997 can be attributed to a substantial decrease in commodity prices between the two periods. Most of the decrease in oil and gas production for the Rocky Mountain region can be attributed to the natural decline in production that is inherent in oil and gas wells. The increase in oil and gas production for the Gulf Coast region can be attributed to the 1997 discoveries.

The operating costs per BOE for the Gulf Coast properties decreased in 1998 when compared to the same period in 1997, primarily as a result of the higher volumes produced. Since a portion of the lifting costs are fixed, the cost per unit (or
BOE) decreases as more oil and gas are produced.

Gas Plant Processing
This category accounts for the natural gas processed and the natural gas liquids extracted and sold by the Gas Plant facility.

Operating statistics for the periods presented are as follows:

                                                                  For the Three Months Ended March 31,
                                                                1998                  1997
                                                           ---------------           ---------
         Production:
               Natural Gas Processed (Inlet Mcf)                72,600               78,900

               Liquids Produced -
                   B-G Mix (gallons)                           154,100              192,100
                    Propane (gallons)                          134,000              159,100
                                                             ----------        -------------
                           Total liquids produced              288,100              351,200
                                                             ==========        =============
             Total Liquids produced per Inlet Mcf ("GPM")         3.97                 4.45

             Average Sales Price of Liquids (per gallon)    $     0.31      $          0.48
                                                            ============      ===============

         Gross Margin:                                           Amount             Amount
                                                            -----------        ----------
                    Revenue                                  $  91,119      $       209,510
                    Costs                                      (81,813)            (104,838)
                                                            ------------      --------------
                           Gross Margin                      $   9,306       $      104,672
                                                             ==========         ============
                           Gross Margin Percent                     10%                  50%

The decrease in natural gas processing volumes (per Mcf) during 1998 when compared to 1997, can be substantially attributed to the normal decline in production from the two fields owned and operated by the Company that supply the gas plant with natural gas. The decrease in revenue in 1998 when compared to 1997 is a direct result of: 1.) the volume of natural gas processed; 2.) the substantial decrease in liquid prices; and 3.) the gas plant encountered several operational problems during the first quarter that forced the plant to flare unprocessed gas (thus lowering the GPM).

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

Oil Field Services and Oil Field Supply
Operating statistics for the Company's oil field service and supply operations for the periods presented are as follows:

                                              For the Three Months
                                                 Ended March 31,
                                            1998                    1997
                                        -------------           ---------
         Revenue                         $ 154,149              $ 198,319
         Costs                            (139,926)              (153,658)
                                         -----------           ------------
             Net Operating Income        $  14,223             $   44,661
                                        ==========              =========

Total revenue, and the net operating margin decreased in 1998, when compared to 1997 as a result of less work generated from the Company's hot oil services. This is a result of the Company's truck pusher resigning in light of the anticipated sale of the Rocky Mountain assets and taking a portion of the Company's business with him.

Well Administration and Other Income
As expected, there has been no material change in the well administration and other income during the periods presented.

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

General and Administrative
The decrease in general and administrative ("G&A") expenses of approximately $68,000 during the first quarter of 1998 when compared to the same period in 1997 is summarized as follows:

$  28,000        -        Net reduction of payroll costs substantially
                          attributed to the elimination of two administrative
                          positions (these positions eliminated as a result of
                          the anticipated sale of the Rocky Mountain assets).
   19,000        -        Consulting services.
   13,000        -        Travel and entertainment costs.
    8,000        -        All other, net.
$  68,000

Although the Company has and will take steps to reduce and monitor G&A costs, there can be no assurance future G&A costs will not be at those levels experienced in 1997. Even if the Rocky Mountain assets are ultimately sold, the Company does not expect any other significant reductions in future G&A expenses, at least in the near term. This is primarily due to any reductions that may be made due to the divestment will likely be offset by additional administrative costs associated with the Gulf Coast exploration activities.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented by cost center consisted of the following:
                                             For the Three Months Ended March 31
                                                            1998         1997
         Oil and Gas Properties - Rocky Mountains      $  102,919       295,020
         Oil and Gas Properties - Gulf Coast              134,167        50,225
         Gas Plant Operations                              58,630        60,929
         Service and Supply Operations                     45,329        36,562
         Furniture and Fixtures                            12,092        12,370
         Non-Compete Agreements                             -            11,500
                                                       -----------   -----------
           Total                                       $   353,137   $  466,606
                                                         =========     =========

DD&A for the oil and gas properties, per BOE, for the periods presented is as follows:

         Rocky Mountains                        $          3.1   $        8.22
         Gulf Coast                                       8.92            5.59
         Combined Total                                   4.94            7.69

DD&A for the oil and gas properties is computed based on one full cost pool using the total estimated reserves at the end of each period presented and prior to applying the ceiling test discussed later in this section under "Impairment Expense". The estimated portion of DD&A for the Rocky Mountains and the Gulf Coast are illustrated here for analysis purposes only. Therefore, the variances in the DD&A rates for oil and gas properties (per BOE) for the periods presented are a function of the estimated reserves and the net costs being amortized at the end of the respective reporting periods.

Interest Expense
Total interest incurred, and its allocation, for the periods presented is as follows:

                                            For the Three Months Ended March 31,
                                                       1998                1997
                                                 --------------       ---------
      Interest paid or accrued                     $ 98,261            $125,889
      Amortization of debt discount                  80,946              98,186
      Amortization of debt issuance costs            51,101              61,941
                                                   ----------         ---------
               Total interest incurred              230,308             286,016
      Interest capitalized                         (230,061)            (70,543)
                                                    ---------         ---------
               Interest expense                  $      247            $215,473
                                                  ==========            =======

The lower interest incurred in 1998 is attributed to the face value of the convertible debentures issued in 1996 decreased from an average balance of $4.85 million during the first quarter of 1997 to an average balance of $3.98 million during the first quarter of 1998. The decrease in the average balance during the periods presented is attributed to a portion of the convertible debentures converted into common stock. More interest was capitalized in 1998 when compared to 1997 since the average amounts invested in unevaluated oil and gas properties was substantially higher in 1998.

Impairment Expense - Oil and Gas Properties
As previously discussed, the Company changed its accounting method for oil and gas activities from successful efforts to full cost during the fourth quarter of 1997. The full cost method regards all costs of acquisition, exploration, and development activities as being necessary for the ultimate production of reserves. All of those costs are incurred with the knowledge that many of them relate to activities that do not result directly in finding and developing reserves. However, the Company expects that the benefits obtained from the prospects that do prove successful, together with benefits from past discoveries, will ultimately recover the costs of all activities, both successful and unsuccessful. Thus, all costs incurred in those activities are regarded as integral to the acquisition, discovery, and development of reserves that ultimately result from the efforts as a whole and are thereby associated with the Company's proved reserves. Establishing a direct cause-and-effect relationship between costs incurred and specific reserves discovered, which is the premise under successful efforts, is not relevant to the full cost concept. In light of the transformation from Rocky Mountain acquisition and development to Gulf Coast exploration, the Company believes this method will be a preferable method of accounting. However, the costs accumulated in the Company's full cost pool are subject to a "ceiling", as defined by Regulation SX Rule 4-10(e)(4). As prescribed by the corresponding accounting standards for full cost, all the accumulated costs in excess of the ceiling, are to be expensed by a charge to impairment.

Accordingly, the impairment recognized in 1998 can be substantially attributed to the costs incurred in connection with dry holes during the first quarter. The impairment recognized in the first quarter of 1997 can be attributed to approximately $307,000 in dry holes and $1.3 million associated with the cumulative effect of the change in accounting methods from successful efforts to full cost. As thoroughly discussed in the Company's 1997 10-KSB, the cumulative effect of the accounting change increased the carrying value of the oil and gas properties (which at the time consisted principally of the Rocky Mountain properties). A significant drop in oil and gas prices between December 31, 1996 and March 31, 1997 substantially lowered the "ceiling" on the full cost pool and the Company incurred the additional impairment charge.

Dividends and Net Loss Per Common Share
Net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. All common stock equivalents have been excluded from the computations because their effect would be antidilutive.

The net loss applicable to common stockholders is determined by adding any dividends accruing to the benefit of the preferred stockholders to the net loss. The dividends included for this calculation include both accrued but unpaid dividends and any imputed dividends attributable to the beneficial conversion feature. During the first quarter of 1997, the net loss applicable to common stockholders includes $44,984 of accrued but unpaid dividends related to the Series A Preferred Stock that automatically converted into common on June 11, 1997. During the first quarter of 1998, the net loss applicable to common stockholders includes $70,833 of accrued dividends plus an additional imputed non-cash dividend charge of $782,506 related to the beneficial conversion feature attached to the Series B Preferred Stock that was issued on December 31, 1997.

The Series B Preferred Stock became convertible into common stock on March 31, 1998 at a conversion price equal to a 12% discount to the average trading price of the common stock prior to conversion. This discount increases monthly through March 1999 when the discount tops out at 25% (this discount is considered a "beneficial conversion feature"). The additional non-cash imputed dividend charge of $782,506 included in the net loss applicable to common stockholders during the first quarter of 1998 represents the intrinsic value of the 12% discount applicable at March 31, 1998. As long as any Series B Preferred Stock is outstanding, additional non-cash imputed dividend charges will be incurred in future periods as the conversion discount increases.

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

Disclosure Regarding Forward-Looking Statements
This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, statements under "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements and the assumptions upon which such forward- looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward- looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to: the Company's ability to generate additional capital to complete its planned drilling and exploration activities; risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas; competition; shortages of equipment, services and supplies; government regulation; environmental matters; financial condition of the other companies participating in the exploration, development and production of oil and gas programs; and other matters beyond the

Company's control. In addition, since all of the prospects in the Gulf Coast are currently operated by another party, the Company may not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

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

Item 2. Changes in Securities

(a) and (b): not applicable

(c) Recent sales of unregistered securities. The Company issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"), during the quarter ended March 31, 1998 and through the date of this Report.

         1. On February 2, 1998, the Company issued 1,250 shares of its common stock upon exercise of outstanding stock purchase warrants at $0.75 per shares for total proceeds of $938 to the Company. These warrants were issued in February 1996 in connection with the consulting agreement entered into with Beta Capital Group, Inc. Shares of common stock issued upon exercise of the warrants were registered for resale by the holder in Registration No. 333-19589.

         In connection with the issuance of the above noted securities, the Company relied upon Section 4(2) of the Securities Act in claiming exemption for the registration requirement of the Securities Act. All of the persons to whom the securities were issued had full information concerning the business and affairs of the Company and acquired the shares for investment purposes. Certificates representing the securities issued bear a restrictive legend and stop transfer instructions have been entered prohibiting transfer of the securities except in compliance with applicable securities law.

Item 3. Defaults Upon Senior Securities

(a)      There  has  been no  material  default  in the  payment  of  principal, interest, or any other material default, with respect to any indebtedness of the small business issuer during the period covered by this report.

(b) There has been no material default in the payment of dividends for any class of preferred stock during the period covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Company's security holders during the period covered by this report.

Item 5. Other Information

There is no information reportable under this item for the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this report:

                  (1) Exhibit 27-1, "Financial Data Schedule" - for the quarter ended March 31, 1998. (2) Exhibit 27-2, "Financial Data Schedule" - for the quarter ended March 31, 1997 as restated for accounting change from successful efforts to full cost for oil and gas activities.

(b) The following reports on Form 8-K were filed during the quarter ended March 31, 1998:

                           Item Reported                     Date                Financial Statement
                           -------------             ------------------------   --------------------
                  (1)               5, 7             January 13, 1998           None - Not Applicable
                  (2)               5, 7             March 9, 1998              None - Not Applicable

There were no financial statements filed during the quarter ended March 31, 1998 other than the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                                       SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PEASE OIL AND GAS COMPANY

Date: May 19, 1998                  By: /s/ Willard H. Pease, Jr.
                                    Willard H. Pease, Jr.
                                    President and Chief Executive Officer

Date: May 19, 1998                  By: /s/ Patrick J. Duncan
                                    Patrick J. Duncan
                                    Chief Financial Officer, Treasurer,
                                    and Principal Accounting Officer