Form 10QSB
period 1998-06-30
PEASE OIL & GAS CO /CO/
filed 1998-08-19
CIK 76878

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

      As of August 14, 1998 the registrant had 15,884,776 shares of its $0.10 par value Common Stock issued and outstanding.

Transitional Small Business Issuer Disclosure Format (check one): Yes ____ No X

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                          PAGE
                                                                         NUMBER

PART I - Financial Information
     Item 1.  Financial Statements
         Consolidated Balance Sheets
                 June 30, 1998 (unaudited) and December 31, 1997. . . . . .   3
         Consolidated Statements of Operations (unaudited)
                  For the Three and Six Months Ended June 30, 1998 and 1997   4
         Consolidated Statements of Cash Flows (unaudited)
             For the Three and Six Months Ended June 30, 1998 and 1997 . . . 5-6
         Notes to Consolidated Financial Statements  . . . . . . . . . . . .. 7
     Item 2.  Management's Discussion and Analysis . . . . . . . . . . . . .  8
         Liquidity, Capital Expenditures and Capital Resources  . . . . . .   8
         Results of Operations . . . . . . . . .  . . . . . . . . . . . . .  10.
             Overview . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
                 Change in Accounting Principle . . . . . . . . . . . . . .  10.
                 Assets Held For Sale. . . . . . . . . . . . . . . . . . . ..11
             Total Revenue . . . . . . . . . . . . . . . . . . . . . . . . ..11
             Oil and Gas . . . . . . . . . . . . . . . . . . . . . . . . . ..12
             Gas Plant Processing . . . . . .  . . . . . . . . . . . . . . ..13
             Oil Field Services and Oil Field Supply . . . . . . . . . . . ..14
             Well Administration and Other Income . . . . . . . . . . . . .  14.
             Consulting Arrangement - Related Party . . . . . . . . . . . .  14.
             General and Administrative . . . . . . . . .  . . . . . . . . ..14
             Depreciation, Depletion and Amortization  . . . . . . . . . . ..15
             Interest Expense .  . . . . . . . . . . . . . . . . . . . . .   15.
                 Impairment Expense - Oil and Gas Properties. . . . . . . .  15.
                 Dividends and Net Loss Per Common Share. . . . . . . . . .  16
          Other Matters . . . . . . . . . . . . . . . . . . . . . . . . . .  16.
                 Recently Issued Financial Accounting Standards. . . . . . ..16
                 Disclosure Regarding Forward-Looking Statements. . . . . .  17
                 Year 2000 Issue . . . . . . . . . . . . . . . . . . . . . ..17
PART II - Other Information . . . . . . . . . . . . . . . . . . . . . . . . .18
         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .  18.
         Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . .  18.
         Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .  18.
         Item 4.  Submission of Matters to a Vote of Security Holders  . . . 19
         Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .  19.
         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . ..20
PART III - Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .  20.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,       December 31,
                                                                  1998            1997
                                                            ----------------   ------------
                                                               (unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and equivalents ..............................        $  1,970,837    $  6,547,804
   Trade receivables .................................             496,339         757,434
   Prepaid expenses and other ........................             100,690          43,979
                                                              ------------    ------------
        Total current assets .........................           2,567,866       7,349,217
                                                              ------------    ------------
ASSETS HELD FOR SALE .................................           3,385,455       4,048,000
                                                              ------------    ------------
OIL AND GAS PROPERTIES, at cost (full cost method):
   Unevaluated properties ............................           6,578,604       4,522,917
   Costs being amortized .............................          11,463,014       9,424,932
                                                              ------------    ------------
        Total oil and gas properties .................          18,041,618      13,947,849
   Less accumulated amortization and impairment ......          (5,943,910)     (4,965,232)
                                                              ------------    ------------
        Net oil and gas properties ...................          12,097,708       8,982,617
                                                              ------------    ------------
 OTHER ASSETS:
   Debt issuance costs, net ..........................             562,115         664,318
   Deposits and other ................................             190,512         167,493
   Office equipment and vehicles, net ................              82,266          82,498
                                                              ------------    ------------
          Total other assets .........................             834,893         914,309
                                                              ------------    ------------
TOTAL ASSETS .........................................        $ 18,885,922    $ 21,294,143
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade ...........................      $      456,636    $  1,500,239
   Accrued production taxes ..........................             239,025         204,108
   Other accrued expenses ............................             413,762         349,396
                                                               ------------    ------------
         Total current liabilities ...................           1,109,423       2,053,743
                                                               ------------    ------------
LONG-TERM LIABILITIES:
   Convertible debentures, net of discount (Note 3) ..           3,084,595       2,922,703
   Accrued production taxes ..........................              84,018         226,019
                                                               ------------    ------------
        Total long-term liabilities ..................           3,168,613       3,148,722
                                                               ------------    ------------
STOCKHOLDERS' EQUITY:
   Preferred  Stock,  par value $0.01 per share, 2,000,000
       shares  authorized,112,836 and 113,333 shares of
       Series B 5% PIK  Cumulative  Convertible
       Preferred Stock issued and outstanding, respectively
       (liquidation preference of $5,641,800 at June 30, 1998)       1,128           1,133
   Common Stock, par value $0.10 per share, 40,000,000
       shares authorized, 15,821,232 and 15,789,955 shares
       issued and outstanding, respectively ................     1,582,124       1,578,996
   Additional paid-in capital ..............................    36,731,852      36,875,394
   Accumulated deficit .....................................   (23,707,218)    (22,363,845)
                                                              ------------    ------------
         Total stockholders' equity ........................    14,607,886      16,091,678
                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................  $ 18,885,922    $ 21,294,143
                                                              ============    ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                       For The Three Months            For The Six Months
                                                          Ended June 30,                 Ended June 30,
                                                    -------------------------      -----------------------
                                                       1998           1997            1998             1997
                                                    ----------   ------------    -------------    -----------
                                                                    (Note 2)                       (Note 2)
REVENUE:
   Oil and gas sales .........................    $   655,660   $     670,373    $  1,247,268    $  1,459,579
   Gas plant processing ......................         88,408         162,346         179,527         371,856
   Oil field services and supply .............         63,687         145,893         217,836         344,212
   Well administration and other income ......          2,870          17,099          18,524          38,904
                                                   ------------    ------------    ------------    ------------
        Total revenue ........................        810,625         995,711       1,663,155       2,214,551
                                                   ------------    ------------    ------------    ------------
OPERATING COSTS AND EXPENSES:
   Oil and gas production ....................        389,467         405,677         710,107         734,496
   Gas plant .................................         93,335          99,461         175,148         204,299
   Oil field services and supply .............         83,939         139,475         223,865         293,133
   Consulting agreement-related party ........         62,549          97,795         125,461         181,178
   General and administrative ................        269,231         380,730         526,886         706,179
   Depreciation, depletion and amortization ..        398,994         508,506         752,131         975,112
   Impairment expense - oil & gas properties .        161,000         768,400         639,043       2,389,932
                                                   ------------    ------------    ------------    ------------
            Total operating costs and expenses      1,458,515       2,400,044       3,152,641       5,484,329
                                                   ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS .........................       (647,890)     (1,404,333)     (1,489,486)     (3,269,778)
OTHER INCOME (EXPENSES):
   Interest income ...........................         79,156          45,054         146,170          63,113
   Gain (Loss) on Sale of Assets .............            457          (8,547)            457          (6,191)
   Interest expense ..........................           (269)       (186,539)           (516)       (402,012)
                                                   ------------    ------------    ------------    ------------
NET LOSS .....................................    $  (568,546)   $ (1,554,365)   $ (1,343,375)   $ (3,614,868)
                                                   ============    ============    ============    ============
NET LOSS APPLICABLE TO COMMON
   STOCKHOLDERS ..............................    $  (949,587)   $ (1,599,349)   $ (2,577,755)   $ (3,704,837)
                                                   ============    ============    ============    ============
NET LOSS PER COMMON SHARE ....................    $     (0.06)   $      (0.13)   $      (0.16)   $      (0.34)
                                                   ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING .................     15,805,000      12,622,000      15,798,000      10,781,000
                                                   ============    ============    ============    ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                     For The Six Months
                                                                        Ended June 30,
                                                                   1998           1997
                                                                                (Note 2)
   Net loss ...................................................$1,343,375)  $ (3,614,868)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
            Depreciation, depletion and amortization ..........   752,131        975,112
            Impairment expense ................................   639,043      2,389,932
            Amortization of debt discount and issuance costs ..      --          225,393
            (Gain) Loss on sale of assets .....................      (497)         6,191
            Issuance of common stock for services .............      --           10,155
            Changes in operating assets and liabilities:
                   (Increase) decrease in:
                        Trade receivables .....................   261,095        113,379
                        Inventory .............................    55,270         (6,639)
                        Prepaid expenses and other assets .....   (79,730)       (30,548)
                    Increase (decrease) in:
                        Accounts payable ......................   (67,853)       (62,128)
                        Accrued expenses ......................  (142,063)      (130,686)
                                                               -----------    -----------
            Net cash provided by (used in) operating activities    74,021       (124,707)
                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant and equipment .....(5,417,691)    (4,886,199)
   Proceeds from sale of property and equipment ...............   987,150         49,811
   Proceeds from redemption of certificate of deposit .........      --           17,500
                                                               -----------    -----------
      Net cash provided by (used in) investing activities .....(4,430,541)    (4,818,888)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of warrants .........................       939      3,608,525
   Proceeds from sale of common stock .........................      --        3,880,000
   Offering costs .............................................  (146,765)      (687,391)
   Repayment of long-term debt ................................    (3,788)      (323,821)
   Payment of Preferred Stock dividends .......................   (70,833)          --
                                                                -----------    -----------
      Net cash provided by (used in) financing activities .....  (220,447)     6,477,313
                                                                -----------    -----------
 INCREASE (DECREASE) IN CASH AND EQUIVALENTS ..................(4,576,967)     1,533,718
 CASH AND EQUIVALENTS, beginning of period .................... 6,547,804      1,995,860
                                                                -----------    -----------

 CASH AND EQUIVALENTS, end of period .......................... 1,970,837    $ 3,529,578
                                                                -----------    -----------

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (continued)

                                                         For The Six Months
                                                           Ended June 30,
                                                         1998            1997
                                                     ------------    ----------
                                                                      (Note 2)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest (net of amount capitalized)$    516    $     220,611
                                                     ===========  =============

   Cash paid for income taxes                        $    -      $       -
                                                     ===========  ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
   Conversion of long-term debt, net of discount,
   to common stock                                   $    -      $     553,374
   Debt incurred for purchase of vehicles              32,610           29,582
   Increase (decrease) in accounts payable for
   oil and gas exploration activities                (828,984)         418,820
   Issuance of common stock for oil and gas properties    -            875,000
   Capitalized portion of amortized debt discount and
   issuance costs                                     264,094           82,451

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

Note 2 - Change In Accounting Principle:

As more thoroughly discussed in the Company's 1997 Annual Report on Form 10-KSB, the Company changed its method of accounting for oil and gas producing activities from the successful efforts method to the full cost method during the fourth quarter of 1997. The 1997 financial statements presented herein have been restated to reflect the change. As a result of the change in accounting method, the net loss applicable to common shareholders increased in 1997 as follows:

                                                       For the Three Months   For the Six Months
                                                       Ended June 30, 1997    Ended June 30, 1997
Description ......................................     Net Loss   Per Share   Net Loss    Per Share
As Previously Reported Under Successful Efforts .   $  (764,248)  $  (0.06)  $(1,419,633) $  (0.13)
As Reported under Full Cost .....................    (1,599,349)     (0.13)   (3,704,837)    (0.34)
                                                  ---------------    -----    -----------    -----
      Increase in Net Loss under Full Cost ......   $  (835,101)  $  (0.07)  $(2,285,204) $  (0.21)
                                                  ===============    =====    ===========    =====

Note 3 - Long Term Debt:

Long-term debt at June 30, 1998 and December 31, 1997 consisted of the following:

                                                    Dec. 31, 1997  June 30, 1998
                                                       -----------   -----------
Convertible debentures, interest at 10%
   collateralized by certain oil and gas properties,
   due April 2001 ...................................  $ 3,975,000  $ 3,975,000
Less unamortized discount ...........................   (1,052,297)    (890,405)
                                                       -----------   -----------
         Net carrying value .........................  $ 2,922,703  $ 3,084,595
                                                       ===========   ===========

As more thoroughly discussed in the Company's 1997 Annual Report on Form 10-KSB, the Company initiated a private placement in April 1996 to sell up to $5,000,000 of collateralized convertible debentures in the form of "Units". Each Unit consisted of one $50,000 five-year 10% collateralized convertible debenture and detachable warrants to purchase 25,000 shares of the Company's common stock at $1.25 per share. In November 1996, the offering was completed and the Company was successful in selling the entire $5,000,000 generating net cash proceeds of $4,300,000. The estimated fair value of the detachable warrants of $1,829,000 was treated as a discount and is bring amortized using the interest method. The debentures are collateralized by a first priority interest in certain Rocky Mountain oil and gas properties owned and operated by the Company. During 1997, $1,025,000 of the debentures converted into common stock pursuant to the terms of the debenture agreement.

Note 4 - Dividends and Net Loss Per Common Share:

Net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. All common stock equivalents have been excluded from the computations because their effect would be antidilutive.

The net loss applicable to common stockholders is determined by adding any dividends accruing to the benefit of the preferred stockholders to the net loss. The dividends included for this calculation include: 1) paid dividends; 2) accrued but unpaid dividends; and 3) any imputed dividends attributable to the beneficial conversion feature. During 1997, the net loss applicable to common stockholders includes $89,969 for the six months ended and $44,984 for the three months ended, respectively, of accrued but unpaid dividends related to the Series A Preferred Stock. The Series A Preferred Stock automatically converted into common on June 11, 1997. During 1998, the net loss applicable to common stockholders includes the following charges associated with the Series B Preferred Stock that was issued on December 31, 1997:

                                        For the Period Ended June 30, 1998
                                          Three Months        Six Months
         Dividends declared               $   70,523       $     141,356
         Imputed non-cash dividend           310,518           1,093,024
                                           ----------        ------------
                  Total                   $  381,041       $   1,234,380
                                          ==========         ===========

The Series B Preferred Stock became convertible into common stock on April 1, 1998 at a conversion price equal to a 12% discount to the average trading price of the common stock prior to conversion. This discount increases monthly through March 1999 when the discount tops out at 25% (this discount is considered a "beneficial conversion feature"). The additional non-cash imputed dividend charge included in the net loss applicable to common stockholders represents the intrinsic value of the discount applicable through June 30, 1998. As long as any Series B Preferred Stock is outstanding, additional non-cash imputed dividend charges will be incurred in future periods as the conversion discount increases until the discount tops out at 25%.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity, Capital Expenditures and Capital Resources
At June 30, 1998, the Company's cash balance was $1,970,837 with a positive working capital position of $1,458,443, compared to a cash balance of $6,547,804 and a positive working capital position of $5,295,474 at December 31, 1997. The change in the Company's cash balance is summarized as follows:

Cash balance at December 31, 1997 ........................   $ 6,547,804
Sources of Cash:
   Cash provided by operating activities .................        74,021
   Proceeds from the sale of property and equipment ......       987,150
   Proceeds from the exercise of common warrants .........           939
                                                             -----------
         Total Sources of Cash ...........................     1,062,110
                                                             -----------
Uses of Cash:
   Exploration Activities - Gulf Coast ...................    (5,398,813)
   Offering Costs associated with Series B Preferred Stock      (146,765)
   Dividends Paid on Series B Preferred Stock ............       (70,833)
   Other Capital Expenditures ............................       (18,878)
   Payments on long term debt ............................        (3,788)
                                                             -----------
         Total uses of cash ..............................    (5,639,077)
Cash balance at June 30, 1998 ............................   $ 1,970,837

As noted, most of the Company's uses of cash were deployed in exploration activities in the Gulf Coast. The costs incurred in 1998 are summarized as follows (the difference between the total incurred, as illustrated in the following table, and the total amount paid in 1998, relates to the changes in accounts payable at December 31, 1997 and June 30, 1998 as well as amounts capitalized for interest and the loss on sale of oil and gas properties in the full cost pool):


                                                            PROGRAM OPERATOR

         Category ............          NEGX        Parallel         AHC         Other         Total            %
-----------------------------------  ----------    ----------    ----------    ----------    ----------    ----------


  Successful Efforts ..............  $   27,916    $     --      $  435,640    $     --      $  463,556         9%
  Exploratory Dry Holes ...........   1,049,933       165,522          --            --       1,215,455        24%
  Land, G&G-Seismic Programs ......   1,228,510     1,284,149        81,565       570,541     3,164,765        63%
  Other Exploration Costs .........     128,785          --            --          84,786       213,571         4%
                                                                 ----------    ----------    ----------    ----------
         Total Exploration Costs ..  $2,435,144    $1,449,671    $  517,205    $  655,327    $5,057,347       100%
                                     ==========    ==========    ==========    ==========    ==========    ==========
         Percent ..................          48%           29%           10%           13%          100%
                                     ==========    ==========    ==========    ==========    ==========

The anticipated capital requirements for 1998 related to the Company's Gulf Coast exploration program are more thoroughly discussed in the Company's 1997 Annual Report on Form 10-KSB. The only significant change in the Company's capital requirements as discussed in the 10-KSB relate to the termination of the Exploration Agreement with National Energy Group, Inc. ("NEGX") in May 1998. That agreement established a commitment up to $5 million on what the Company believes are higher risk wildcat projects. The Company negotiated out of this agreement in order to reduce this year's capital budget and focus on lower risk projects. The Company did, however, retain its interest in the E. Bayou Sorrel prospect. Therefore, under the existing commitments, the Company's anticipated capital requirements to meet expected drilling and development costs will be approximately $2.65 million for the remainder of 1998 and approximately $4.2 million for 1999.

As previously discussed in the Company's 1997 10-KSB, the Company's current and anticipated cash position will be insufficient to cover the future working capital and exploration obligations. The Company's current working capital position should meet its exploration obligations through at least October 1998. The Company has vigorously explored various alternatives for additional sources of capital including additional debt or equity financings and the sale of certain existing assets. However, with the hyper-dilutive potential of the outstanding Series B Preferred Stock (should the holders elect to convert into common stock), the Company has been unable to attract any additional equity capital during 1998. For example, using the Company's common stock price on August 14, 1998 of $0.375, and applying the applicable discount of 18%, should all the holders of the Series B Preferred Stock elect to convert into common stock, approximately 18.3 million shares would be issued in the conversion. This would represent approximately 54% of the then outstanding common shares. In addition, the continuing collapse of the oil and gas commodities markets have significantly impaired the marketability and value of the Company's existing assets. Therefore, it cannot be determined at this time, what alternatives for future working capital may be available, nor to what extent the potential dilution to the existing shareholders may be. If additional sources of financing are not ultimately available, the Company may have to consider other alternatives, including a merger, cancellation of existing exploration agreements, farmouts, joint ventures, restructuring under the protection of the Federal Bankruptcy Laws and/or liquidation.

As also discussed in the 1997 10-KSB, the Company has been attempting to sell or otherwise monitize its Rocky Mountain assets since the fourth quarter of 1997. In May, 1998, the Company sold all of its Utah properties for $230,000 to a former officer of the Company. These properties represented approximately 16% of the Company's proved Rocky Mountain oil and gas reserves at December 31, 1997. In addition, the Company is currently under contract to sell its gas plant, service and supply assets as well as all of the oil and gas properties in Larimer and Weld Counties, Colorado (which constituted approximately 60% of all of the Company's Rocky Mountain proved oil and gas reserves at December 31,
1997) for a total price of $2.1 million. Should the sale close, the effective date will be August 1, 1998. However, the Company's obligations under its outstanding 10% Collateralized Convertible Debentures (the "Convertible Debentures") in the principal amount of $3.975 million, together with interest thereon, is secured by a first priority security interest in all of the oil and gas reserves currently under contract. Therefore, to complete the sale, the Company must receive written approval of at least two-thirds of the outstanding Convertible Debentures to release the collateralized oil and gas properties. Although the approval process is underway, the Company cannot determine if the security interest will ultimately be released by the debenture holders. If the collateral release cannot be obtained in a timely manner, it is likely the contemplated sale will fall through and the Company may remove the oil and gas assets from the market. Under this scenario, the gas plant, service and supply assets would probably continue to be marketed and held for sale since they are not subject to the security interest. No amounts from the Rocky Mountain assets have been included as a current asset since the timing of any sale and the proceeds thereof are uncertain at this time.

In July 1998, the Company initiated several steps to improve the corporate governance and direction of the Company. First, the Board of Directors established an Executive Committee whose purpose is to formulate and implement recommendations, strategies and actions which are intended to support and protect shareholder value. Essentially, the Executive Committee will manage the day-to-day activities of the Company and has broad power and authority to act in the absence of the full Board of Directors.

Secondly, Mr. William F. Warnick replaced Willard H. Pease, Jr. as Chairman of the Board. Mr. Warnick is an outside Director, a practicing attorney in Lubbock, Texas, and also serves as the Texas Attorney General's appointee to the Texas School Board Land Commission. Mr. Warnick has also served in numerous management positions of private oil and gas companies. Mr. Warnick received both a B.A. in finance in 1968 and a J.D. degree in 1971.

Thirdly, the Company announced the addition of Mr. F.A. (Allan) Wise to the Board of Directors. Mr. Wise has been professionally engaged in the oil and gas business for 30 years, having worked 7 years for Shell Oil Company as a petroleum engineer and 9 years for Petro-Lewis Corporation where he served in various capacities, including Vice President of Drilling and Production, Vice President of the Gulf Coast Region and Vice President of Acquisitions. Since 1987, Mr. Wise has been co-owner of Wise and Treece Petroleum Management, inc., a petroleum engineering, land and management consulting firm. Mr. Wise, through the consulting firm, serves the oil and gas industry by providing a wide range of technical and management economic analysis and modeling of exploration plays and the resulting development drilling; acquisition and financing of oil and gas plays and properties; financial modeling of oil and gas investment structures; supervision of oil and gas field development, drilling and petroleum engineering and management consulting.

The Executive Committee is comprised of four voting members: Patrick J. Duncan, the Company's CFO, Steve Antry, a Director and consultant to the Company, William F. Warnick and F. A. Wise, and one non-voting member, Willard H. Pease, Jr., the Company's president. The Board of Directors implemented these changes to enhance the decision making processes in all aspects of the Company's business. The Executive Committee is diligently working on a resolution to the Company's financing needs. However, the outcome is unknown at this time.

RESULTS OF OPERATIONS

Overview
The Company's largest source of operating revenue is from the sale of produced oil, natural gas, and natural gas liquids. Therefore, the level of the Company's revenues and earnings are affected by prices at which natural gas, oil and natural gas liquids are sold. Accordingly, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in natural gas, oil and natural gas liquid prices and the lack of predictability of those fluctuations as well as changes in production levels.

Change In Accounting Principle
As more thoroughly discussed in the Company's Annual Report on Form 10-KSB, the Company changed its method of accounting for oil and gas producing activities from the successful efforts method to the full cost method. The 1997 financial statements presented herein have been restated to reflect the change. As a result of the change in accounting method, the net loss applicable to common shareholders increased in 1997 as follows:

                                                       For the Three Months   For the Six Months
                                                       Ended June 30, 1997    Ended June 30, 1997
Description ........................................   Amount     Per Share   Amount      Per Share
As Previously Reported Under Successful Efforts ....   $(764,248) $  (0.06)  $(1,419,633) $  (0.13)
As Reported under Full Cost ........................  (1,599,349)    (0.13)   (3,704,837)    (0.34)
                                                       ----------    -----    -----------    -----
      Increase in Net Loss under Full Cost .........   $(835,101) $  (0.07)  $(2,285,204) $  (0.21)
                                                       ==========    =====    ===========    =====

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

Total Revenue
Total Revenue from all operations was as follows:

                                            For the Three Months Ended June 30,
                                                1998                 1997
                                              --------               --------
                                           Amount       %      Amount        %

Oil and gas sales .....................   $655,660     81%    $670,373      67%
Gas plant processing ..................     88,408     11%     162,346      16%
Oil field services and supply .........     63,687      7%     145,893      15%
Well administration and other income ..      2,870      1%      17,099       2%
                                          --------   ------   --------   ------
     Total revenue ....................   $810,625    100%    $995,711     100%
                                          ========   ======   ========   ======

                                             For the Six Months Ended June 30,
                                                  1998              1997
                                              ----------     ---------------
                                            Amount      %      Amount       %

Oil and gas sales ....................  $1,247,268     75%  $1,459,579      66%
Gas plant processing .................     179,527     11%     371,856      17%
Oil field services and supply ........     217,836     13%     344,212      15%
Well administration and other income .      18,524      1%      38,904       2%
                                         ---------   -----  ----------    -----
     Total revenue ...................  $1,663,155    100%  $2,214,551     100%
                                        ==========   =====  ==========    =====

The decrease in total revenue, along with any known trends or changes that effect revenue on a line-by-line basis, are discussed in the following paragraphs under their respective captions.

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                                      For the Three Months         For the Six Months
                                        Ended June 30,                Ended June 30,
                                 ---------------------------     -----------------------
                                       1998            1997            1998          1997
                                 -----------      ----------     ----------          -------

Production:
   Oil (Bbls)
        Rocky Mtns ...........        16,186          20,092          34,981          40,070
        Gulf Coast ...........        13,778           8,308          23,674          16,137
                                 -----------     -----------     -----------     -----------
             Combined Total ..        29,964          28,400          58,655          56,207
                                 ===========     ===========     ===========     ===========
   Gas (Mcf)
        Rocky Mtns ...........        72,450         100,725         157,417         192,937
        Gulf Coast ...........        76,357          11,375         107,312          18,238
                                 -----------     -----------     -----------     -----------
              Combined Total .       148,807         112,100         264,729         211,175
                                 ===========     ===========     ===========     ===========
   BOE (6:1)
        Rocky Mtns ...........        28,261          36,880          61,217          72,226
        Gulf Coast ...........        26,504          10,204          41,559          19,177
                                 -----------     -----------     -----------     -----------
              Combined Total .        54,765          47,084         102,776          91,403
                                 ===========     ===========     ===========     ===========
Average Collected Price:
   Oil (per Bbl)
        Rocky Mtns ...........   $     11.92     $     18.43     $     12.73     $     19.88
        Gulf Coast ...........   $     13.47     $     19.20     $     14.02           20.01
                                 -----------     -----------     -----------     -----------
              Combined Average   $     12.63     $     18.66     $     13.25     $     19.92
                                 ===========     ===========     ===========     ===========
   Gas (per Mcf)
         Rocky Mtns ..........   $      1.45     $      1.12     $      1.44     $      1.51
         Gulf Coast ..........   $      2.26     $      2.44     $      2.26            2.71
                                 -----------     -----------     -----------     -----------
              Combined Average   $      1.86     $      1.25     $      1.78     $      1.61
                                 ===========     ===========     ===========     ===========
   Per BOE (6:1)
         Rocky Mtns ..........   $     10.54     $     13.10     $     10.99     $     15.05
         Gulf Coast ..........   $     13.50     $     18.35     $     13.82           19.42
                                 -----------     -----------     -----------     -----------
              Combined Average   $     11.97     $     14.24     $     12.14     $     15.97
                                 ===========     ===========     ===========     ===========
Operating Margins:
    Rocky Mtns:
        Revenue -
            Rocky Mtns. - Oil    $   192,983     $   370,392     $   445,403     $   796,731
            Rocky Mtns. - Gas        104,823         112,779         227.461         290,496
                                 -----------     -----------     -----------     -----------
                                     297,806         483,171         672,864       1,087,227
        Cost .................      (287,993)       (380,757)       (580,698)       (684,677)
                                 -----------     -----------     -----------     -----------
            Operating Margin .   $     9,813     $   102,414     $    92,166     $   402,550
                                 ===========     ===========     ===========     ===========
            Operating Margin %             3%             21%             14%             37%

    Gulf Coast:
        Revenue -
            Gulf Coast - Oil .   $   185,535     $   159,492     $   331,852     $   322,910
            Gulf Coast - Gas .       172,320          27,710         242,552          49,442
                                 -----------     -----------     -----------     -----------
                                     357,855         187,202         574,404         372,352
        Costs ................      (101,474)        (24,920)       (129,409)        (49,819)
                                 -----------     -----------     -----------     -----------
            Operating Margin .   $   256,381     $   162,282     $   444,995     $   322,533
                                 ===========     ===========     ===========     ===========
            Operating Margin %            72%             87%             77%             87%


                                    For the Three Months           For the Six Months
                                       Ended June 30,                 Ended June 30,
                                 --------------------------      -----------------------
                                     1998              1997           1998           1997
                                 -----------     ----------      ----------       -------

Combined Totals:
        Revenue ..............   $   655,660     $   670,373     $ 1,247,268     $ 1,459,579
        Costs ................      (389,467)       (405,677)       (710,107)       (734,496)
                                 -----------     -----------     -----------     -----------
            Operating Margin .   $   266,193     $   264,696     $   537,161     $   725,083
                                 ===========     ===========     ===========     ===========
            Operating Margin %            41%             39%             43%             50%
Production Costs per
BOE before DD&A:
        Rocky Mtn Region .....   $     10.19     $     10.32     $      9.49     $      9.57
        Gulf Coast Region ....          3.83            2.44            3.11            2.60
                                 -----------     -----------     -----------     -----------
            Combined Average .   $      7.11     $      8.62     $      6.91     $      8.03
                                 ===========     ===========     ===========     ===========
Change in Revenue
Attributable to:
  Production .................   $    48,622                     $   105,276
  Price ......................       (63,334)                       (317,587)
                                 -----------                     -----------
 Total Decrease in Revenue ...   $   (14,712)                    $  (212,311)
                                 ===========                     ===========

Even though the Company's total BOE production increased by 12.5%, the 15% decrease in oil and gas revenue during the first half of 1998 when compared to the first half of 1997 can be attributed to a substantial decrease in commodity prices between the two periods. Approximately 50% of the decrease in oil and gas production for the Rocky Mountain region can be attributed to the natural decline in production that is inherent in oil and gas wells and the other 50% can be attributed to the sale of the Company's Utah properties in May 1998 (that sale had an effective date of April 1, 1998). The increase in oil and gas production for the Gulf Coast region can be attributed to the 1997 discoveries.

Gas Plant Processing
This category accounts for the natural gas processed and the natural gas liquids extracted and sold by the Gas Plant facility.

Operating statistics for the periods presented are as follows:

                                                   For the Three Months            For the Six Months
                                                      Ended June 30,                  Ended June 30,
                                                ------------------------     -------------------------
                                                   1998           1997          1998           1997
                                                ----------    ----------     ---------     ---------

Production:
  Natural Gas Processed (Inlet Mcf) ..........      82,594        85,312       155,240       164,242
  Liquids Produced -
           B-G Mix (gallons) .................     183,726       204,100       337,806       396,200
           Propane (gallons) .................     140,681       162,300       274,691       321,400
                                                 ---------     ---------     ---------     ---------
                   Total liquids produced ....     324,407       366,400       612,497       717,600
                                                 =========     =========     =========     =========
  Total Liquids produced per Inlet Mcf ("GPM")        3.93          4.29          3.95          4.37
                                                 =========     =========     =========     =========
  Average Sales Price of Liquids (per gallon)    $    0.28     $    0.44     $    0.30     $    0.52
                                                 =========     =========     =========     =========
Gross Margin: ................................      Amount        Amount        Amount        Amount
                                                 ---------     ---------     ---------     ---------
  Revenue ....................................   $  88,408     $ 162,346     $ 179,527     $ 371,856
  Costs ......................................     (93,335)      (99,461)     (175,148)     (204,299)
                                                 ---------     ---------     ---------     ---------
         Gross Margin ........................   $  (4,927)    $  62,885     $   4,379     $ 167,557
                                                 =========     =========     =========     =========
         Gross Margin Percent ................         (6%)          39%            2%           45%

The decrease in natural gas processing volumes (per Mcf) during 1998 when compared to 1997, can be substantially attributed to the normal decline in production from the two fields owned and operated by the Company that supply the gas plant with natural gas. The decrease in revenue in 1998 when compared to 1997 is a direct result of: 1.) the volume of natural gas processed; 2.) the substantial decrease in liquid prices; and 3.) the gas plant encountered several operational problems during 1998 that forced the plant to flare a significant amount of unprocessed gas (thus lowering the GPM).

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

In response to the decreasing margins and operational problems encountered at the gas plant, the Company negotiated and entered into a third-party processing agreement in August 1998. Accordingly, it is expected that by the end of September 1998, the Company's gas plant facility will be shut down and the gas currently processed will be sold to a third party. The Company believes it will generate better cash flows under a third-party processing arrangement than it has in the past using its own facility. At this time the Company does not believe there is any significant liability for dismantlement or environmental restoration of the existing gas plant facility (net of salvage) and the costs of implementing the third-party processing agreement are expected to be less than $30,000 (which will be paid out of existing working capital).

Oil Field Services and Oil Field Supply
Operating statistics for the Company's oil field service and supply operations for the periods presented are as follows:

                                 For the Three Months                 For the Six Months
                                     Ended June 30,                      Ended June 30,
                               -----------------------------        ------------------------
                                    1998             1997              1998         1997
                               -----------     -------------        -----------  ---------

Revenue                        $   63,687      $   145,893           $ 217,836   $  344,212
Costs                             (83,939)        (139,475)           (223,865)    (293,133)
                               -----------     ------------         ----------- ------------
   Net Operating Income        $  (20,252)     $     6,418           $  (6,029)  $    51,079
                               ===========     ============         ============ ===========

Total revenue, and the net operating income decreased in 1998, when compared to 1997 as a result of less work generated from the Company's supply store and hot oil services. This is a result of the Company's supply store manager and hot oil truck pusher resigning in light of the anticipated sale of the Rocky Mountain assets and taking a portion of the Company's business with them.

Well Administration and Other Income
The decrease in well administration and other income is a direct result of the Company selling its Utah oil and gas properties effective April 1, 1998. These properties generated most of this revenue.

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

General and Administrative
The decrease in general and administrative ("G&A") expenses of approximately $179,000 (or 25%) during the first half of 1998 when compared to the same period in 1997 is summarized as follows:

$   58,000     - Net reduction of payroll costs substantially attributed to the elimination of two administrative positions(these positions eliminated as a result of the anticipated sale of the Rocky Mountain assets).
    45,000     - Consulting services - related to Gulf Coast exploration.
    32,000     - Travel and entertainment costs.
    44,000     - All other, net.
 $ 179,000

Although the Company has and will take steps to reduce and monitor G&A costs, there can be no assurance future G&A costs will be further reduced. Even if the Rocky Mountain assets are ultimately sold, the Company does not expect any other significant reductions in future G&A expenses, at least in the near term. This is primarily due to any reductions that may be made due to the divestment will likely be offset by additional administrative costs associated with the Gulf Coast exploration activities.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented by cost center consisted of the following:

                                       For the Three Months  For the Six Months
                                          Ended June 30          Ended June 30
                                      ---------------------  ------------------
                                          1998      1997       1998        1997
                                      ---------   ---------  --------  --------

Oil and Gas Properties - Rocky Mtns    $ 83,162   $330,209   $186,081   $624,142
Oil and Gas Properties - Gulf Coast     205,469     60,020    339,636    111,333
Gas Plant Operations ...............     61,256     60,929    117,398    121,858
Service and Supply Operations ......     35,880     33,465     83,697     70,027
Furniture and Fixtures .............     13,227     12,384     25,319     24,754
Non-Compete Agreements .............       --       11,499       --       22,998
                                                  --------   --------   --------
    Total ..........................   $398,994   $508,506   $752,131   $975,112
                                       ========   ========   ========   ========

DD&A for the oil and gas properties, per BOE, for the periods presented is as follows:

         Rocky Mountains                   2.94       8.95       3.04       8.30
         Gulf Coast                        7.75       5.88       8.17       5.81
         Combined Total                    5.27       8.29       5.12       8.05

DD&A for the oil and gas properties is computed based on one full cost pool using the total estimated reserves at the end of each period presented and prior to applying the ceiling test discussed later in this section under "Impairment Expense". The estimated portion of DD&A for the Rocky Mountains and the Gulf Coast are illustrated here for analysis purposes only. Therefore, the variances in the DD&A rates for oil and gas properties (per BOE) for the periods presented are a function of the estimated reserves (which are significantly affected by the price of oil and gas) and the net costs being amortized at the end of the respective reporting periods.

Interest Expense
Total interest incurred, and its allocation, for the periods presented is as follows:

                                       For the Three Months      For the Six Months
                                          Ended June 30,            Ended June 30,
                                     -----------------------    ---------------------
                                         1998         1997          1998        1997
                                     ----------   ----------    ---------    ---------

Interest paid or accrued ..........   $  99,372    $ 103,144    $ 197,633    $ 241,444
Amortization of debt discount .....      80,946       61,942      161,892      119,106
Amortization of debt issuance costs      51,102       98,186      102,203      188,738
                                      ---------    ---------    ---------    ---------
         Total interest incurred ..     231,420      263,272      461,728      549,288
Interest capitalized ..............    (231,151)     (76,733)    (461,212)    (147,276)
                                      ---------    ---------    ---------    ---------
              Interest expense ....   $     269    $ 186,539    $     516    $ 402,012
                                      =========    =========    =========    =========

The lower interest incurred in 1998 is attributed to the face value of the convertible debentures issued in 1996 decreased from an average balance of $4.83 million during the first half of 1997 to an average balance of $3.98 million during 1998. The decrease in the average balance during the periods presented is attributed to a portion of the convertible debentures converted into common stock during 1997. More interest was capitalized in 1998 when compared to 1997 since the average amounts invested in unevaluated oil and gas properties was substantially higher in 1998.

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

Accordingly, the impairment recognized in 1998 can be substantially attributed to the costs incurred in connection with dry holes and a continuing deterioration of commodity prices since December 31, 1997. The impairment recognized during the first half of 1997 is associated with approximately $370,000 in dry holes and $2.02 million associated with the cumulative effect of the change in accounting methods from successful efforts to full cost. As thoroughly discussed in the Company's 1997 10- KSB, the cumulative effect of the accounting change retroactively increased the carrying value of the oil and gas properties (which at the time consisted principally of the Rocky Mountain properties). A significant drop in oil and gas prices between December 31, 1996 and June 30, 1997 substantially lowered the "ceiling" on the full cost pool and the Company incurred the additional impairment charge.

Dividends and Net Loss Per Common Share
Net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. All common stock equivalents have been excluded from the computations because their effect would be antidilutive.

The net loss applicable to common stockholders is determined by adding any dividends accruing to the benefit of the preferred stockholders to the net loss. The dividends included for this calculation include: 1) paid dividends; 2) accrued but unpaid dividends; and 3) any imputed dividends attributable to the beneficial conversion feature. During 1997, the net loss applicable to common stockholders includes $89,969 for the six months ended and $44,984 for the three months ended, respectively, of accrued but unpaid dividends related to the Series A Preferred Stock. The Series A Preferred Stock automatically converted into common on June 11, 1997. During 1998, the net loss applicable to common stockholders includes the following charges associated with the Series B Preferred Stock that was issued on December 31, 1997:

                                             For the Period Ended June 30, 1998
                                             Three Months          Six Months
         Dividends declared                  $  70,523         $    141,356
         Non-cash imputed dividend charge       310,51            1,093,024
                                              --------          -----------
                  Total                      $ 381,041         $  1,234,380
                                             =========          ===========

The Series B Preferred Stock became convertible into common stock on April 1, 1998 at a conversion price equal to a 12% discount to the average trading price of the common stock prior to conversion. This discount increases monthly through March 1999 when the discount tops out at 25% (this discount is considered a "beneficial conversion feature"). The additional non-cash imputed dividend charge included in the net loss applicable to common stockholders represents the intrinsic value of the discount applicable through June 30, 1998. As long as any Series B Preferred Stock is outstanding, additional non-cash imputed dividend charges will be incurred in future periods as the conversion discount increases until the discount tops out at 25%.

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

Year 2000 Issue
The Company has begun to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that the costs of addressing this issue should not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to satisfactorily address this issue in a timely manner, it could result in a material financial risk to the Company. There can be no assurances that Year 2000 problems will not occur with respect to the Company's computer systems or business affiliations. The Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities or the Company.

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

Item 2. Changes in Securities

(a) and (b): not applicable

(c) Recent sales of unregistered securities. The Company issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"), during the first half of 1998 and through the date of this Report.

         1. On February 2, 1998, the Company issued 1,250 shares of its common stock upon exercise of outstanding stock purchase warrants at $0.75 per share for total proceeds of $938 to the Company. The Certificates representing the shares issued upon exercise bear a restrictive legend prohibiting transfer
                  without   registration   under  the   Securities  Act  or  the
                  availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent. These warrants were issued in February 1996 in connection with the Consulting Agreement entered into with Beta Capital Group, Inc. The shares of common stock issued upon exercise of the warrants were registered for resale by the holder in Registration No. 333-19589.
         2. On May 20, 1998 the Company issued 30,027 shares of its common stock upon conversion of 497 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by the Company for resale by the holders in Registration No. 333-44305. The Company relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.
         3. On July 17, 1998 the Company issued 63,544 shares of its common stock upon conversion of 500 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by the Company for resale by the holders in Registration No. 333-44305. The Company relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.

         In connection with the issuance of the above noted securities, the Company also relied upon Section 4(2) of the Securities Act in claiming exemption for the registration requirement of the Securities Act. All of the persons to whom the securities were issued had full information concerning the business and affairs of the Company and acquired the shares for investment purposes. Certificates representing the securities issued bear a restrictive legend and stop transfer instructions have been entered prohibiting transfer of the securities except in compliance with applicable securities law.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held at the Grand Junction Hilton Hotel. 743 Horizon Drive, Grand Junction, Colorado, on Saturday, June 13, 1998, at 10:00 A.M. Mountain Daylight Time. The matters submitted to a vote of the Company's security holders as well as the results of the votes cast are as follows:

                  I.       Matters Voted Upon by Holders of Common Stock
                           The election of three Class B directors to serve on the Company's Board of Directors totaling nine directors. A summary of the votes cast are as follows:

                                  Votes Received
                                    In Favor of       Votes Withheld
                                           % of                   % of
                                        outstanding            outstanding
                               Number      shares     Number     shares

         James C. Ruane        11,218,411   71.0%    570,048       3.6%
         Homer C. Osborne      11,242,486   71.2%    545,973       3.5%
         Stephen L. Fischer    11,246,161   71.2%    542,298       3.4%
         Steve A. Antry        11,433,461   72.4%    354,998       2.2%

As a result of the voting, James C. Ruane, Homer C. Osborne, Stephen L. Fischer and Steve A. Antry were elected as Class B Directors to serve in that capacity until the Annual Meeting of Stockholders in 2001.

Item 5. Other Information

Discretionary Voting by Management
Unless the Company receives notice from a stockholder that the stockholder plans to present a matter for consideration at the next annual meeting of stockholders, including information about the matter to be presented, by March 14, 1999 (45 days before the date the Company mailed its proxy materials to stockholders in 1998), management will have discretionary authority to vote all shares for which it holds proxies in opposition to the matter if presented. This procedure is intended to be in response to amendments to Rule 14a-4 under the Securities Exchange Act of 1934, recently adopted by the Securities and Exchange Commission.

Change in Corporate Governance
In July 1998, the Company initiated several steps to improve the corporate governance and direction of the Company. First, the Board of Directors established an Executive Committee whose purpose is to formulate and implement recommendations, strategies and actions which are intended to support and protect shareholder value. Essentially, the Executive Committee will manage the day-to-day activities of the Company and has broad power and authority to act in the absence of the full Board of Directors.

Secondly, Mr. William F. Warnick replaced Willard H. Pease, Jr. as Chairman of the Board. Mr. Warnick is an outside Director, a practicing attorney in Lubbock, Texas, and also serves as the Texas Attorney General's appointee to the Texas School Board Land Commission. Mr. Warnick has also served in numerous management positions of private oil and gas companies. Mr. Warnick received both a B.A. in finance in 1968 and a J.D. degree in 1971.

Thirdly, the Company announced the addition of Mr. F.A. (Allan) Wise to the Board of Directors. Mr. Wise has been professionally engaged in the oil and gas business for 30 years, having worked 7 years for Shell Oil Company as a petroleum engineer and 9 years for Petro-Lewis Corporation where he served in various capacities, including Vice President of Drilling and Production, Vice President of the Gulf Coast Region and Vice President of Acquisitions. Since 1987, Mr. Wise has been co-owner of Wise and Treece Petroleum Management, Inc., a petroleum engineering, land and management consulting firm. Mr. Wise, through the consulting firm, serves the oil and gas industry by providing a wide range of technical and management economic analysis and modeling of exploration plays and the resulting development drilling; acquisition and financing of oil and gas plays and properties; financial modeling of oil and gas investment structures; supervision of oil and gas field development, drilling and petroleum engineering and management consulting.

The Executive Committee is comprised of four voting members: Patrick J. Duncan, the Company's CFO, Steve Antry, a Director and consultant to the Company, William F. Warnick and F. A. Wise, and one non-voting member, Willard H. Pease, Jr., the Company's president. The Board of Directors implemented these changes to enhance the decision making processes in all aspects of the Company's business.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this report:

                  (1) Exhibit 27-1, "Financial Data Schedule" - for the quarter ended June 30, 1998. (2) Exhibit 27-2, "Financial Data Schedule" - for the quarter ended June 30, 1997 as restated for accounting change from successful efforts to full cost for oil and gas activities.

(b) The following report on Form 8-K was filed during the quarter ended June 30, 1998:

      Item Reported   Date            Financial Statement
      -------------   -------------   ---------------------
(1)   5, 7 ........   June 15, 1998   None - Not Applicable

There were no financial statements filed during the quarter ended June 30, 1998 other than the Company's Quarterly Report on Form 10-QSB for the first quarter ended March 31, 1998.

                                    SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEASE OIL AND GAS COMPANY

Date: August 18, 1998               By: /s/ Willard H. Pease, Jr.
                                    Willard H. Pease, Jr.
                                    President and Chief Executive Officer

Date: August 18, 1998               By: /s/ Patrick J. Duncan
                                    Patrick J. Duncan
                                    Chief Financial Officer, Treasurer,
                                    and Principal Accounting Officer