Form 10QSB/A
period 1997-06-30
PEASE OIL & GAS CO /CO/
filed 1998-08-25
CIK 76878

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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


The Company's common stock is traded on the Nasdaq SmallCap electronic market system under the symbol "WPOG". Nasdaq requires that a company listed on the SmallCap market must maintain an average bid price of at least $1.00 per share to keep its listing. The Company's stock does not presently trade for $1.00 per share or above, and on July 2, 1998, the Nasdaq notified the Company that the stock will be delisted October 2, 1998 unless the market price is $1.00 per share or greater prior to that date. Should the Company's shares no longer be traded on the Nasdaq SmallCap Electronic Market System, the Company's common stock would be traded in the over-the-counter market on the NASD Bulletin Board or on the "pink sheets". Should the Company lose its listing on the Nasdaq SmallCap electronic market system, it will have a material negative impact on the Company's ability to raise additional equity capital. In addition, it may impair the ability for a stockholder to liquidate any holdings. It has not been determined at this time whether or not the Company will affect a reverse stock split (by a Board of Directors resolution) in order to attempt to meet Nasdaq's SmallCap listing requirements.

The Company has also been notified by Nasdaq that its publicly traded warrants, which expire August 13, 1999 and are traded on the SmallCap market under the symbol WPOGW, will be delisted as of October 30, 1998 because fewer than two market makers presently make a market in the warrants.


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

                                    PEASE OIL AND GAS COMPANY

Date: August 25, 1998               By: /s/ Willard H. Pease, Jr.
                                    Willard H. Pease, Jr.
                                    President and Chief Executive Officer

Date: August 25, 1998               By: /s/ Patrick J. Duncan
                                    Patrick J. Duncan
                                    Chief Financial Officer, Treasurer,
                                    and Principal Accounting Officer