Form 10QSB
period 1998-09-30
PEASE OIL & GAS CO /CO/
filed 1998-11-16
CIK 76878

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
     As of November 13, 1998 the registrant had 16,007,048 shares of its $0.10 par value Common Stock issued and outstanding.
Transitional  Small Business Issuer Disclosure Format (check one):Yes ____ No X
--------------------------------------------------------------------------------

TABLE OF CONTENTS
                                                                         PAGE
                                                                        NUMBER


PART I - Financial Information
           Item 1.  Financial Statements
                  Consolidated Balance Sheets. . . . . . . . .. . .           3
                       September 30, 1998 (unaudited) and December 31, 1997
                  Consolidated Statements of Operations (unaudited) . .       4
                        For the Three and Nine Months Ended September 30, 1998 and 1997
                  Consolidated Statements of Cash Flows (unaudited) . . .   5-6
                    For the Nine Months Ended September 30, 1998 and 1997
                  Notes to Consolidated Financial Statements . . . . . .    7-8
            Item 2.  Management's Discussion and Analysis . . . . . . . .     8
                               Liquidity and Capital Resources . . . . .      8
                         Results of Operations . . . . . . . . . .  . . .    10
                          Overview . . . . . . . . . . . . . . . . . . .     10
                              Change in Accounting Principle. . . . . . .    11
                              Assets Held For Sale. . . . . . . . . . . .    11
                          Total Revenue . . . . . . . . . . . . . . . . .    11
                          Oil and Gas . . . . . . . . . . . . . . . . . .    12
                          Gas Plant Processing . . . . . . . . . . . . . .   13
                          Oil Field Services and Oil Field Supply . . . .    14
                          Well Administration and Other Income . . . . . .   14
                          Consulting Agreement - Related Party . . . . . .   14
                          General and Administrative . . . . . . . . . . .   14
                          Depreciation, Depletion and Amortization . . . .   15
                          Interest Expense. . . . . . . . . . . . . . . .    15
                              Impairment Expense - Oil and Gas Properties.   15
                              Dividends and Net Loss Per Common Share. . .   16
                         Other Matters. . . . . . . . . . . . . . . . . .  . 16
                              Disclosure Regarding ForwardLooking Statements 16
                              Year 2000 Issue. . . . . . . . . . . . . . . ..17
Part II - Other Information . . . . . . . . . . . . . . . . . . . . . . . .  18
         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .  18
         Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . .  18
         Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .  18
         Item 4.  Submission of Matters to a Vote of Security Holders . . .  19
         Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .  19
         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 19
Part III - Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                         PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                             September 30,        December 31,
                                                1998                  1997
                                            ----------------    ----------------
                                              unaudited)

CURRENT ASSETS:
   Cash and equivalents                   $  1,852,714           $  6,547,804
   Trade receivables                           550,137                757,434
   Prepaid expenses and other                   77,881                 43,979
                                           --------------     ---------------
        Total current assets                 2,480,732              7,349,217
                                            ------------       -------------

ASSETS HELD FOR SALE                           988,157              4,048,000
                                            -------------       -------------
OIL AND GAS PROPERTIES, at cost
(full cost method):
   Unevaluated properties                    6,567,076              4,522,917
   Costs being amortized                    12,499,361              9,424,932
                                             -----------         -------------
        Total oil and gas properties        19,066,437             13,947,849
   Less accumulated amortization            (8,370,751)            (4,965,232)
                                           -------------        --------------
        Net oil and gas properties          10,695,686              8,982,617
                                             -----------         -------------
 OTHER ASSETS:
   Deferred debt issuance costs, net           357,110                664,318
   Deposits and other                          167,493                167,493
   Office equipment and vehicles, net           70,965                 82,498
                                           --------------      --------------
          Total other assets                   595,568                914,309
                                            -------------       -------------
TOTAL ASSETS                           $    14,760,143       $     21,294,143
                                            ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade             $        773,538      $      1,500,239
   Accrued production taxes                     236,851               204,108
   Other accrued expenses                       407,982               349,396
                                               -----------       --------------
         Total current liabilities            1,418,371             2,053,743
                                              ------------        -------------
LONG-TERM LIABILITIES:
   Convertible Debentures, net of discount    2,215,879             2,922,703
   Accrued production taxes                     120,593               226,019
                                             -------------       --------------
        Total long-term liabilities           2,336,472             3,148,722
                                              ------------        -------------
STOCKHOLDERS' EQUITY:
   Preferred  Stock,  par value $0.01 per
      share,  2,000,000  shares  authorized,
      111,836  and  113,333  shares  of Series
      B 5% PIK  Cumulative  Convertible
      Preferred Stock issued and outstanding,
      respectively (liquidation preference of
      $5,591,800 at September 30, 1998).          1,118                 1,133
   Common Stock, par value $0.10 per share,
      40,000,000 shares authorized, 16,007,048
      and 15,789,955 shares issued and
      outstanding, respectively.              1,600,705             1,578,996
   Additional paid-in capital                36,612,445            36,875,394
   Accumulated deficit                       27,208,968)          (22,363,845)
                                            ------------        ---------------
         Total stockholders' equity          11,005,300            16,091,678
                                            -----------          --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 14,760,143       $    21,294,143
                                            ===========             ===========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       For The Three Months       For The Nine Months
                                                        Ended September 30,       Ended September 30,
                                                        1998           1997*             1998           1997*
                                                    -----------    ------------     -----------    ------------

REVENUE:
   Oil and gas sales ...........................   $   606,016    $    868,749    $  1,853,284    $  2,328,328
   Gas plant processing ........................        76,719         153,848         256,246         525,704
   Oil field services and supply ...............        54,336         181,373         272,172         525,585
   Well administration and other income ........         4,116          28,666          22,640          67,570
                                                    ------------    ------------    ------------    ------------
        Total revenue ..........................       741,187       1,232,636       2,404,342       3,447,187
                                                    ------------    ------------    ------------    ------------
OPERATING COSTS AND EXPENSES:
   Oil and gas production ......................       285,888         390,718         995,995       1,125,214
   Gas plant processing ........................        99,898          79,346         275,046         283,645
   Oil field services and supply ...............        65,921         176,090         289,786         469,223
   General and administrative ..................       544,669         339,079       1,071,555       1,045,258
   Consulting agreement-related party ..........        63,925         159,292         189,386         340,470
   Depreciation, depletion and amortization ....       708,431         875,769       1,460,562       1,850,881
   Impairment ..................................     2,100,000       2,394,519       2,739,043       4,784,451
                                                   ------------    ------------    ------------    ------------
            Total operating costs and expenses .    (3,868,732)      4,414,813       7,021,373       9,899,142
                                                   ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS ...........................    (3,127,545)     (3,182,177)     (4,617,031)     (6,451,955)
                                                    -----------    ------------    ------------    ------------
OTHER INCOME (EXPENSES):
   Early extinguishment of debt ................      (396,742)           --          (396,742)           --
   Interest income .............................        21,525          70,029         167,695         133,142
   Interest expense ............................        (1,488)       (105,655)         (2,004)       (507,667)
   Gain (Loss) on sale of assets ...............         2,500          (3,855)          2,957         (10,046)
                                                    -----------    ------------    ------------    ------------
        Total other income (expenses), net .....      (374,205)        (39,481)       (228,094)       (384,571)
                                                   ------------    ------------    ------------    ------------
NET LOSS .......................................   $(3,501,750)  $  (3,221,658)   $ (4,845,125)   $ (6,836,526)
                                                   ============    ============    ============    ============
NET LOSS APPLICABLE TO COMMON
     STOCKHOLDERS ..............................   $(3,992,024)  $  (3,221,658)   $ (6,569,779)   $ (6,926,495)
                                                  ============    ============    ============    ============
NET LOSS PER COMMON SHARE ......................   $     (0.25)   $      (0.22)   $      (0.41)   $      (0.57)
                                                  ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING .................    15,930,000      14,976,000      15,842,000      12,191,000
                                                  ============    ============    ============    ============

 *Restated for full cost method of accounting  for oil and gas  activities - See
Note 2

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                        For The Nine Months
                                                        Ended September 30,
                                                          1998           1997*
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .......................................  $ (4,845,125) $ (6,836,526)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Provision for depreciation and depletion ....     1,460,562     1,816,384
      Provision for impairment ....................     2,739,043     4,784,451
      Loss on Early Extinguishment of Debt ........       396,742          --
      Amortization of intangible assets ...........          --         316,827
      Stock-based compensation ....................          --          70,154
      (Gain) Loss on sale of property and equipment        (2,957)       10,046
   Changes in operating assets and liabilities:
   (Increase) decrease in:
      Trade receivables ...........................       207,297      (169,649)
      Inventory ...................................       128,418        34,164
      Prepaid expenses and other assets ...........       (33,902)      (23,421)
   Increase (decrease) in:
      Accounts payable ............................       145,521       (17,343)
      Accrued expenses ............................      (107,465)     (132,334)
                                                       -----------  -----------
     Net cash provided by (used in) operating
          activities ..............................        88,134      (147,247)
                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment     (6,250,614)   (9,586,053)
   Proceeds from sale of property and equipment ...     2,987,150        52,867
   Proceeds from redemption of certificate of
          deposit .................................          --          17,500
                                                      -----------    -----------
      Net cash used in investing activities .......    (3,263,464)   (9,515,686)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt ....................    (1,201,327)     (331,747)
   Proceeds from sale of common stock .............          --       9,480,000
   Proceeds from exercise of common stock
          options and warrants ....................           939     3,866,353
   Offering costs .................................      (146,765)   (1,408,178)
   Payment of Preferred Stock dividends ...........      (141,357)         --
   Purchase of 500 shares of Preferred Stock ......       (31,250)         --
                                                      -----------    -----------
      Net cash used in financing activities .......    (1,519,760)   11,606,428
                                                      -----------    -----------
 INCREASE (DECREASE) IN CASH &
      EQUIVALENTS .................................    (4,695,090)    1,943,495
 CASH & EQUIVALENTS, beginning of period ..........     6,547,804     1,995,860
                                                      -----------    -----------
 CASH & EQUIVALENTS, end of period ................  $  1,852,714  $  3,939,355
                                                      ===========    ===========

*Restated  for full cost method of accounting  for oil and gas  activities - See
Note 2.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (continued)
                                                         For The Nine Months
                                                          Ended September 30,
                                                          1998            1997
                                                   -------------  -------------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
   Cash paid for interest:
      Related parties .............................   $     -      $     42,417
      Other .......................................       299,646       357,801
                                                          --------     --------
         Total ....................................   $   299,646  $    400,218
                                                          ========     ========
   Cash paid for income taxes .....................   $       --   $      --
                                                          ========     --------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
   Increase (Decrease) in accounts payable for the
        purchase of property and equipment -
        principally oil and gas properties ........   $   (725,456) $   455,503
                                                          ========   ========
   Capitalized portion of debt issuance/discount
        costs .....................................   $   396,141   $      --
                                                          ========   ========
   Long-term debt incurred for purchase of vehicles   $   32,610    $    50,691
                                                          ========   ========
   Acquisition of oil and gas properties for common
         stock ....................................   $     --      $   885,000
                                                          ========   ========
   Accrued Preferred Stock dividends ..............   $   69,585    $     --
                                                          ========   ========
   Conversion of debentures into common stock .....   $     --      $   605,437
                                                          ========   ========
   Debt Issuance Costs associated with converted
           debentures .............................   $     --      $   181,470
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

                                                     For the Three Months     For the Nine Months
                                                        Ended 9/30/97            Ended 9/30/97
             Description                             Net Loss    Per Share      Net Loss      Per Share
As Previously Reported Under Successful Efforts   $(1,053,153)   $  (0.07)    $(2,292,543)   $  (0.19)
As Reported under Full Cost ...................    (3,221,658)      (0.22)     (6,926,495)      (0.57)
                                                  -----------        -----    -----------       -----
      Increase in Net Loss under Full Cost ....   $(2,168,505)   $  (0.15)    $(4,633,952)   $  (0.38)
                                                  ===========        =====     ===========       =====

Note 3 - Long Term Debt:
Long-term debt at September 30, 1998 and December 31, 1997 consisted of the following:

                                             Dec. 31, 1997       Sept. 30, 1998
                                             -------------       --------------
Convertible debentures, interest at 10%
   collateralized by certain oil and gas
   properties, due April 2001               $    3,975,000      $    2,782,500
Less unamortized discount                       (1,052,297)           (566,621)
                                            ----------------  -----------------
         Net carrying value                 $    2,922,703     $     2,215,879
                                            ==============     ================

As more thoroughly discussed in the Company's 1997 Annual Report on Form 10-KSB, the Company initiated a private placement in April 1996 to sell up to $5,000,000 of collateralized convertible debentures in the form of "Units". Each Unit consisted of one $50,000 five-year 10% collateralized convertible debenture and detachable warrants to purchase 25,000 shares of the Company's common stock at $1.25 per share. In November 1996, the offering was completed and the Company was successful in selling the entire $5,000,000 generating net cash proceeds of $4,300,000. The estimated fair value of the detachable warrants of $1,829,000 was treated as a discount and is bring amortized using the interest method. During 1997, $1,025,000 of the debentures converted into common stock pursuant to the terms of the debenture agreement. On September 30, 1998, the Company sold certain oil and gas properties located in the Rocky Mountains, along with its gas plant, service and supply businesses, that collateralized these debentures. In connection with that sale, the Company prepaid $1,192,500 of the principal when the holders released the corresponding collateral.

Note 4 - Early Extinguishment of Debt:
In connection with the prepayment of $1,192,500 on September 30, 1998 discussed in Note 3, the Company incurred a non-cash charge of $396,742 associated with the unamortized discount and debt issuance costs associated with the convertible debentures.

Note 5 - Dividends and Net Loss Per Common Share:
Net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. All potential common shares have been excluded from the computations because their effect would be antidilutive.

The net loss applicable to common stockholders is determined by adding any dividends accruing to the benefit of the preferred stockholders to the net loss. The dividends included for this calculation include: 1) paid dividends; 2) accrued but unpaid dividends; and 3) any imputed dividends attributable to the beneficial conversion feature. During 1997, the net loss applicable to common stockholders includes $89,969 for the nine months ended of accrued but unpaid dividends related to the Series A Preferred Stock. The Series A Preferred Stock automatically converted into common on June 11, 1997. During 1998, the net loss applicable to common stockholders includes the following charges associated with the Series B Preferred Stock that was issued on December 31, 1997:

                                    For the Period Ended September  30, 1998
                                      Three Months                 Nine Months
   Dividends declared               $     69,585                $    210,941
   Imputed non-cash dividend             420,689                   1,513,713
                                      ------------                ------------
                  Total             $    490,274                 $ 1,724,654
                                       ===========                 ===========

The Series B Preferred Stock became convertible into common stock on April 1, 1998 at a conversion price equal to a 12% discount to the average trading price of the common stock prior to conversion. This discount increases monthly through March 1999 when the discount tops out at 25% (this discount is considered a "beneficial conversion feature"). The additional non-cash imputed dividend charge included in the net loss applicable to common stockholders represents the intrinsic value of the discount applicable through September 30, 1998. As long as any Series B Preferred Stock is outstanding, additional non-cash imputed dividend charges will be incurred in future periods as the conversion discount increases until the discount tops out at 25%.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity, Capital Expenditures and Capital Resources
At September 30, 1998, the Company's cash balance was $1,852,714 with a positive working capital position of $1,062,361, compared to a cash balance of $6,547,804 and a positive working capital position of $5,295,474 at December 31, 1997. The change in the Company's cash balance is summarized as follows:

   Cash balance at December 31, 1997                            $   6,547,804
   Sources of Cash:
      Proceeds from the sale of property and equipment              2,987,150
      Cash provided by operating activities                            88,134
      Proceeds from the exercise of common warrants                       939
                                                               -----------------
            Total Sources of Cash                                   3,076,223
   Uses of Cash:
      Exploration Activities - Gulf Coast                           6,185,498
      Payments on long term debt                                    1,201,327
      Offering Costs associated with Series B Preferred Stock         146,765
      Dividends Paid on Series B Preferred Stock                      141,357
      Purchase of 500 shares of Preferred Stock                        31,250
      Other Capital Expenditures                                       65,116
                                                                ---------------
            Total uses of cash                                      7,771,313
                                                                  -------------
   Cash balance at September 30, 1998                           $   1,852,714
                                                                 =============

During 1998, the Company generated approximately $3.0 million from the sale of existing assets consisting principally of its Rocky Mountain assets (certain oil and gas properties, the gas plant, service and supply businesses). The Company used approximately $1.2 million of these proceeds to pay down the existing convertible debentures in connection with the mortgage release of the corresponding oil and gas properties. The Company is currently under contract to sell substantially all of its remaining Rocky Mountain assets for $855,000 and is scheduled to close on December 4, 1998. Should the sale close, the effective date will be November 1, 1998 and all the proceeds will be available for working capital.

As noted, most of the Company's uses of cash were deployed in exploration activities in the Gulf Coast. The costs incurred in 1998 are summarized as follows (the difference between the total incurred, as illustrated in the following table, and the total amount paid in 1998, relates to the changes in accounts payable at December 31, 1997 and September 30, 1998 as well as other non-cash amounts capitalized in the full cost pool):

                                                               PROGRAM OPERATOR

             Category ........         NEGX      Parallel           AHC         Other         Total             %
------------------------------   ----------    ----------    ----------    ----------    ----------    ----------

  Successful Efforts .........   $  695,775    $     --      $  642,916    $   38,087    $1,376,778            23%
                                               ----------    ----------    ----------    ----------    ----------
  Exploratory Dry Holes ......      646,527       182,185          --            --         828,712            14%
                                               ----------    ----------    ----------    ----------    ----------
  Land, G&G-Seismic Programs .    1,232,447     1,498,344          --            --       2,730,791            47%
                                               ----------    ----------    ----------    ----------    ----------
  Other Exploration Costs ....         --            --            --         932,313       932,313            16%
                                                                           ----------    ----------    ----------
         Total Exploration Costs $2,574,749    $1,680,529    $  642,916    $  970,400    $5,868,594           100%
                                 ==========    ==========    ==========    ==========    ==========    ==========
         Percent .............           44%           29%           11%           16%          100%

Under the existing commitments, the Company's anticipated capital requirements to meet expected drilling and development costs will be approximately $0.6 million for the remainder of 1998 and approximately $2.8 million for 1999. The Company's current and anticipated cash position will be insufficient to cover the future working capital and exploration obligations. The Company has vigorously explored various alternatives for additional sources of capital. However, with the hyper-dilutive potential of the outstanding Series B Preferred Stock (should the holders elect to convert into common stock), the Company has been unable to attract any additional equity capital during 1998. For example, using the Company's recent common stock price of $0.25, and applying the applicable discount of 22%, should all the holders of the Series B Preferred Stock elect to convert into common stock, approximately 27.5 million shares would be issued in the conversion. This would represent approximately 63% of the then outstanding common shares. The Company has entered into preliminary negotiations  to  restructure  the  Preferred  Stock  into a  non-dilutive  debt instrument. However, should this occur, the Preferred Stockholders have indicated they would require a paydown on their outstanding obligation of at least $1.5 million. The negotiations on the specific terms are ongoing. However, should a paydown be required, the Company would attempt to fund this obligation through existing working capital, the sale of its remaining Rocky Mountain assets, the sale of additional common stock and/or a sale, either in whole or in part, of its interest in the Formosa, Texana and Ganado 3-D Prospects located in and around Jackson County, Texas (operated by Parallel Petroleum). It should be noted this concept and negotiation is in its early stages and there can be no assurance such a transaction will ever come to fruition.

In September 1998, the Company engaged San Jacinto Securities, Inc. ("SJS"), an investment banking firm located in Dallas, Texas, to assist the Company in pursuing various strategic alternatives. Their efforts will focus primarily on seeking a potential merger candidate for the Company. As of the date of this report, over a dozen potential candidates had been identified and due diligence by many of these candidates has already commenced. However, no assurance can be given at this time whether or not a merger transaction will eventually occur, what consideration may be offered to the Company in such a transaction, or whether an offer to merge will be accepted by the Company or its shareholders. In exchange for their services, SJS will be paid a $150,000 non-refundable cash fee (of which $50,000 was paid in September 1998) plus 3% of the merger value in excess of $5.0 million.

The collapse of the oil market have significantly impaired the marketability and value of the Company's existing assets and the ability to raise additional capital. Therefore, it cannot be determined at this time what courses of action will ultimately be taken by the Company. In any case, the Company will have to seek additional financing and it is unclear what alternatives for future working capital will be available, nor to what extent the potential dilution to the existing shareholders may be. If additional sources of financing are not ultimately available, the company may have to consider other alternatives, including the sale of existing assets, cancellation of existing exploration agreements, farmouts, joint vantures, restructuring under the protection of the Federal Bankruptcy Laws and/or liquidation.

The Company's common stock is traded on the Nasdaq SmallCap electronic market system under the symbol "WPOG". Nasdaq requires that a company listed on the SmallCap market must maintain an average bid price of at least $1.00 per share to keep its listing. The Company's stock does not presently trade for greater than $1.00 per share and on July 2, 1998 the Nasdaq notified the Company that the stock would be delisted on October 2, 1998 unless the market price is $1.00 per share or greater prior to that date. The Company applied for and was granted a stay on the delisting until at least November 20, 1998, when an oral hearing will be held in Washington, D.C. to review the Company's circumstances and future plans. The Company will attend this hearing and appeal for an extension of time to allow the current actions being initiated by the Company to take their course. On November 16, 1998, the Company's Board of Directors approved a reverse stock split of 10:1. No shareholder approval is necessary and the Company is proceeding with the administrative procedures necessary to effect the reverse split. Accordingly, the Company expects the reverse split will be effective in December, 1998. However, it cannot be determined at this time whether or not delisting will be stayed after November 20, 1998. Should delisting occur, the Company's common stock would be traded in the over-the-counter market on the NASD Bulletin Board or on the "pink sheets". Should the Company lose its listing on the Nasdaq SmallCap electronic market system, it will have a material negative impact on the Company's ability to raise additional equity capital. In addition, it may impair the ability for a stockholder to liquidate any holdings.

In July 1998, the Company initiated several steps to improve the corporate governance and direction of the Company. First, the Board of Directors established an Executive Committee whose purpose is to formulate and implement recommendations, strategies and actions which are intended to support and protect shareholder value. Essentially, the Executive Committee manages the day-to-day activities of the Company and has broad power and authority to act in the absence of the full Board of Directors.

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

The Executive Committee is comprised of four voting members: Patrick J. Duncan, the Company's President/CFO, Steve Antry, a Director and consultant to the Company, William F. Warnick and F. A. Wise. The Board of Directors implemented these changes to enhance the decision making processes in all aspects of the Company's business. The Executive Committee is diligently working on a resolution to the Company's financing needs and other corporate issues. However, the outcome is unknown at this time.

Lastly, on November 3, 1998 the Board of Directors accepted Mr. Willard H. Pease, Jr.'s resignation as President and CEO of the Company. Mr. Pease had served the Company as President and CEO for the past 8 years. He will continue to serve the Company as an employee in a non-management position. Mr. Patrick J. Duncan was immediately approved by the Board as Interim President. Mr. Duncan has served the Company as CFO since September 1994. In connection with his resignation, Mr. Pease agreed, among other things, to: a.) reduce the amount due upon termination of his employment from $375,000 to $150,000; and b.) reduce his annual salary from $125,000 to $80,000.

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

                                                     For the Three Months         For the Nine Months
                                                          Ended 9/30/97              Ended 9/30/97
               Description                          Net Loss      Per Share      Net Loss      Per Share
As Previously Reported Under Successful Efforts   $(1,053,153)   $  (0.07)       $(2,292,543)   $(0.19)
As Reported under Full Cost ...................    (3,221,658)      (0.22)        (6,926,495)    (0.57)
                                                  -----------        -----       -----------      -----
      Increase in Net Loss under Full Cost ....   $(2,168,505)   $  (0.15)       $(4,633,952)   $(0.38)
                                                  ===========        =====       ===========      =====

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

Assets Held For Sale
During the fourth quarter of 1997, the Company's Board of Directors determined that the Company's long-term strategy has shifted to exploration and development activities in the Gulf Coast region and that the Rocky Mountain assets should ultimately be divested. At the date of this report, the Company had sold a majority of its Rocky Mountain assets consisting of certain oil and gas properties, the gas plant and service and supply businesses for approximately $2.3 million. Substantially all of the remaining Rocky Mountain assets are also under contract for $855,000 and the transaction is scheduled to close on December 4, 1998. Accordingly, the production, revenue, costs, operating margins and cash flows currently generated and discussed under the captions "Oil and Gas
- Rocky Mountains", "Gas Plant Processing", "Oil Field Services and Supply", "Well Administration and Other Income" will no longer be part of the Company's future operations. Since these assets include a significant portion of the Company's historical operations, the sale of these assets, will have an immediate and material negative impact on the Company's future cash flows and results of operations.

Total Revenue
Total Revenue from all operations was as follows:

                                           For the Three Months Ended September 30,
                                                    1998                         1997
                                        ------------------------   --------------------------
                                           Amount           %           Amount           %

Oil and gas sales                         $  606,016        82%       $   868,749        70%
Gas plant processing                          76,719        10%           153,848        13%
Oil field services and supply                 54,336         7%           181,373        15%
Well administration and other income           4,116         1%            28,666         2%
                                        ------------     ------     -------------     ------
     Total revenue                        $  741,187       100%        $1,232,636       100%
                                         ===========       ====        ==========       ====

                                        For the Nine Months Ended September 30,
                                                    1998                         1997
                                        ------------------------     ------------------------
                                            Amount          %           Amount           %

Oil and gas sales                         $1,853,284        77%       $ 2,328,328        68%
Gas plant processing                         256,246        11%           525,704        15%
Oil field services and supply                272,172        11%           525,585        15%
Well administration and other income          22,640         1%            67,570         2%
                                         -----------     ------        ----------     ------
     Total revenue                        $2,404,342       100%       $ 3,447,187       100%

The decrease in total revenue, along with any known trends or changes that effect revenue on a line-by-line basis, are discussed in the following paragraphs under their respective captions.

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                                      For the Three Months              For the Nine Months
                                      Ended September 30,               Ended September 30,
                                ----------------------------     ----------------------------
                                       1998            1997           1998             1997
                                 -----------      ----------       ----------     -----------

Production:
   Oil (Bbls)
        Rocky Mtns ...........        12,900          20,200          47,900          60,500
        Gulf Coast ...........        13,700          15,500          37,300          31,200
                                 -----------     -----------     -----------     -----------
             Combined Total ..        26,600          35,700          85,200          91,700
                                 ===========     ===========     ===========     ===========
   Gas (Mcf)
        Rocky Mtns ...........        70,900         103,005         228,300         296,500
        Gulf Coast ...........        90,100          41,000         197,400          57,900
                                 -----------     -----------     -----------     -----------
              Combined Total .       161,000         144,000         425,700         354,400
                                 ===========     ===========     ===========     ===========
   BOE (6:1)
        Rocky Mtns ...........        24,700          37,400          86,000         109,900
        Gulf Coast ...........        28,700          22,300          70,200          40,900
                                 -----------     -----------     -----------     -----------
              Combined Total .        53,400          59,700         156,200         150,800
                                 ===========     ===========     ===========     ===========
Average Collected Price:
   Oil (per Bbl)
        Rocky Mtns ...........   $     11.19     $     17.26     $     12.32     $     19.12
        Gulf Coast ...........   $     11.13     $     18.54     $     12.96     $     19.25
                                 -----------     -----------     -----------     -----------
              Combined Average   $     11.16     $     17.82     $     12.60     $     19.16
                                 ===========     ===========     ===========     ===========
   Gas (per Mcf)
         Rocky Mtns ..........   $      1.28     $      1.17     $      1.39     $      1.39
         Gulf Coast ..........   $      2.43     $      2.72     $      2.34     $      2.75
                                 -----------     -----------     -----------     -----------
              Combined Average   $      1.92     $      1.61     $      1.83     $      1.61
                                 ===========     ===========     ===========     ===========
   Per BOE (6:1)
         Rocky Mtns ..........   $      9.51     $     12.56     $     10.56     $     14.27
         Gulf Coast ..........   $     12.93     $     17.87     $     13.46     $     18.60
                                 -----------     -----------     -----------     -----------
              Combined Average   $     11.34     $     14.55     $     11.86     $     15.45
                                 ===========     ===========     ===========     ===========
Operating Margins
 (Excl. DD&A/Impairment):
    Rocky Mtns:
        Revenue -
            Rocky Mtns. - Oil    $   144,662     $   348,825     $   590,067     $ 1,155,850
            Rocky Mtns. - Gas         90,573         120,924         318,034         412,149
                                 -----------     -----------     -----------     -----------
                                     236,235         469,749         908,101       1,567,999
        Production Costs .....      (236,720)       (373,494)       (870,227)     (1,093,249)
                                 -----------     -----------     -----------     -----------
            Operating Margin .   $    (1,485)    $    96,255     $    37,874     $   474,750
                                 ===========     ===========     ===========     ===========
            Operating Margin %            (1%)           20%              4%             30%

    Gulf Coast:
        Revenue -
            Gulf Coast - Oil .   $   152,164     $   288,368     $   484,016     $   600,987
            Gulf Coast - Gas .       218,615         110,632         461,167         159,342
                                 -----------     -----------     -----------     -----------
                                     370,779         399,000         945,183         760,329
        Production Costs .....       (49,168)        (17,224)       (125,768)        (31,965)
                                 -----------     -----------     -----------     -----------
            Operating Margin .   $   321,611     $   381,776     $   819,415     $   728,364
                                 ===========     ===========     ===========     ===========
            Operating Margin %            87%             96%             87%             96%

                                            For the Three Months             For the Nine Months
                                             Ended September 30,             Ended September 30,
                                       ---------------------------     -------------------------------
                                           1998             1997            1998           1997
                                       ------------     ----------     ----------       -----------

Combined Totals:
        Revenue .....................   $   606,014     $   868,749     $ 1,853,284     $ 2,328,328
        Costs .......................      (285,888)       (390,718)       (995,995)     (1,125,214)
                                        -----------     -----------     -----------     -----------
            Operating Margin ........   $   320,126     $   478,031     $   857,289     $ 1,203,114
                                        ===========     ===========     ===========     ===========
            Operating Margin % ......            52%             55%             46%             52%
Production Costs per BOE before DD&A:
        Rocky Mtn Region ............   $      9.58     $      9.99     $     10.11     $      9.95
        Gulf Coast Region ...........          1.71            0.77            1.79            0.78
                                        -----------     -----------     -----------     -----------
            Combined Average ........   $      5.35     $      6.54     $      6.38     $      7.46
                                        ===========     ===========     ===========     ===========

Change in Revenue
Attributable to:
  Production ........................   $  (135,550)                    $    (8,247)
  Price .............................      (127,185)                       (466,797)
                                        -----------                      -----------
     Total Revenue Decrease .........   $  (262,735)                    $  (475,044)
                                        ===========                      ===========

Approximately 25% of the decrease in oil and gas production for the Rocky Mountain region can be attributed to the natural decline in production that is inherent in oil and gas wells and the other 75% can be attributed to the sale of the Company's Utah properties in May 1998 (that sale had an effective date of April 1, 1998). The increase in oil and gas production for the Gulf Coast region can be attributed to the 1997 discoveries. The deterioration in commodity prices (particularly oil) between the periods presented has been the single largest negative factor impacting the results of operations.

In early Octobe 1998, the Company announced the completion of the State 2102 #1 in the E. Bayou Sorrel Vield, Iberville Parish. This well was tested in the Cib hazz 3 formation at a rate of 3,048 barrels of oil and 2.8 million cubic feet of natural gas per day. The operator, National Energy Group, Inc., intends to produce this well at approximately 1,400 barrels of oil per day and increase the production levels in the future if the conditions allow. The Company owns a 8.92% working interest in this well.

Also in early October 1998, the Company announced the completion of the J.P.Owen #1 in the Maurice Field, Lafayette Parish, Louisiana. This well was initially tested at 9 million cubic feet of natural gas per day and 400 barrels of condensate. After the first few days the well began producing water which caused the operator, Amerada Hess Corp., to reduce the production rate to approximately 3 million cubic feet per day and increase the rate of its offset well, the Trahan #1, to approximately 15 million cubic feet of natural gas per day (the Trahan #1 had historically produced at approximately 10 MMcf/d). The Company owns a 8.4% working interest in this field.

With the addition of these two wells, the Company's total current net daily production from its Gulf Coast properties is approximately 300 bbls of oil and 1,300 Mcf of gas (or 520 BOE) per day.

Gas Plant Processing
This category accounts for the natural gas processed and the natural gas liquids extracted and sold by the Gas Plant facility.

Operating statistics for the periods presented are as follows:

                                                      For the Three Months           For the Nine Months
                                                       Ended September 30,           Ended September 30,
                                                -------------------------------    --------------------------
                                                      1998             1997          1998             1997
                                                -----------      --------------    ----------    -------------

Production:
  Natural Gas Processed (Inlet Mcf) ..........        77,500          86,000         232,700         250,200
  Liquids Produced -
           B-G Mix (gallons) .................       204,400         192,100         542,200         588,300
           Propane (gallons) .................       130,100         163,600         404,800         485,000
                                                 -----------     -----------     -----------     -----------
                   Total liquids produced ....       334,500         355,700         947,000       1,073,300
                                                 ===========     ===========     ===========     ===========
  Total Liquids produced per Inlet Mcf ("GPM")          4.32            4.14            4.07            4.29
                                                 ===========     ===========     ===========     ===========
  Average Sales Price of Liquids (per gallon)    $      0.23     $      0.40     $      0.27     $      0.41
                                                 ===========     ===========     ===========     ===========
Gross Margin: ................................        Amount          Amount          Amount          Amount
                                                 -----------     -----------     -----------     -----------
  Revenue ....................................   $    76,719     $   153,848     $   256,246     $   525,704
  Costs ......................................       (99,898)        (79,346)       (275,046)       (283,645)
                                                 -----------     -----------     -----------     -----------
         Gross Margin ........................   $   (23,179)    $    74,502     $   (18,800)    $   242,059
                                                 ===========     ===========     ===========     ===========
         Gross Margin Percent ................           (30%)            48%             (7%)            46%

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

Oil Field Services and Oil Field Supply
Operating statistics for the Company's oil field service and supply operations for the periods presented are as follows:

                                     For the Three Months             For the Nine Months
                                      Ended September 30,             Ended September 30,
                                 -----------------------------   ----------------------------
                                     1998            1997           1998              1997
                                 -----------    --------------   ------------   --------------

Revenue                           $ 54,336      $   181,373       $272,172         $ 525,585
Costs                              (65,921)        (176,090)      (289,786)         (469,223)
                                  ----------    ------------     -----------      -----------
   Net Operating Income (Loss)    $(11,585)     $     5,283      $ (17,614)        $  56,362
                                  =========     ==============    ==========      ===========

Total revenue, and the net operating income decreased in 1998, when compared to 1997 as a result of the Company's supply store manager and hot oil truck pusher resigning in light of the anticipated sale of the Rocky Mountain assets and taking a portion of the Company's business with them.

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

General and Administrative
Although there is no substantial difference in G&A expenses for the nine months ended when comparing 1997 to 1998, the Company did incur additional expenses in the third quarter of 1998 when compared to the same period in 1997 as follows:
1.) $150,000 to San Jacinto Securities, Inc., associated with its engagement to pursue strategic alternatives (principally merger candidates) and 2.) approximately $60,000 in legal and other professional fees.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented by cost center consisted of the following:

                                                        For the Three Months                 For the Nine Months
                                                        Ended September 30                 Ended September 30
                                                      --------------------------         ---------------------------
                                                          1998              1997              1998             1997
                                                      -------------    ---------          ------------    ------------

Oil and Gas Properties - Rocky Mtns.              $     79,429         $ 452,595           $  265,510    $ 1,054,646
Oil and Gas Properties - Gulf Coast                    526,841           303,874              866,477        437,300
Gas Plant Operations                                    63,973            60,182              181,371        180,540
Service and Supply Operations                           26,698            35,093              110,395        106,618
Furniture and Fixtures                                  11,490            12,526               36,809         37,280
Non-Compete Agreements                                      -             11,499                 -            34,497
                                                     --------------  -----------         -----------------------------
    Total                                         $    708,431         $ 875,769           $ 1,460,562   $ 1,850,881
                                                      ========         =========           ===========    ===========

DD&A for the oil and gas properties, per BOE, for the periods presented is as follows:

         Rocky Mountains          3.21       12.11          3.09          9.60
         Gulf Coast              18.37       13.61         12.33         10.70
         Combined Total          11.35       12.67          7.25          9.90

DD&A for the oil and gas properties is computed based on one full cost pool using the total estimated reserves at the end of each period presented and prior to applying the ceiling test discussed later in this section under "Impairment Expense". The estimated portion of DD&A for the Rocky Mountains and the Gulf Coast are illustrated here for analysis purposes only. Therefore, the variances in the DD&A rates for oil and gas properties (per BOE) for the periods presented are a function of the estimated reserves (which are significantly affected by the price of oil and gas) and the net costs being amortized at the end of the respective reporting periods. The deterioration of commodity prices (particularly oil) between the periods presented has, among other factors, lowered the value of the Company's reserves and effectively increased its rate of DD&A of oil and gas properties per BOE.

Interest Expense
Total interest incurred, and its allocation, for the periods presented is as follows:

                                              For the Three Months               For the Nine Months
                                               Ended September 30,                Ended September 30,
                                               1998             1997               1998            1997

Interest paid or accrued                $    101,680       $   105,296          $ 299,313      $  346,740
Amortization of debt discount                 80,946            83,628            242,838         272,366
Amortization of debt issuance costs           51,101            52,793            153,304         171,899
                                         ------------       -----------         ---------        --------
         Total interest incurred             233,727           241,717            695,455         791,005
Interest capitalized                        (232,239)         (136,062)          (693,451)       (283,338)
                                         ------------      ------------         ---------      ----------
              Interest expense          $      1,488       $   105,655          $   2,004      $  507,667
                                         ============       ===========         ===========      =========

The lower interest incurred in 1998 is attributed to the face value of the convertible debentures issued in 1996 decreased from an average balance of $4.48 million during the first nine months of 1997 to an average balance of $3.98 million during 1998. The decrease in the average balance during the periods presented is attributed to a portion of the convertible debentures converted into common stock during 1997. More interest was capitalized in 1998 when compared to 1997 since the average amounts invested in unevaluated oil and gas properties was substantially higher in 1998.

Impairment Expense - Oil and Gas Properties
The Company changed its accounting method for oil and gas activities from successful efforts to full cost during the fourth quarter of 1997. The full cost method regards all costs of acquisition, exploration, and development activities as being necessary for the ultimate production of reserves. All of those costs are incurred with the knowledge that many of them relate to activities that do not result directly in finding and developing reserves. However, the Company expects that the benefits obtained from the prospects that do prove successful, together with benefits from past discoveries, will ultimately recover the costs of all activities, both successful and unsuccessful. Thus, all costs incurred in those activities are regarded as integral to the acquisition, discovery, and development of reserves that ultimately result from the efforts as a whole and are thereby associated with the Company's proved reserves. Establishing a direct cause-and-effect relationship between costs incurred and specific reserves discovered, which is the premise under successful efforts, is not relevant to the full cost concept. In light of the transformation from Rocky Mountain acquisition and development to Gulf Coast exploration, the Company believes this method will be a preferable method of accounting. However, the costs accumulated in the Company's full cost pool are subject to a "ceiling", as defined by Regulation SX Rule 4-10(e)(4). As prescribed by the corresponding accounting standards for full cost, all the accumulated costs in excess of the ceiling, are to be expensed by a charge to impairment.

Accordingly, the impairment recognized in 1998 can be substantially attributed to the costs incurred in connection with dry holes and a continuing deterioration of commodity prices (particularly oil) since December 31, 1997. The impairment recognized during the first nine months of 1997 is associated with approximately $1.2 million in dry holes, and $3.6 million associated with the Rocky Mountain assets and the cumulative effect of the change in accounting methods from successful efforts to full cost. As thoroughly discussed in the Company's 1997 10-KSB, the cumulative effect of the accounting change retroactively increased the carrying value of the oil and gas properties (which at the time consisted principally of the Rocky Mountain properties). Essentially, the significant drop in oil and gas prices between December 31, 1996 and September 30, 1998 have continued to lower the "ceiling" on the full cost pool and the Company has incurred the additional impairment charges.

Dividends and Net Loss Per Common Share
Net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. All potential common shares have been excluded from the computations because their effect would be antidilutive.

The net loss applicable to common stockholders is determined by adding any dividends accruing to the benefit of the preferred stockholders to the net loss. The dividends included for this calculation include: 1) paid dividends; 2) accrued but unpaid dividends; and 3) any imputed dividends attributable to the beneficial conversion feature. During 1997, the net loss applicable to common stockholders includes $89,969 for the nine months ended of accrued but unpaid dividends related to the Series A Preferred Stock. The Series A Preferred Stock automatically converted into common on June 11, 1997. During 1998, the net loss applicable to common stockholders includes the following charges associated with the Series B Preferred Stock that was issued on December 31, 1997:

                                      For the Period Ended September  30, 1998
                                      Three Months             Nine Months
    Dividends declared                $    69,585             $    210,941
    Imputed non-cash dividend             420,689                1,513,713
                                       -----------             ------------
                  Total               $   490,274              $ 1,724,654
                                       ==========               ===========

The Series B Preferred Stock became convertible into common stock on April 1, 1998 at a conversion price equal to a 12% discount to the average trading price of the common stock prior to conversion. This discount increases monthly through March 1999 when the discount tops out at 25% (this discount is considered a "beneficial conversion feature"). The additional non-cash imputed dividend charge included in the net loss applicable to common stockholders represents the intrinsic value of the discount applicable through September 30, 1998. As long as any Series B Preferred Stock is outstanding, additional non-cash imputed dividend charges will be incurred in future periods as the conversion discount increases until the discount tops out at 25%.

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

Item 2. Changes in Securities

(a) and (b): not applicable

(c) Recent sales of unregistered securities. The Company issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"), during the first nine months of 1998 and through the date of this Report.

     1. On February 2, 1998, the Company issued 1,250 shares of its common stock upon exercise of outstanding stock purchase warrants at $0.75 per share for total proceeds of $938 to the Company. The Certificates representing the shares issued upon exercise bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent. These warrants were issued in February 1996 in connection with the Consulting Agreement entered into with Beta Capital Group, Inc. The shares of common stock issued upon exercise of the warrants were registered for resale by the holder in Registration No. 333-19589.
     2. On May 20, 1998 the Company issued 30,027 shares of its common stock upon conversion of 497 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by the Company for resale by the holders in Registration No. 333-44305. The Company relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.
     3. On July 17, 1998 the Company  issued 63,544 shares of its common stock upon conversion of 500 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by the Company for resale by the holders in Registration No. 333-44305. The Company relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.
     4. On August 18,  1998 the  Company  issued  122,272  shares of its common stock upon conversion of 500 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by the Company for resale by the holders in Registration No. 333-44305. The Company relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.

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

Resignation  of a Director
On  November 1, 1998,  Mr. R.  Thomas  Fetters,  Jr. resigned  his  position  as a director of the Company. The resignation was voluntary and did not involve any disputes or disagreements with the Company, its management or Board of Directors.

Purchase of Series B Preferred Stock
On September 9, 1998, the Company purchased (redeemed) and retired 500 shares of the Series B Preferred Stock ("Preferred Stock") for $31,250 and on October 5, 1998 an additional 4,000 shares for $175,000. The Company decided to purchase these shares in lieu of allowing them to convert into approximately 1.1 million shares of common stock. As part of the transaction, those (not all) preferred holders agreed not to attempt any additional conversions until at least December 15, 1998 (they collectively hold 7,336 shares of Preferred Stock with a par value of $366,800).

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this report:

                  (1) Exhibit 27-1, "Financial Data Schedule" - for the quarter ended September 30, 1998. (2) Exhibit 27-2, "Financial Data Schedule" - for the quarter ended September 30, 1997 as restated for accounting change from successful efforts to full cost for oil and gas activities.

(b) The following report on Form 8-K was filed during the quarter ended September 30, 1998:

      Item Reported                  Date                Financial Statement
     -------------          ------------------------   ---------------------
  (1)      5, 7               September 9, 1998          None - Not Applicable

There were no financial statements filed during the quarter ended September 30, 1998 other than the Company's Quarterly Report on Form 10-QSB for the second quarter ended June 30, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PEASE OIL AND GAS COMPANY

Date: November 16, 1998              By: /s/ Patrick J. Duncan
                                     Patrick J. Duncan
                                     President and Principal Accounting Officer

Date: November 16, 1998              By: /s/ William F. Warnick
                                     William F. Warnick
                                     Chairman of the Board