Form 10KSB
period 1998-12-31
PEASE OIL & GAS CO /CO/
filed 1999-04-02
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                          Commission File Number 0-6580

                                [GRAPHIC OMITTED]






                            PEASE OIL AND GAS COMPANY
           (Name of small business issuer as specified in its charter)


               Nevada                                   87-0285520
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification Number)
                          751 Horizon Court, Suite 203
                         Grand Junction, Colorado 81506
                    (Address of principal executive offices)
                                 (970) 245-5917
                (Issuer's telephone number, including area code)
Securities  registered  pursuant  to  Section  12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock (Par Value $.10 Per Share) Common Stock Purchase Warrants (Expire August 13, 1999) Title of Class

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

    The issuer's revenues for its most recent fiscal year were $2,916,982.

    As of March 23,1999 the issuer had 1,688,718 shares of its $0.10 par value Common Stock issued and outstanding. Based upon the closing sale price of $0.4688 per share on March 23, 1999, the aggregate market value of the common stock, the Registrant's only class of voting stock, held by non-affiliates was $774,044.

    Transitional Small Business Issuer Disclosure Format    Yes ____   No   X

                                TABLE OF CONTENTS

PART I                                                                 Page

ITEM 1.      BUSINESS. . . . . . . . . . . . . . . . . . . . . .         1
                      History and Overview . . . . . . . . . . .         1
                      Recent Developments. . . . . . . . . . . .         1
                      Business Strategy. . . . . . . . . . . . .         1
                      Operations. . . . . . . . . . . . . . . . .        2
                      Competition. . . . . . . . . . . . . . . .         2
                      Markets. . . . . . . . . . . . . . . . . .         3
                      Regulations. . . . . . . . . . . . . . . .         3
                      Operational Hazards and Insurance. . . . .         5
                      Administration. . . . . . . . . . . . . . .        5
ITEM 2.      PROPERTIES. . . . . . . . . . . . . . . . . . . . .         5
                      Principal Oil and Gas Interests. . . . . .         5
                      Gulf Coast Properties and Prospects. . . .         6
                      Rocky Mountain Properties. . . . . . . . .         7
                      Title to Properties. . . . . . . . . . . .         7
                      Estimated Proved Reserves. . . . . . . . .         7
                      Net Quantities of Oil and Gas Produced             8
                      Drilling Activity. . . . . . . . . . . . .         9
ITEM 3.      LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .        9
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        9

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . .    9
                      Market Information. . . . . . . . . . . . . . .    9
                      Stockholders. . . . . . . . . . . . . . . . . .    10
                      Dividends. . . . . . . . . . . . . . . . . . .     10
                      Recent Sales of Unregistered Securities    . .     10
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS. . . . . . . . . .     12
                      Liquidity and Capital Resources . . . . . . . . . .12
                               Results of Operations. . . . . . . . .    14
                               Other Matters. . . . . . . . . . . . .    20
ITEM 7.      FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . .     22
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . 41

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . . .41
ITEM 10.     EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .43
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT 45
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . 46

PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . 48

                                     PART I

ITEM 1 - BUSINESS

HISTORY AND OVERVIEW

Pease Oil and Gas Company ("Company"), was incorporated under the laws of the state of Nevada on September 11, 1968 to principally engage in the oil and gas acquisition, development and production business. Prior to 1993, the Company was a relatively small operator conducting business primarily in Western Colorado and Eastern Utah. However, in August, 1993, the Company acquired Skaer Enterprises, Inc., a Colorado corporation, its related businesses and related oil and gas properties (collectively "Skaer"). Skaer was privately owned and operated, and was considered one of the largest private independent oil and gas companies in Colorado, operating exclusively in the Denver-Julesburg Basin ("DJ Basin") of northeastern Colorado. This acquisition substantially expanded the Company's operations by increasing the number of wells operated and expanding its services to include oil field services, oil field supplies, natural gas processing and natural gas marketing. Skaer was acquired for $12,200,000, including $300,000 of various costs associated with the acquisition. In the years following the acquisition, the Company invested several million dollars in an effort to exploit the assets acquired from Skaer and, unfortunately, experienced marginal success. Recognizing the limited upside potential of these assets, the Company initiated efforts in 1996 and 1997 to expand its resource base through the acquisition and exploration of properties located in the Gulf Coast region of Southern Louisiana and Texas. During 1998, the Company sold substantially all of its Rocky Mountain oil and gas assets, including those acquired from Skaer, for approximately $3.2 million. Accordingly, the Company now maintains only non-operated interests in 3 core areas in Southern Louisiana and Texas. These assets are discussed more thoroughly later in this section under the caption "Properties and Prospects".

RECENT DEVELOPMENTS:

Restructuring and Pursuit of Merger Candidate

In response to the historically poor financial results and the depressed oil commodity markets, the Company initiated several steps to improve the corporate governance and direction of the Company. These include:

    1.) During the fourth quarter of 1998, the Board of Directors accepted Mr. Willard H. Pease, Jr.'s resignation as President and CEO. Mr. Pease no longer works for the Company. Mr. Patrick J. Duncan, who has served the Company as CFO since 1994, was elected President by the Board as President on an interim basis.

    2.) During 1998 the Company's Board of Directors established an Executive Committee currently consisting of three voting members:
             Patrick J. Duncan, the Company's President/CFO, Steve A. Antry, a Director and consultant to the Company, and William F. Warnick, the Company's Chairman of the Board of Directors. The Executive Committee is designed to function as an ad hoc CEO, and manage, on a committee basis, the significant aspects of the Company's business. The Executive Committee has broad powers to act in the absence of the full Board of Directors.

    3.) The Company is aggressively pursuing a potential merger candidate. To assist in this venture, the Company engaged San Jacinto Securities, Inc. ("SJS"), an investment banking firm located in Dallas, Texas. Although no formal agreements have been reached, the Company is engaged in an ongoing dialogue with several potential candidates. However, no assurance can be given at this time whether or not a merger transaction will eventually occur, what consideration may be offered to the Company in such a transaction, or whether an offer to merge will be accepted by the Company or its shareholders.

BUSINESS STRATEGY

The Company generally participates as a minority, non-operating interest holder in oil and natural gas drilling projects with industry partners. Although the Company does not currently operate properties or originate any of these exploration prospects, it actively participates in the evaluation of opportunities presented by its industry partners, both at the time of its initial investment in a prospect and thereafter during the evaluation and selection of drilling locations. The
Company's current and future business strategy will focus on expanding its reserve base and future cash flows by cultivating the prior acquisitions, nurturing the strategic alliances and exploiting the existing exploration opportunities in the Gulf Coast Region. Specifically, the Company will attempt to execute this strategy by focusing its immediate exploration efforts and resources on what the Company considers its three core areas in the Gulf Coast, which are:

             1. The East Bayou Sorrel Field in Iberville Parish,Louisiana, operated by National Energy Group, Inc.;

             2. The Maurice Field in Fayetteville Parish, Louisiana, operated by Amerada Hess; and

             3.       The Formosa, Texana and Ganado 3-D prospects, encompassing
                      130,000  acres  in  and  around  Jackson  County,   Texas,
                      operated by Parallel Petroleum.

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

The Company recognizes that the ability to implement its business strategies is largely dependent on the ability to find a suitable merger candidate and/or raise additional debt or equity capital to fund future acquisition, exploration, drilling and development activities. The Company's Capital resources are discussed more thoroughly in Part II, Item 6, in Management's Discussion and Analysis.

OPERATIONS

As of December 31, 1998, the Company had varying ownership interests in 10 gross (.76 net) non-operated wells located in Southern Louisiana and Texas.

The following table presents oil and gas reserve information within the Company's major operating areas as of December 31, 1998:
                                                  Net Proved Reserves
         REGION                              Bbls         Mcf        BOE (6:1)
         Gulf Coast -
          principally in S. Louisiana       275,00       1,368,000   503,000

At the present time, oil and natural gas prospects pursued in the Gulf Coast region by the Company will be as a non- operator.

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

MARKETS

Overview - The three principal products currently produced and marketed for the Company (through its operating partners) are crude oil, natural gas and natural gas liquids ("NGL's"). The Company does not currently use commodity futures contracts and price swaps in the sales or marketing of its natural gas and crude oil.

Crude Oil - Oil produced from the Company's properties is generally transported by truck, barge or pipeline to unaffiliated third-party purchasers at the prevailing field price (the "posted price"). Currently, the primary purchaser of the Company's proportionate share of crude oil is Plains Marketing, L.P. which buys approximately 80% of the Company's current crude oil production. The contracts are month-to-month and subject to change. The market for the Company's crude oil is competitive and therefore the Company does not believe that the loss of one of its primary purchasers would have a material adverse effect on the Company's business because other arrangements could be made to market the Company's crude oil products. The Company does not anticipate problems in selling future oil production since purchases are made based on current market conditions and pricing. Oil prices are subject to volatility due to several factors beyond the Company's control including: political turmoil; domestic and foreign production levels; OPEC's ability to adhere to production quotas; and possible governmental control or regulation.

Natural Gas - The Company sells, through its operating partners, the natural gas production at the wellhead to various pipeline purchasers or natural gas marketing companies. The operators sell the natural gas and pass the revenue on to the Company once it is received. Currently, National Energy Group, Inc. and Amerada Hess Corporation sell and distribute substantially all of the Company's natural gas and corresponding revenues. The wellhead contracts have various terms and conditions, including contract duration. Under each wellhead contract the purchaser is generally responsible for gathering, transporting, processing and selling the natural gas and natural gas liquids and the Company receives a net price at the wellhead.

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

State and Local Regulation of Drilling and Production - State regulatory authorities have established rules and regulations requiring permits for drilling, bonds for drilling, reclamation and plugging operations, limitations on spacing and pooling of wells, and reports concerning operations, among other matters. The states in which the Company has oil and gas interests also have statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. For example, each well in the East Bayou Sorrell prospect is currently restricted to approximately 1,400 Bbls of oil per day because of such state mandated restriction. A few states also prorate production to the market demand for oil and gas. These statutes and regulations limit the rate at which oil and gas could otherwise be produced or the prices obtained from the Company's properties.

Also in recent years, pressure has increased in states in which the Company has been active to mandate compensation to surface owners for the effects of oil and gas operations and to increase regulation of the oil and gas industry at the local government level. Such local regulation in general is aimed at increasing the involvement of local governments in the permitting of oil and gas operations, requiring additional restrictions or conditions on the conduct of operations to reduce the impact on the surrounding community and increasing financial assurance requirements. Accordingly, such regulation has the potential to delay and increase the cost, or even in some cases to prohibit entirely, the conduct of the Company's drilling activities.

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

Employees - As of March 23, 1999, the Company had 6 full time and 1 part time employees, none of whom is covered by a collective bargaining agreement. The Company considers its relations with its employees satisfactory.

ITEM 2 - PROPERTIES

PRINCIPAL OIL AND GAS INTERESTS

Developed Acreage - The Company's producing properties as of December 31, 1998 are located in the following areas shown in the table below:

                                          OIL                 GAS
                                    Gross      Net(2)   Gross     Net(2)Developed Acreage
Fields ..............   State       Wells(1)   Wells    Wells(1)  Wells Gross     Net(2)
---------------------   ---------   --------   ------   -----     ---   -----     -----

East Bayou Sorrel ...   Louisiana       3       .27      --       --     368        33
South Lake Arthur ...   Louisiana       --       --       1      .21     349        73
Maurice .............   Louisiana       --       --       3      .21     196        14
Austin Bayou ........   Texas           --       --       3      .07     505        11
                                    --------   ------   -----     ---   -----     -----
Grand Total .........                   3       .27       7      .49   1,418       131
                                    ========   ======   =====     ===   =====     =====

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

Undeveloped Acreage - The Company's gross and net working interests in leased (or lease options in areas where 3-D seismic is or has been conducted) on undeveloped acreage in the Gulf Coast Region as of December 31, 1998 is as follows:

                                                  Undeveloped Acreage
Prospect Description            State            Gross             Net

East Bayou Sorrel               Louisiana        1,110            111(1)
Maurice Prospect                Louisiana          843             76(2)
Parallel 3-D Program-Leases     Texas           18,797          2,350(2)
Parallel 3-D Program-Options    Texas           13,938          1,742(3)
Austin Bayou                    Texas              694             15(2)
                                               ----------      ---------
    Totals:                                     35,382          4,294
                                               ========          =======

(1) Substantially all of these leases will expire in 2001 unless production has been obtained. (2) Substantially all of these leases will expire in 2000 unless production has been obtained. (3) Substantially all of these leases/options will expire in 1999 unless production has been obtained.

GULF COAST PROPERTIES AND PROSPECTS

Overview - The U.S. Gulf Coast, although it has been actively explored, remains a prolific area with excellent upside potential for exploration due to modern proprietary 3-D seismic surveys. The Company believes that the combination of technology and the availability of leases to drill make this an opportune time for an aggressive exploration program. The three significant areas where the Company currently participates as a non-operating, minority interest partner are described below.

East Bayou Sorrel - During 1997, the Company acquired a 10% working interest and a 7.125% after prospect payout leasehold interest in the 1996 discovery of a new oil and gas field, East Bayou Sorrel Field located in Iberville Parish, Louisiana. Subsequently, this field has been explored with other well tests and a 3-D seismic survey was completed in February 1998. As of the date of this report, the production from the three producing wells in this field represents approximately 50% of the Company's net daily production (per BOE). The production is being drawn from the Cibb haz 2 and Cibb haz 3 sand formations. Preliminary results of the 3-D survey appear to confirm the producing reservoirs at East Bayou Sorrel, and a number of potential undrilled targets contained within the 3-D volume. Additional development drilling of the East Bayou Sorrel Field, as well as exploratory drilling based on images from the 3-D seismic is expected to be conducted sometime in the future.

Maurice Field - In 1997, the Company joined Davis Petroleum and Amerada Hess Corporation ("AHC") to drill a discovery well at Maurice Field, Vermilion Parish, Louisiana. Since then two additional wells have been successfully drilled and completed. A 3-D survey is currently being interpreted and additional wells are expected to be drilled during 1999 and 2000 in order to develop the field. The three producing wells representing approximately 50% of the Company's net daily production (per BOE) and are being drawn from the Bol mex, Marg tex and Camerina sand formations. The Company's working interest in this field ranges from 6.9% to 8.4%

Formosa, Texana and Ganado 3-D Exploration Prospects - During 1997, the Company secured a 12.5% working interest in three specific on-shore upper Gulf Coast exploration projects located in and around Jackson County, Texas. The 3-D survey will cover over 200 square miles (130,000 acres) in and around Jackson County, Texas. The surveys on the three projects are completed and the data is currently being interpreted and integrated with known geology. The Company expects that there may be as many as 50 to 60 wells ultimately drilled on these prospects based on our preliminary evaluation of the 3-D seismic and local geology. Parallel Petroleum of Midland, Texas is the designated operator for these wells.

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

The Company's project area appears to be an excellent area to apply 3-D seismic technology to exploit reserves that have been passed over in existing fields as well as to discover new reserves in deeper pools and undrained fault segments in compartmentalized fields. Drilling will commence on these prospects during the first quarter of 1999.

ROCKY MOUNTAIN PROPERTIES

During 1998, the Company sold all of its Rocky Mountain oil and gas assets. Accordingly, the Company's only remaining reserves, revenues and future cash flows are now limited to those oil and gas properties located in the Gulf Coast region.

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

ESTIMATED PROVED RESERVES

The oil and gas reserve and reserve  value  information  is included in Part II,
Item 7 at footnote 10 of the consolidated financial statements, titled "Oil and Gas Producing Activities". This information is prepared pursuant to Statement of Financial Accounting Standards No. 69, which includes the estimated net quantities of the Company's "proved" oil and gas reserves and the standardized measure of discounted future net cash flows. The 1997 reserve information for the Rocky Mountains is based upon an engineering evaluation by McCartney Engineering, Inc. The estimated proved reserves information for the Gulf Coast for both 1997 and 1998 is based upon an engineering evaluation by Netherland, Sewell & Associates, Inc. The estimated proved reserves represent forward-looking statements and should be read in connection with the disclosure on forward-looking statements included herein under Item 6 in Managements' Discussion and Analysis.

The Company has not filed any reports containing oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission and the Department of Energy. There were no differences in the reserve estimates reported to these two agencies.

All of the Company's oil and gas reserves are located in the Continental United States. The Table below sets forth the Company's estimated quantities of proved reserves, and the present value of estimated future net revenues discounted by 10 percent per year using prices being received by the Company at the end of each of the last two fiscal years on a non-escalated basis.

                                                           December 31,
                                                   1998                      1997
                                                --------  ----------------------------------------
                                                            Gulf Coast    Rocky Mtns       Total
Estimated Proved Oil Reserves (Bbls) ......      275,000       308,000       777,000     1,085,000
Estimated Proved Gas Reserves (Mcf) .......    1,368,000     1,360,000     3,175,000     4,535,000
Estimated Future Net Revenues .............  $ 4,054,000   $ 5,796,000   $ 8,575,000   $14,371,000
Present Value of Estimated Future
    Net Revenues ..........................  $ 2,951,000   $ 4,460,000   $ 5,218,000   $ 9,678,000
Prices used to determined reserves:
     Oil (per Bbl) ........................                $     10.15   $     17.11   $     16.15
     Gas (per Mcf) ........................                $      2.43   $      2.61   $      1.78

NET QUANTITIES OF OIL AND GAS PRODUCED

The Company's net oil and gas production for each of the last two years (all of which was from properties located in the United States) was as follows:

                                     Year Ended December 31,
                                      1998               1997
                                 ----------       --------------
             Oil (Bbls)
                 Gulf Coast         58,000             43,000
                 Rocky Mtns.        51,000             80,000
                                 ---------            --------
                      Total        109,000            123,000
                                   =======            =======
             Gas (Mcf)
                 Gulf Coast        320,000             91,000
                 Rocky Mtns        230,000            392,000
                                   -------            -------
                      Total        550,000            483,000
                                   =======            =======

The average sales price per barrel of oil and Mcf of gas, and average production costs per barrel of oil equivalent ("BOE") excluding depreciation, depletion and amortization were as follows:

                                                                   Average
   Year Ended                       Average Sales Prices         Production
  December 31            Oil (Bbls)    Gas (Mcf)     Per BOE    Cost Per BOE
  ------------          -----------   -----------    --------   ------------
      1998:
        Gulf Coast     $   12.19         $  2.22     $  12.73     $  2.17
        Rocky Mtns     $   12.11         $  1.39     $  10.50     $  9.04
       Combined Avg.   $   12.16         $  1.87     $  11.74     $  5.22
      1997:
        Gulf Coast      $  19.15         $  2.94     $  18.76     $  2.84
        Rocky Mtns      $  18.75         $  1.46     $  14.25     $  9.09
       Combined Avg.    $  18.89         $  1.74     $  15.54     $  7.29

DRILLING ACTIVITY

The following table summarizes the Company's oil and gas drilling activities that were completed during the last two fiscal years, all of which were located in the continental United States:

                                        Year Ended December 31,
                                      1998                       1997
                                 ---------------           ---------------
    Wells Drilled                Gross      Net              Gross    Net
         Exploratory
             Oil                     1      .09                1     .10
             Gas                     4      .14                1     .08
             Non-productive          3      .32                6     .77
                                 ------   ------             -----   -------
             Total                   8      .55                8     .95
                                 ======   ======             ======  =======
         Development
             Oil                     -        -                 -      -
             Gas                     -        -                 -      -
             Non-productive          -        -                 -      -
                                 -------- -------            ------  --------
             Total                   -        -                 -      -
                                 ======== ========           ======  ========

During the first quarter of 1999, the Company drilled a successful development well in the Maurice Prospect in which the Company owns a 6.9% working interest. This well is not included in the above schedule.

ITEM 3 - LEGAL PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation of its business. At December 31, 1998 and as of the date of this report, the Company was not involved in any litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's Security holders during the fourth quarter ended December 31, 1998.

                                     Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information - On November 16, 1998, the Company's Board of Directors approved a reverse stock split of 1:10. No shareholder approval was necessary and the Company proceeded with the administrative procedures necessary to effect the reverse split. Accordingly, the reverse split was effective at the close of business on December 1, 1998. The Company's common stock was traded on the Nasdaq SmallCap electronic market system under the symbol "WPOG" until January 14, 1999 at which time the stock was delisted by Nasdaq for failure to maintain an average bid price of at least $1.00 per share. The stock is now listed on the over-the-counter market on the NASD Bulletin Board (OTC BB). It is believed that this delisting will have a material negative impact on the Company's ability to raise additional equity capital. In addition, it may impair the ability for a stockholder to liquidate any holdings. The Company also has warrants that are publicly traded on the Nasdaq "pink sheets" under the symbol "WPOGW". There are approximately 3 million warrants outstanding, each of which give the holders the right to purchase one share of the Company's common stock for ten warrants at $60.00 per share. These warrants expire on August 13, 1999.

Bid Quotations - The following table shows the range of high and low bid quotations for each quarterly period since January 1, 1997, as reported by the National Association of Securities Dealers, Inc. (such quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.):

                                 Bid Prices of
                                 Common Stock
       Quarter Ended             High      Low
       March 31, 1997            35 5/8    25
       June 30, 1997             38 7/16   21 7/8
       September 30, 1997        30 5/8    24 3/8
       December 31, 1997         35        15

       March 31, 1998            19 11/16   8 7/16
       June 30, 1998             13 3/4     6 9/16
       September 30, 1998        7 1/2      1 1/4
       December 31, 1998         3 1/8     13/16

On December 1, 1998 the Company effected a 1:10 reverse stock split. The above quotations have been retroactively adjusted to reflect the reverse split.

(b) Stockholders - As of March 22,1999 the Company had at least 1,348 round lot shareholders holding 1,179,649 shares (or approximately 70%) of the Company's Common Stock.

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

(d) Recent Sales of Unregistered Securities - The Company issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"), during the fiscal year ended December 31, 1998 and through the date of this report (all amounts have been retroactively adjusted to reflect the 1:10 reverse stock split in December 1998):

    1. On February 2, 1998, the Company issued 125 shares of its common stock upon exercise of outstanding stock purchase warrants at $7.50 per share for total proceeds of $938 to the Company. The Certificates representing the shares issued upon exercise bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent. These warrants were issued in February

             1996 in connection with the Consulting Agreement entered into with Beta Capital Group, Inc. The shares of common stock issued upon exercise of the warrants were registered for resale by the holder in Registration No. 333-19589.
    2. On May 20, 1998 the Company issued 3,003 shares of its common stock upon conversion of 497 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by the Company for resale by the holders in Registration No.
             333-44305. The Company relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.
    3. On July 17, 1998 the Company issued 6,354 shares of its common stock upon conversion of 500 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by the Company for resale by the holders in Registration No.
             333-44305. The Company relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.
    4. On August 18, 1998 the Company issued 12,227 shares of its common stock upon conversion of 500 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by the Company for resale by the holders in Registration No.
             333-44305. The Company relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.
    5. On January 28, 1999 the Company issued 16,209 shares of its common stock upon conversion of 200 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by the Company for resale by the holders in Registration No.
             333-44305. The Company relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.
    6. On March 1, 1999 the Company issued 30,759 shares of its common stock upon conversion of 233 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by the Company for resale by the holders in Registration No.
             333-44305. The Company relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.
    7. On March 23, 1999 the Company issued 40,668 shares of its common stock upon conversion of 250 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by the Company for resale by the holders in Registration No.
             333-44305. The Company relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.

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

On March 23, 1999 there were outstanding 106,153 shares of Series B Preferred Stock held by 10 holders. The Series B Preferred Stock is convertible into common stock at a ratio dependent upon the reported closing market price at the time of  conversion.  Based on such  price on March 23,  1999,  the outstanding Series B Preferred Stock would have been convertible into approximately 15.1 million shares. The Company's Articles of Incorporation authorize a total of up to 4,000,000 shares of common stock, of which 1,688,718 were issued and outstanding on March 23, 1999. The Company is obligated to take appropriate action and seek stockholder approval to increase the number of authorized common stock at the next meeting of stockholders to provide for this contingency.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
At December 31, 1998, the Company's cash balance was $1,049,582 with a positive working capital position of $1,101,888, compared to a cash balance of $6,547,804 and a positive working capital position of $5,295,474 of December 31, 1997. The change in the Company's cash balance is summarized as follows:

    Cash balance at December 31, 1997                             $   6,547,804
    Sources of Cash:
      Proceeds from the sale of property and equipment                3,823,286
       Proceeds from long term debt                                      32,610
      Proceeds from the redemption of certificate of deposit             25,000
      Proceeds from the exercise of common stock warrants                   938
             Total Sources of Cash                                    3,881,834
                                                                 --------------
    Uses of Cash:
      Capital Expenditures for property, plant and equipment         (7,396,842)
       Repayment of long term debt                                   (1,207,805)
      Cash used in  operating  activities                              (211,453)
      Series B  Preferred  Stock dividends                             (210,941)
      Purchase and retirement of Series B Preferred  Stock             (206,250)
      Costs  associated  with the sale of  Series B  Preferred  Stock  (146,765)
                                                                ----------------
             Total uses of cash                                      (9,380,056)
                                                                 ---------------
      Cash balance at December 31, 1998                          $    1,049,582
                                                                 ==============

During 1998, the Company generated approximately $3.4 million from the sale of existing assets consisting principally of its Rocky Mountain assets (certain oil and gas properties, the gas plant, service and supply businesses). The Company used approximately $1.2 million of these proceeds to pay down the existing convertible debentures in connection with the mortgage release of the corresponding oil and gas properties. The Company is currently under contract to sell all of its remaining Rocky Mountain assets for $100,000 and is scheduled to close in April, 1999. The proceeds will be available for working capital.

As noted, most of the Company's uses of cash were deployed in exploration activities in the Gulf Coast. The costs incurred in 1998 are summarized as follows (the difference between the total incurred, as illustrated in the following table, and the total amount paid in 1998, relates to the changes in accounts payable at December 31, 1997 and December 31, 1998 as well as other non-cash amounts capitalized in the full cost pool).

                                                                      Total         %
Exploration Activities -
    Land, Geologic and Geophysical Costs on Seismic Programs        2,976,835      43%
    Exploratory Dry Holes                                           1,539,464      22%
    Discovery wells                                                   937,273      14%
    Capitalized Interest Cost                                         852,980      12%
    Other Exploration Costs                                           492,830       7%
                                                               ---------------  --------
        Total Exploration Activities                                6,799,382      98%
Workovers or Recompletions of Rocky Mountain properties                13,468       *
        Total Oil and Gas properties                                6,812,850
Service and Other Field Equipment                                      62,014       1%
Office Equipment                                                        5,159       *
                                                               ---------------  --------
        Total Capital Expenditures                                  6,880,023     100%
                                                               ==============   ========
* less than 1%

The total costs incurred for exploration activities of $6,799,382 is summarized below by program operator:

                                                                        PROGRAM OPERATOR
                                             NEGX        Parallel           AHC         Other         Total             %

Category:
  Exploratory Dry Holes ................  $1,350,585    $  188,879    $     --      $     --      $1,539,464            23%
  Land, G&G Costs on Seismic
     Programs ..........................   1,283,521     1,557,698       135,616          --       2,976,835            44%
  Discovery wells ......................     362,254          --         575,019          --         937,273            14%
  Capitalized Interest .................     272,954       571,497         8,529          --         852,980            12%
  Other Exploration Costs ..............        --            --            --         492,830       492,830             7%
                                                        ----------    ----------    ----------    ----------    ----------
         Total Exploration Costs .......  $3,269,314    $2,318,074    $  719,164    $  492,830    $6,799,382           100%
                                                        ==========    ==========    ==========    ==========    ==========
         % of Exploration Costs ........          48%           34%           11%            7%          100%

In 1999 the Company will focus its future activities on cultivating its existing exploration program in the Gulf Coast region, principally in Louisiana and Texas. This activity will focus on what the Company considers its three core areas in the Gulf Coast, which are:

             1. The East Bayou Sorrel Area in Iberville Parish,Louisiana, operated by National Energy Group, Inc. ("NEGX");

             2. The Maurice Prospect in Fayetteville Parish, Louisiana, operated by Amerada Hess Corporation ("AHC"); and

             3.       The Formosa,  Texas and Ganado 3-D prospects  encompassing
                      130,000  acres  in  and  around  Jackson  County,   Texas,
                      operated by Parallel Petroleum ("Parallel").

In December 1998 National Energy Group, Inc. filed an Involuntary Petition for an Order and Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. As operator of the East Bayou Sorrel field, which yields approximately 50% of the Company's current production, the bankruptcy petition might adversely effect future development or operation of the field; however, the Company does not expect that its interest in the field or production from currently existing wells will be affected.

The Company does have an unsecured claim in the bankruptcy proceeding for various amounts which the Company believes were paid to National Energy Group, Inc. as operator in connection with the drilling of existing wells. Collection of these amounts may be delayed or may not occur, pending disposition of National Energy Group, Inc.'s reorganization proceeding. The total claim is approximately $80,000. However, no amount has been recorded in the financial statements as of December 31, 1998.

Under the existing commitments related to these three areas, the following table summarizes the range of expected capital requirements for 1999 by program:
                                             Estimated Investment (in millions)
Operator                                        Minimum           Maximum

East Bayou Sorrel Area                        $       -         $    400,000
Formosa, Texana, and Ganado Prospects            200,000             500,000
Maurice Prospect                                 350,000             600,000
                                              -----------        -------------
      Total                                   $  550,000         $ 1,500,000
                                              ==========          ============

Given the range of potential capital requirements for 1999, the Company's current and anticipated cash position may not be sufficient to cover the future working capital and exploration obligations. The Company has vigorously explored various alternatives for additional sources of capital. However, with the hyper-dilutive potential of the outstanding Series B Preferred Stock (should the holders elect to convert into common stock), the Company has been unable to attract additional equity capital. For example, using the Company's recent common stock price of $0.47, and applying the applicable discount of 25%, should all the holders of the Series B Preferred Stock elect to convert into common stock, the Company would be required to issue approximately
15.1 million shares in the conversion. This would represent approximately 90% of the then outstanding common shares. Presently, the Company has only 4.0 million shares of common stock authorized and is obligated under the terms of the Preferred Stock Agreement to seek approval of additional authorized shares at its next meeting of stockholders to allow for conversion should the Preferred stockholders choose to do so. However, it cannot be determined at this time whether or not additional common shares will be authorized by the common shareholders and, if not, what the consequences might be.

In September 1998, the Company engaged San Jacinto Securities, Inc. ("SJS"), an investment banking firm located in Dallas, Texas, to assist the Company in pursuing various strategic alternatives. Their efforts have focused primarily on seeking a potential merger candidate for the Company. Although no formal agreement has been reached, the Company is engaged in an ongoing dialogue with several potential candidates. However, no assurance can be given at this time whether or not a merger transaction will eventually occur, what consideration may be offered to the Company in such a transaction, or whether an offer to merge will be accepted by the Company or its shareholders. In exchange for their services, SJS has been paid a $150,000 non-refundable cash fee and will receive an additional 3% of the merger value in excess of $5.0 million should it occur.

The collapse of the oil market has significantly impaired the marketability and value of the Company's existing assets, hindered negotiations for a potential merger and limited the ability to raise additional capital. Therefore, it cannot be determined at this time what courses of action will ultimately be taken by the Company. If a merger cannot be consummated within a reasonable period of time and under reasonable terms, then the Company may have to seek additional financing. However, as previously discussed, the Company's common stock was delisted from the Nasdaq SmallCap electronic market system on January 14, 1999 for failure to maintain an average bid price of at least $1.00 per share. The stock is now listed on the over-the-counter market on the NASD Bulletin Board (OTC BB). It is believed that this delisting will have a material negative impact on the Company's ability to raise additional equity capital. Therefore, it is unclear at this time what alternatives for future working capital will be available, or to what extent the potential dilution to the existing shareholders may be. If additional sources of financing are not ultimately available, the company may have to consider other alternatives, including the sale of existing assets, cancellation of existing exploration agreements, farmouts, joint ventures, restructuring under the protection of the Federal Bankruptcy Laws and/or liquidation.

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

Divestment of Rocky Mountain Assets
During the fourth quarter of 1997, the Company's Board of Directors determined that the Company's long-term strategy has shifted to exploration and development activities in the Gulf Coast region and that the Rocky Mountain assets should ultimately be divested. This divestment was substantially completed in 1998. Accordingly, the revenue, costs, operating margins and cash flows historically generated and discussed under the captions "Gas Plant Processing", "Oil Field Services and Supply", "Well Administration and Other Income" will no longer be part of the Company's future operations. Since these assets included a significant portion of the Company's historical operations, the sale of these assets has and will have an immediate and material negative impact on the Company's future cash flows and results of operations.

Total Revenue
Total Revenue from all operations was as follows:

                                               For the Year Ended December 31,
                                           1998                      1997
                                     ---------------------   -------------------
                                         Amount         %        Amount     %

Oil and gas sales                        $ 2,359,905   81%    $ 3,168,042    68%
Gas plant processing                         256,174    9%        691,828    15%
Oil field services and supply                271,932    9%        707,060    15%
Well administration and other income          28,971    1%         92,379     2%
                                      --------------  ------  ------------ -----
     Total revenue                       $ 2,916,982  100%    $ 4,659,309   100%
                                         ===========  ====     ===========  ====

The decrease in total revenue is substantially attributable to: 1.) the sale of the Rocky Mountain assets in 1998; and 2.) the substantial decrease in oil prices between the two periods. These circumstances, along with any known trends or changes that affect revenue on a line-by-line basis, are discussed in the following paragraphs under their respective captions.

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                                             For the Year Ended
                                                  December 31,
                                        1998                         1997
                                   ---------------              -------------

Production:
   Oil (Bbls)
        Rocky Mtns.                    51,000                      80,000
        Gulf Coast                     58,000                      43,000
                                     ----------                  ---------
             Combined Total           109,000                     123,000
                                      =========                  ========
Gas (Mcf)
        Rocky Mtns.                   230,000                     392,000
        Gulf Coast                    320,000                      91,000
                                      ---------                   -------
              Combined Total          550,000                     483,000
                                      =========                   =======
BOE (6:1)
        Rocky Mtns.                    89,000                     145,000
        Gulf Coast                    112,000                      59,000
                                      ---------                  ---------
              Combined Total          201,000                     204,000
                                      ========                   ========
Average Collected Price:
   Oil (per Bbl)
        Rocky Mtns.                 $          12.11       $           18.75
        Gulf Coast                  $          12.19       $           19.15
                                       --------------         ---------------
              Combined Average      $          12.16       $           18.89
                                       ==============         ===============
Gas (per Mcf)
         Rocky Mtns.               $            1.39      $             1.46
         Gulf Coast                $            2.22      $             2.94
                                      ---------------        ----------------
              Combined Average     $            1.87      $             1.74
                                      ===============        ================
Per BOE (6:1)
         Rocky Mtns.                $          10.50       $           14.25
         Gulf Coast                 $          12.73       $           18.76
                                      --------------         ---------------
              Combined Average      $          11.74       $           15.54
                                      ==============         ===============

                                           For the Year Ended December 31,

                                                  1998                   1997
                                            -----------------       -----------
Operating Margins:
   Rocky Mtns:
       Revenue -
                Rocky Mtns. Oil                $    612,370       $   1,498,800
                Rocky Mtns. Gas                     321,333             571,213
                                              ---------------     -------------
                                               $    933,703       $   2,070,013
       Costs                                       (806,224)         (1,320,758)
                                              ----------------      -----------
               Operating Margin                $    127,479       $     749,255
               Operating Margin Percent                  14%                 36%
Gulf Coast:
       Revenue -
               Gulf Coast - Oil                $    715,699       $     828,779
               Gulf Coast - Gas                     710,503             269,250
                                              ---------------     -------------
                                                  1,426,202       $   1,098,029
       Costs                                       (243,339)           (165,980)
                                              ----------------    -------------
               Operating Margin                $  1,182,863       $     932,049
               Operating Margin Percent                  83%                 85%
Combined Totals:
       Revenue                                 $  2,359,905       $   3,168,042
       Costs                                     (1,049,563)         (1,486,738)
                                               ---------------     ------------
               Operating Margin                $  1,310,342       $   1,681,304
                                                -=============      --=========
               Operating Margin Percent                 56%                 53%
Production Costs per BOE before
DD&A:
          Rocky Mtn Region                    $        9.04       $       9.09
          Gulf Coast Region                            2.17               2.84
                                               ---------------     -------------
              Combined Average                $        5.22       $       7.29
                                               ===============     =============
Change in Revenue Attributable
to:
          Production                              (143,959)
          Price                                   (661,732)
  Total Increase in Revenue                       (805,691)

Gas Plant Processing Revenues
This category accounts for the natural gas processed and the natural gas liquids that were extracted and sold by the Gas Plant facility (which was sold in 1998).

Operating statistics for the periods presented are as follows:
                                               For the Year Ended December 31,
                                                     1998              1997
                                               ---------------    -------------
    Production:
          Natural Gas Processed (Mcf)              232,700            331,900
                                               --------------    --------------
          Liquids Produced -
               B-G Mix (gallons)                   542,200            769,300
               Propane (gallons)                       404            642,500
                                                 ----------      --------------
                      Total liquids produced           947          1,411,800
                                                 ==========       =============
      Average Sales Price of Liquids (per gallon)$    0.27       $       0.41
                                                 ==========      ==============

    Gross Margin:                                  Amount            Amount
                                               ------------         -----------
               Revenue                           $ 256,174        $   691,828
               Costs                              (275,224)          (388,851)
                                              ---------------       -----------
                      Gross Margin              $  (19,050)       $   302,977
                                              ================     ============
                      Gross Margin Percent              -7%               44%

Oil Field Services and Oil Field Supply
Operating statistics for the Company's oil field service and supply operations (which were sold in 1998) for the periods presented are as follows:

                                   For the Year Ended December 31,
                                      1998                     1997
                               ----------------         ----------------
    Revenue                    $    271,932              $   707,060
    Costs                          (295,789)                (651,458)
                               --------------            -------------
    Net Operating Income       $    (23,857)            $     55,602
                               ==============            =============

Well Administration and Other Income
This revenue primarily represents the revenue generated by the Company for operating oil and gas properties. The decrease in 1998 when compared to 1997 is primarily attributed to the sale of the Rocky Mountain oil and gas properties in 1998. The Company expects very little other income in future periods.

Consulting Arrangement - Related Party
In March 1996 the Company entered into a three-year consulting agreement with Beta Capital Group, Inc. ("Beta"). Beta, located in Newport Beach, California, specializes in emerging companies with both capital needs and market support requirements. Beta's chairman, Steve Antry, has been a director of the Company since August 1996. The consulting agreement with Beta provides for minimum monthly cash payments of $17,500 plus reimbursement for out-of-pocket expenses. The contract ended in February 1999. Accordingly, the Company expects the cost will be less than $40,000 in 1999.

During 1997, the Company granted Beta warrants for an additional 100,000 shares of common stock which after the reverse stock split translates to 10,000 shares of common stock. These warrants are exercisable for a period of four years at an exercise price of $37.50 per share. The Company has determined the value of these options using the Black Scholes model and has recognized the fair value of approximately $60,000 as consulting expense in the accompanying statements of operations for the year ended December 31, 1997. An independent contractor for Beta is also a member of the Company's Board of Directors.

General and Administrative
General and Administrative ("G&A") expenses increased approximately $100,000 in 1998 when compared to 1997. However, the totals in 1998 include several non-recurring expenses as follows:

    $ 150,000   -     Severance for Willard H. Pease, Jr., the Company's former
                      President and CEO
      150,000   -     Fee paid to San Jacinto Securities in connection with
                      seeking a merger candidate
      100,000   -     Costs  associated with the corporate  restructuring  and
                      divestment of Rocky Mountain assets.
    ----------
    $ 400,000

The Company has and will take steps to significantly reduce future G&A costs, and expects G&A costs in 1999 to be approximately $60,000 to $80,000 per month. The Company capitalized $236,931 and $280,000 in 1998 and 1997, respectively, of G&A costs associated with the Gulf Coast exploration activities.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented by cost center consisted of the following:
                                                For the Year Ended December 31
                                                    1998                 1997
                                              -------------       --------------
    Oil and Gas Properties - Rocky Mountains   $    275,137        $  1,176,865
    Oil and Gas Properties - Gulf Coast           1,639,125           1,018,499
    Gas Plant Operations                            164,881             232,304
    Service and Supply Operations                   108,464             146,436
    Furniture and Fixtures                           53,485              49,219
    Non-Compete Agreements                             -                 45,996
                                             ----------------       -----------
      Total                                    $  2,241,092        $  2,669,319
                                                ===========         ===========

DD&A associated with the Rocky Mountain assets (oil and gas properties, gas plant and service and supply) decreased in 1998 when compared to 1997 as a result of the sale of those assets in 1998 and the impairment recognized in 1997. The DD&A for the Gulf Coast oil and gas properties increased in 1998 as a result of increased production and lower commodity prices.

Interest Expense
Total interest incurred, and its allocation, for the periods presented is as follows:

                                              For the Year Ended December 31,
                                                     1998               1997
                                              ----------------   ---------------
   Interest paid or accrued                   $     399,218       $    448,705
   Amortization of debt discount                    367,443            353,310
   Amortization of debt issuance costs              485,535            223,003
                                                --------------    -------------
            Total interest incurred               1,252,196          1,025,018
   Interest capitalized                            (852,978)          (323,641)
                                                ---------------   --------------
                 Interest expense             $     399,218       $    701,377
                                                  =============     ============

The higher interest incurred in 1998 is attributed to a $396,792 charge for the early retirement of approximately $1.2 million of the 1996 convertible debentures. The $1.2 million payment was made in connection with the sale of the Rocky Mountain assets and the corresponding deferred charges (debt discount and issuance costs) were reduced proportionately by charging that amount to expense.

Impairment - Oil and Gas Properties
The Company uses the full cost method of accounting for oil and gas activities. The full cost method regards all costs of acquisition, exploration, and development activities as being necessary for the ultimate production of reserves. All of those costs are incurred with the knowledge that many of them relate to activities that do not result directly in finding and developing reserves. However, the benefits obtained from the prospects that do prove successful, together with benefits from past discoveries, may ultimately recover the costs of all activities, both successful and unsuccessful. Thus, all costs incurred in those activities are regarded as integral to the acquisition, discovery, and development of reserves that ultimately result from the efforts as a whole and are thereby associated with the Company's proved reserves. Establishing a direct cause-and-effect relationship between costs incurred and specific reserves discovered, which is the premise under successful efforts, is not relevant to the full cost concept. However, the costs accumulated in the Company's full cost pool are subject to a "ceiling", as defined by Regulation SX Rule 4-10(e)(4). As prescribed by the corresponding accounting standards for full cost, all the accumulated costs in excess of the ceiling, are to be expensed by a charge to impairment. Accordingly, at December 31, 1997, the Company incurred an impairment charge of $3,946,733 related to its Gulf Coast oil and gas properties. The majority of this charged was the result of the dry holes drilled in 1997. In 1998 the Company incurred an additional impairment charge of $7,278,818 which can be attributed to: a.) $3,292,324 in dry holes; b.) $2,971,309 related to the expiration of leases in the acreage associated with Parallel Petroleum's 3-D program in S. Texas; and c.) $1,015,185 to the continuing collapse of oil prices.

Impairment - Assets Held For Sale
In 1997 when the Company's Board of Directors decided to divest its Rocky Mountain assets, the Company evaluated these assets for impairment and recognized an impairment charge of $8,965,972. This charge was recognized during the fourth quarter of 1997 in order to reduce the net carrying value of the assets to the estimated net realizable value ("NRV") of $4,048,000.

The Company recognized an additional charge of $313,953 during 1998 to account for the difference between the estimated NRV in 1997 and the amount actually received in 1998.

Dividends and Net Loss Per Common Share
Net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. All potential common shares have been excluded from the computations because their effect would be antidilutive.

The net loss applicable to common stockholders is determined by adding any dividends accruing to the benefit of the preferred stockholders to the net loss. The dividends included for this calculation include: 1) paid dividends; 2) accrued but unpaid dividends; and 3) any imputed dividends attributable to the beneficial conversion feature. During 1997, the net loss applicable to common stockholders includes $89,969 for the year ended December 31, 1997 of accrued but unpaid dividends related to the Series A Preferred Stock. The Series A Preferred Stock automatically converted into common on June 11, 1997. During 1998, the net loss applicable to common stockholders includes the following charges associated with the Series B Preferred Stock that was issued on December 31, 1997:


    Dividends declared                   $    278,026
    Imputed non-cash dividend               1,789,468
                                          ------------
             Total                        $ 2,067,494
                                          ===========

The Series B Preferred Stock became convertible into common stock on April 1, 1998 at a conversion price equal to a 12% discount to the average trading price of the common stock prior to conversion. This discount increases monthly through March 1999 when the discount tops out at 25% (this discount is considered a "beneficial conversion feature" and at December 31, 1998 was at 24%). The additional non-cash imputed dividend charge included in the net loss applicable to common stockholders represents the intrinsic value of the discount applicable through December 31, 1998. As long as any Series B Preferred Stock is outstanding, additional non-cash imputed dividend charges will be incurred in future periods as the conversion discount increases until the discount tops out at 25%. The holders of the Series B Preferred Stock are entitled to dividends equal to $2.50 per annum, payable quarterly in cash or additional shares of Series B Preferred Stock at the option of the Company.

OTHER MATTERS

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

Year 2000 Issue
The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

The Company does not believe that the Year 2000 problem will pose a material operations problem for the Company. The Company's computer software providers have assured the Company that all of the Company's software is or will be Year 2000 compliant (i.e. will function properly in the year 2000 and beyond). The Company's accounting software providers have asserted they will provide written assurance that its products are or will be Year 2000 compliant. To the Company's knowledge, after investigation, no "imbedded technology" (such as microchips in an electronic control system) of the Company poses a material Year 2000 problem.

Because the Company believes that it has no material internal Year 2000 problems, the Company has not expended and does not expect to expend a significant amount of funds to address Year 2000 issues. It is Company policy to continue to review its suppliers' Year 2000 compliance and require assurance of Year 2000 compliance from new suppliers; however, such monitoring does not involve a significant cost to the Company.

The Company is materially dependent on Plains Marketing, L.P. ("Plains"), National Energy Group, Inc. ("NEG") and Amerada Hess Corporation ("AHC") for the delivery and payment of the Company's oil and natural gas. These companies in turn are dependent on various third party vendors for delivery and payment. The Company has or will request written assurances from Plains, NEG and AHC that they have examined their Year 2000 issues. However, as of the date of this report, the Company has not received a response. The Company will continue to request such assurance but it should be emphasized that no assurance can be given at this time that Plains, NEG or AHC, or their third party vendors are or will be Year 2000 compliant.

In the event that one or more of the Company's vendors, including Plains, NEG, AHC and their respective vendors, were to have a material Year 2000 problem, the Company believes that the foreseeable consequences would be a temporary delay in revenue collection caused by an interruption in computerized billing (and not an interruption in the actual flow of the Company's oil or natural gas), which may have a substantial impact on the Company's ability to conduct operations. The Company does not have any contingency plan to address this possibility.

ITEM 7.   FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page

Independent Auditor's Report. . . . . . . . . . . . . . . .  . . . . . . .   23

Consolidated Balance Sheet - December 31, 1998  . . . . . . . . . . . . . .  24

Consolidated Statements of Operations -
For the Years Ended December 31, 1998 and 1997. . . . . . . . . . . . . . .  25

Consolidated Statements of Stockholders' Equity -
For the Years Ended December 31,1998 and 1997. . . . . . . . . . . . . . . . 26

Consolidated Statements of Cash Flows - For the Years Ended
December 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . .   27-28

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .   29-40

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Pease Oil and Gas Company
Grand Junction, Colorado

We have audited the accompanying consolidated balance sheet of Pease Oil and Gas Company and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pease Oil and Gas Company and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 1 to the Financial Statements, the Company has incurred net losses of $10.6 million in 1998 and $15.9 million in 1997. These conditions and others matters discussed in Note 1 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HEIN + ASSOCIATES LLP

Denver, Colorado
March 5, 1999

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1998

                                     ASSETS

CURRENT ASSETS:
      Cash and equivalents .....................................................   $  1,049,582
      Trade receivables, net of allowance for bad debts of $13,645 .............        420,460
      Assets held for sale .....................................................        100,000
      Prepaid expenses and other ...............................................        170,687
                                                                                   ------------
                        Total current assets ...................................      1,740,729
OIL AND GAS PROPERTIES, at cost (full cost method):
      Unevaluated properties ...................................................      2,816,475
      Costs being amortized ....................................................     16,834,274
                   Total oil and gas properties ................................     19,650,749
      Less accumulated amortization ............................................    (13,883,174)
                   Net oil and gas properties ..................................      5,767,575
OTHER ASSETS:
      Debt issuance costs, net of accumulated amortization of $326,610 .........        322,551
      Office equipment and vehicles, net of accumulated depreciation of $156,124         74,623
      Deposits and other .......................................................          7,493
                                                                                   ------------
                   Total other assets ..........................................        404,667
                                                                                   ------------
TOTAL ASSETS ...................................................................   $  7,912,971
                                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of long-term debt ...................................   $      5,825
                                                                                -------------------
      Accounts payable, trade ................................................        310,447
                                                                                -------------------
      Accrued expenses .......................................................        322,569
                                                                                -------------------
                   Total current liabilities .................................        638,841
LONG-TERM DEBT, less current maturities: .....................................      2,293,261
COMMITMENTS AND CONTINGENCIES (Notes 3, 5, and 9)
STOCKHOLDERS' EQUITY:
      Preferred Stock, par value $.01 per share, 2,000,000 shares authorized,
           107,336 shares of Series B 5% PIK Cumulative Convertible Preferred
           Stock issued and outstanding (liquidation preference of $5,366,800)          1,073
      Common Stock, par value $.10 per share, 4,000,000 shares authorized,
          1,601,062 shares issued and outstanding ............................        160,106
      Additional paid-in capital .............................................     37,811,006
      Accumulated deficit ....................................................    (32,991,316)
                                                                             -------------------
                   Total stockholders' equity ................................      4,980,869
                                                                             -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................   $  7,912,971

                                                                              ===================

                   The  accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1998 and 1997



                                                      1998             1997
                                                --------------    -------------
REVENUE:
      Oil and gas sales ......................   $  2,359,905    $  3,168,042
      Gas plant processing ...................        256,174         691,828
      Oilfield services and supply ...........        271,932         707,060
      Well administration and other ..........         28,971          92,379
                                                 ------------    ------------
                   Total revenue .............      2,916,982       4,659,309
                                                 ------------    ------------
EXPENSES:
      Oil and gas production costs ...........      1,049,563       1,486,738
      Gas plant ..............................        275,224         388,851
      Oilfield services and supply ...........        295,789         651,458
      Consulting expense-related party .......        247,123         437,236
      General and administrative .............      1,587,013       1,487,236
      Depreciation, depletion and amortization      2,241,092       2,669,319
      Impairment expense:
              Oil and gas properties .........      7,278,818       3,946,733
              Assets held for sale ...........        313,953       8,965,972
                                                 ------------    ------------
                   Total expenses ............     13.288,575      20,033,543
                                                 ------------    ------------
LOSS FROM OPERATIONS .........................    (10,371,593)    (15,374,234)
OTHER INCOME (EXPENSES):
      Interest expense .......................       (399,218)       (701,377)
      Interest and other income ..............        139,785         180,774
      Gain (Loss) on sale of assets ..........          3,555            (230)
                                                 ------------    ------------
NET LOSS .....................................   $(10,627,471)   $(15,895,067)
                                                 ============    ============
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ...   $(12,694,965)   $(15,985,036)
                                                 ============    ============
NET LOSS PER COMMON SHARE ....................   $      (7.99)   $     (12.21)
                                                 ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING ............................      1,588,000       1,309,000
                                                 ============    ============

                   The  accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1998 and 1997



                                                                                            Additional                     Total
                                                      Preferred  Stock     Common Stock      Paid-in     Accumulated   Stockholders'
                                                       Shares   Amount   Shares   Amount     Capital       Deficit         Equity
                                                   -----------  ------- -------- --------   ------------ ------------  ------------

BALANCES, December 31, 1996 .......................    179,938  $1,799  753,039   $75,304  $ 19,789,707 $ (6,468,778)  $ 13,398,032
   Fair value of warrants granted for services ....       --       --      --        --         240,000       --            240,000
   Issuance of common stock for:
      Acquisition of oil and gas properties .......       --       --     31,815    3,182       881,818      --             885,000
      Exercise of stock options ...................       --       --      4,268      427        44,964      --              45,391
      Exercise of warrants ........................       --       --    319,260   31,926     3,880,287      --           3,912,213
      Services ....................................       --       --        615       61        14,790      --              14,851
      Cash in private placements ..................       --       --    379,200   37,920     9,442,080      --           9,480,000
      Conversion of 10% collateralized convertible
         debentures, net of discount ..............       --       --     34,166    3,417       488,637      --             492,054
      Conversion of Series A preferred stock ......   (179,938) (1,799)   56,990    5,699        (3,900)     --                --
   Issuance of Series B preferred stock ...........    113,333   1,133      --        --      5,665,517      --           5,666,650
   Offering costs .................................       --       --       --        --     (2,147,446)     --          (2,147,446)
   Net loss .......................................       --       --       --        --           --     (15,895,067)  (15,895,067)
                                                     --------- ------- ---------  -------     ----------  ------------  ------------
BALANCES, December 31, 1997 .......................    113,333   1,133 1,579,353  157,936    38,296,454   (22,363,845)   16,091,678
Purchase and retirement of Series B preferred stock     (4,500)    (45)     --        --       (206,205)      --           (206,250)
Issuance of common stock for:
    Exercise of warrants ..........................       --       --        125       12           926       --                938
    Conversion of Series B preferred stock ........     (1,497)    (15)   21,584    2,158        (2,143)      --                --
Series B preferred stock dividends ................       --       --       --        --       (278,026)      --           (278,026)
Net Loss ..........................................       --       --       --        --           --     (10,627,471)  (10,627,471)
                                                   -----------  ------ ---------  --------   ------------ ------------  ------------
BALANCES, December 31, 1998 .......................    107,336  $1,073 1,601,062 $160,106  $ 37,811,006  $(32,991,316) $  4,980,869
                                                   ===========  ====== ========= ========   ============  ============  ============

                   The  accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1998 and 1997


                                                                                 1998            1997
                                                                          ---------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ..........................................................   $(10,627,471)   $(15,895,067)
      Adjustments to  reconcile  net loss to net  cash  provided  by  (used  in)
                  operating activities:
                   Depreciation, depletion and amortization .............      2,241,092       2,623,323
                   Amortization of debt discount and issuance costs .....        396,742         576,313
                   Amortization of non-compete agreements ...............           --            45,996
                   Impairment expense:
                          Assets held for sale ..........................        313,953       8,965,972
                          Oil and gas properties ........................      7,278,818       3,946,733
                   Loss (Gain) on sale of assets ........................         (3,555)            230
                   Issuance of common stock and warrants for services ...           --            74,851
                   Other ................................................        175,682            --
                   Changes in operating assets and liabilities:
                         (Increase) decrease in:
                            Trade receivables ...........................        336,974        (157,786)
                             Inventory ..................................           --          (156,822)
                             Prepaid expenses and other .................          8,292          14,685
                         Increase (decrease) in:
                             Accounts payable ...........................        (40,673)          9,068
                             Accrued expenses ...........................       (291,307)        (41,182)
                                                                            ------------    ------------
                   Net cash provided by (used in) operating activities ..       (211,453)          6,314
                                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property, plant and equipment ............     (7,396,842)    (12,137,192)
      Change in other assets ............................................         25,000         (95,000)
      Proceeds from sale of property, plant and equipment ...............      3,823,286          66,056
                                                                            ------------    ------------
                   Net cash used in investing activities ................     (3,548,556)    (12,166,136)
                                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of Series B preferred stock ....................           --         5,099,985
      Proceeds from exercise of stock options and warrants ..............            938       3,957,604
      Series B preferred stock dividends ................................       (210,941)           --
      Proceeds from long-term debt ......................................         32,610            --
      Repayment of long-term debt .......................................     (1,207,805)       (391,407)
      Proceeds from sale of common stock ................................           --         8,920,000
      Offering costs ....................................................       (146,765)       (874,416)
      Purchase and retirement of Series B preferred stock ...............       (206,250)           --
                                                                            ------------    ------------
                   Net cash provided by (used in) financing activities ..     (1,738,213)     16,711,766
                                                                            ------------    ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS .........................     (5,498,222)      4,551,944

CASH AND EQUIVALENTS, beginning of year .................................      6,547,804       1,995,860
                                                                            ------------    ------------

CASH AND EQUIVALENTS, end of year .......................................   $  1,049,582    $  6,547,804
                                                                            ============    ============

                   The  accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                      PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Years Ended December 31, 1998 and 1997



                                                                              1998             1997
                                                                          -------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest .............................................   $   400,309    $   505,523
                                                                           ===========    ===========

    Cash paid for income taxes .........................................   $      --      $      --
                                                                                          ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
     Fair value of warrants granted for oil and gas exploration services   $      --      $   180,000
     Conversion of long-term debt, net of discount, to common stock ....          --          492,054
     Debt incurred for purchase of vehicles ............................          --           50,691
     Increase (decrease) in payables for:
          Oil and gas properties .......................................    (1,002,353)     1,077,266
          Offering costs ...............................................      (146,765)       146,765
          Series B preferred stock dividends ...........................        67,085           --
     Issuance of common stock for oil and gas properties ...............          --          885,000
     Capitalized portion of amortized debt issuance/discount costs .....       485,534           --



                   The  accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Nature of Operations - At December 31, 1998 the principal business of Pease Oil and Gas Company (the "Company") is to participate as a non-operating, minority interest owner in exploration, development, production and sale of oil, natural gas and natural gas liquids. The Company was previously engaged in the processing and marketing of natural gas at a gas processing plant, the sale of oil and gas production equipment and oilfield supplies, and oil and gas well completion and operational services. However, as discussed in Note 2, during 1998 the Company's gas processing plant and the oilfield service and supply businesses were sold. The Company conducts its operations through the following wholly-owned subsidiaries: Loveland Gas Processing Company, Ltd. ("LGPCo); Pease Oil Field Services, Inc.; Pease Oil Field Supply, Inc.; and Pease Operating Company, Inc.. All the subsidiaries are currently inactive.

     Continuing Operations - The Company has incurred net losses of $10.6 million in 1998 and $15.9 million in 1997. As a result of continuing losses, the Company's working capital has been reduced to $1.1 million at December 31, 1998 and stockholders' equity is less than $5 million. At December 31, 1998, the liquidation preference of the Series B Preferred stock is in excess of total stockholders' equity and the hyperdilutive potential of the conversion feature has resulted in the Company's inability to raise additional equity capital which is critical to carry out development and exploration activities that are planned for the next several years. The Company may be required to redeem the Series B Preferred stock on December 31, 2002 at a price equal to the liquidation preference. Alternatively, the Company can force the holders to convert to common stock which would result in ownership by the Preferred holders in excess of 90% (based on the current trading price of the common stock). However, the Company does not currently have a sufficient number of common shares authorized to convert all of the Preferred stock. Under the terms of the Preferred Stock Agreement, the Company is obligated to take the appropriate steps to increase the number of authorized shares in the future. However, no assurance can be given at this time whether or not additional shares can or will be authorized.

     In April 2001, the Company will also be required to pay off convertible debentures with a current outstanding balance of $2,782,500. During 1998, the Company has taken several steps to reduce general and administrative costs and management believes the Company will be able to generate positive operating cash flows in 1999. Management believes capital requirements for 1999 will be between $550,000 and $1,500,000. Accordingly, management believes that existing working capital at December 31, 1998 plus cash expected to be generated from operating activities will be sufficient to meet commitments for capital expenditures and other obligations of the Company through at least 1999. However, should the existing working capital not be sufficient to meet future obligations, the Company may have to consider other alternatives, including the sale of existing assets, cancellation of existing exploration agreements, farmouts, joint ventures, restructuring under the protection of the Federal Bankruptcy Laws and/or liquidation.

     In response to historically poor financial results and depressed oil commodity markets, the Company is also aggressively pursuing a merger candidate. To this end, the Company engaged San Jacinto Securities, Inc. ("SJS"), an investment banking firm located in Dallas, Texas to assist the Company in this venture. Although no formal agreements have been reached, the Company is engaged in ongoing dialogue with several potential candidates. However, no assurance can be given at this time whether or not a merger transaction will eventually occur, what consideration may be offered to the Company in such a transaction, or whether an offer to merge will be accepted by the Company or its shareholders.

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

    Oil and Gas Properties - The Company's oil and gas producing activities are accounted for using the full cost method of accounting. The Company has one cost center (full cost pool) since all of its oil and gas producing activities are conducted in the United States. Under the full cost method, all costs associated with the acquisition, development and exploration of oil and gas properties are capitalized, including payroll and other internal costs that are directly attributable to these activities. For the years ended December 31, 1998 and 1997, capital expenditures include internal costs of $236,931 and $280,000, respectively. Proceeds from sales of oil and gas properties are credited to the full cost pool with no gain or lost recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

                                                    Years
             Gas plant                                 17
             Service equipment and vehicles           4-7
             Buildings and office equipment          7-15

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    Depreciation expense related to property, plant and equipment amounted to $328,164 and $429,012 for the years ended December 31, 1998 and 1997, respectively.

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

    Non-compete Agreements - The costs of non-compete agreements were incurred in connection with the 1993 acquisition of substantially all of the Company's Rocky Mountain assets. These costs were being amortized over the terms of the two to ten-year agreements on a straight-line basis. At December 31, 1997, the remaining net book value of $260,682 was charged to impairment expense in connection with the sale of assets discussed in Note 2.

    Debt Issuance Costs - Debt issuance costs relate to the $5 million private placement of convertible debentures discussed in Note 3. These costs are being amortized using the interest method.

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

    The Company's financial statements are based on a number of significant estimates including the allowance for doubtful accounts, assumptions affecting the fair value of stock options and warrants, and oil and gas reserve quantities which are the basis for the calculation of amortization and impairment of oil and gas properties. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories.

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

    Net Loss Per Common Share -Net loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128), which requires disclosure of basic and diluted earnings per share (EPS). Basic EPS excludes dilution for potential common shares and is computed by dividing income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted EPS are the same in 1998 and 1997 as all potential common shares were antidilutive.

    Stock Split - Effective December 1, 1998, the Board of Directors declared a 1 for 10 reverse stock split related to the Company's common stock. All share and per share amounts in the accompanying financial statements and notes have been retroactively restated for this stock split.

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

    In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock- Based Compensation" (FAS 123). FAS 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in FAS 123.

2.  ASSETS HELD FOR SALE:

    During the fourth quarter of 1997, the Company's Board of Directors determined that the Company's long-term strategy had shifted to exploration and development activities in the Gulf Coast region and that the Rocky Mountain assets should be divested. Accordingly, the Company evaluated these assets for impairment and recognized a charge of $8,965,972 in 1997 to reduce the net carrying value of the assets to the estimated fair value of $4,048,000. These assets were sold during 1998 for cash proceeds of $3,054,000 and an additional payment of $100,000 is due by April 1999.

    The results of operations, exclusive of the impairment charge, related to the Rocky Mountain assets for the years ended December 31, 1998 and 1997 are as follows:

                                                    1998                1997
                                               --------------   ---------------
             Revenues                          $  1,488,843       $   3,683,000
             Operating costs and expenses        (1,394,141)         (2,368,000)
             Depreciation and amortization         (549,816)         (1,606,000)
                                               ---------------  ---------------
                      Loss from operations     $   (455,114)     $     (291,000)
                                               ==============   ===============

     The Company recognized an additional impairment charge in 1997 of $313,953, to account for the difference between the net realizable value estimated in 1997 and the actual amount realized in 1998.

3.  DEBT FINANCING ARRANGEMENTS:

    Long-Term Debt - Long-term debt at December 31, 1998 consists of the following:

  Convertible debentures, interest at 10%,
       due April 2001, unsecured,                                $   2,782,500
  Less unamortized discount                                           (511,787)
                                                               ----------------
           Net carrying value                                        2,270,713

  Note payable to bank, interest at 8.5%,
       monthly payments of $669, due March 2003,
       collateralized by vehicle                                        28,373

           Total long-term debt                                      2,299,086
           Less current maturities                                      (5,825)
                   Long-term debt, less current maturities       $   2,293,261
                                                                  =============



    Aggregate maturities of long-term debt are as follows:

             Year Ending December 31:

                      1999                 $      5,825
                      2000                        6,340
                      2001                    2,277,613
                      2002                        7,510
                      2003                        1,798
                                       ----------------
                                           $  2,299,086

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Convertible Debentures and Consulting Agreement - In March 1996, the Company entered into a consulting agreement with a company (the "Consultant") that specializes in developing and implementing capitalization plans, including the utilization of debt capital in business operations. The agreement expired in February 1999, and provides for minimum monthly cash payments of $17,500. In addition to cash compensation, the Company agreed to grant warrants to purchase 100,000 shares of the Company's common stock. The exercise price of the warrants is $7.50 per share and they expire in March 2001.

     In April 1996, the Company, with the assistance of the Consultant, initiated a private placement to sell up to $5,000,000 of collateralized convertible debentures in the form of "Units". Each Unit consists of one $50,000 five-year 10% collateralized convertible debenture and detachable warrants to purchase 2,500 shares of the Company's common stock at $12.50 per share (see
Note 7 for additional information with respect to the warrants). In November 1996, the offering was completed and the Company was successful in selling the entire $5,000,000 generating net cash proceeds of $4,300,000. The estimated fair value of the detachable warrants of $1,829,000 is treated as a discount and is being amortized using the interest method. The debentures were initially collateralized by a first priority interest in certain Rocky Mountain oil and gas properties owned and operated by the Company.

    The debentures are convertible, at the holder's option, into the Company's common stock for $30.00 per share and may be redeemed by the Company, in whole or in part, beginning at a premium of 110% of the original principal amount subject to adjustment beginning on April 25, 1999. During the year ended December 31, 1997, the holders of $1,025,000 of debentures elected to convert to 341,665 shares of common stock. Effective October 1, 1998, the holders of the debentures voted to amend the debentures to release the oil and gas properties which previously collateralized this debt. In exchange for this release, the Company agreed to retire 30% of the outstanding principal balance which amounted to an aggregate of $1,192,500. Interest on the debentures is payable quarterly and the principal balance is due on April 15, 2001.

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

4.  INCOME TAXES:
    Deferred tax assets (liabilities) as of December 31, 1998 and 1997 are comprised of the following:

                                                 1998                 1997
                                            ---------------      --------------
Long-term Assets:
      Net operating loss carryforwards       $ 7,897,000          $5,816,000
      Property, plant  and equipment           1,178,000             229,000
      Tax credit carryforwards                   294,000             294,000
      Percentage depletion carryforwards         160,000             120,000
      Other                                       21,000              41,000
                                             --------------      ------------
               Total                           9,550,000           6,500,000
      Less valuation allowance                (9,550,000)         (6,500,000)
                                             -------------       -----------
               Net long-term asset           $      -            $      -
                                             =============       ============

     During the years ended December 31, 1998 and 1997, the Company increased the valuation allowance by $3,050,000 and $5,865,000, respectively, primarily due to an increase in the net operating loss carryforwards which are not considered to be realizable. The Company has provided a valuation allowance for the net operating loss and credit carryforwards based upon the various expiration dates and the limitations which exist under IRS Sections 382 and 384.


    At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $20 million, which expire primarily in 2008 through 2018. Some of these net operating losses are subject

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to limitations under IRS Sections 382 and 384, particularly should a significant number of Series B Preferred stock convert into common stock in the future. Additionally, the Company has tax credit carryforwards at December 31, 1998, of approximately $294,000 and percentage depletion carryforwards of approximately $429,000.

5.  COMMITMENTS AND CONTINGENCIES:

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

    Profit Sharing Plan - The Company has established a 401(k) profit sharing plan that covers all employees with six months of service who elect to participate in the Plan. The Plan provides that the employees may elect to contribute up to 15% of their salary to the Plan. All of the Company's contributions are discretionary and amounted to $5,401 and $5,669 for the years ended December 31, 1998 and 1997, respectively.

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

    Year 2000 Issue - The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

    The Company does not believe that the Year 2000 problem will pose a material operations problem for the Company. The Company's computer software providers have assured the Company that all of the Company's software is or will be Year 2000 compliant (i.e. will function properly in the year 2000 and beyond). The Company's accounting software providers have asserted they will provide written assurance that its products are or will be Year 2000 compliant. To the Company's knowledge, after investigation, no "imbedded technology" (such as microchips in an electronic control system) of the Company poses a material Year 2000 problem.

    Because the Company believes that it has no material internal Year 2000 problems, the Company has not expended and does not expect to expend a significant amount of funds to address Year 2000 issues. It is Company policy to continue to review its suppliers' Year 2000 compliance and require assurance of Year 2000 compliance from new suppliers; however, such monitoring does not involve a significant cost to the Company.

    The Company is materially dependent on Plains Marketing, L.P. ("Plains"), National Energy Group, Inc. ("NEG") and Amerada Hess Corporation ("AHC") for the delivery and payment of the Company's oil and natural gas. These companies in turn are dependent on various third party vendors for delivery and payment. The Company has or will request written assurances from Plains, NEG and AHC that they have examined their Year 2000 issues. However, as of the date of this report, the Company has not received a response. The Company will continue to request such assurance but it should be emphasized that no assurance can be given at this time that Plains, NEG or AHC, or their third party vendors are or will be Year 2000 compliant.

    In the event that one or more of the Company's vendors, including Plains, NEG, AHC and their respective vendors, were to have a material Year 2000 problem, the Company believes that the foreseeable consequences would be a temporary delay in revenue collection caused by an interruption in computerized billing (and not an interruption in the

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

actual flow of the Company's oil or natural gas), which may have a substantial impact on the Company's ability to conduct operations. The Company does not have any contingency plan to address this possibility.

    Bankruptcy of Third Party Operator - In December 1998 National Energy Group, Inc. filed an Involuntary Petition for an Order and Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. As operator of the East Bayou Sorrel field, which represents approximately 50% of the Company's current production, the bankruptcy petition might adversely effect future development or operation of the field; however, the Company does not expect that its interest in the field or production from currently existing wells will be affected.

    The Company does have an unsecured claim in the bankruptcy proceeding for various amounts which the Company believes were paid to National Energy Group, Inc. as operator in connection with the drilling of existing wells. Collection of these amounts may be delayed or may not occur, pending disposition of National Energy Group, Inc.'s reorganization proceeding. The total claim is approximately $80,000. However, no amount has been recorded in the financial statements as of December 31, 1998.

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

6.  PREFERRED STOCK

    The Company has the authority to issue up to 2,000,000 shares of Preferred Stock, which may be issued in such series and with such preferences as determined by the Board of Directors. During 1993, the Company issued 1,170,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"). Each share of Series A Preferred Stock was entitled to receive dividends at 10% per annum when, as and if declared by the Company's Board of Directors. Unpaid dividends accrued and were cumulative. During 1997, the holders of all remaining shares of Series A Preferred Stock elected to convert to 56,990 shares of common stock pursuant to the original conversion terms. Upon conversion, the holders also received warrants to purchase 56,990 shares of common stock at $60.00 per share through August 13, 1998. On March 4, 1998, the expiration date of these warrants was extended for one year.

    In December 1997, the Board of Directors authorized a new series of preferred stock which was designated as the Series B 5% PIK Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). The Company has authority to issue up to 145,300 shares of Series B Preferred Stock. The Series B Preferred Stock provides for a liquidation preference of $50 per share and the holders are entitled to dividends at 5% per annum, payable quarterly in cash or additional shares of Series B Preferred Stock at the option of the Company. The Series B Preferred Stock became convertible into common stock on March 31, 1998 at a conversion price equal to a 12% discount to the average trading price of the common stock prior to conversion. This discount increases monthly through March 1999 when the discount tops out at 25%. The discount is being accounted for as an additional dividend on the Series B Preferred Stock which is recognized as a charge to earnings applicable to common stockholders.

    Beginning in June 1999, the Company may force the holders to convert to common stock at a conversion price that generally represents a 25% discount from the fair value of the common stock.

    If not previously converted, the Company is required to redeem the Series B Preferred Stock on December 31, 2002 at a price equal to the Liquidation Preference. On December 31, 1997, the Company issued 113,333 shares of Series B Preferred Stock for $5,666,650.

    In connection with the issuance of this preferred stock, the Company agreed to issue warrants to the placement agent for 32,380 shares of common stock at $17.50 per share.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  STOCK BASED COMPENSATION:

    Stock Option Plans - The Company's shareholders have approved the following stock option plans that authorize an aggregate of 185,732 shares for stock options that may be granted to officers, directors, employees, and consultants:
9,000 shares in June 1991; 27,732 shares in June 1993; 15,000 shares in June 1994; 34,000 shares in August 1996; and 100,000 shares in May 1997.

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

    No options may be granted after 10 years from the adoption date of each plan. The following is a summary of activity under these stock option plans for the years ended December 31, 1997 and 1996:

                                              1998                  1997
                                   -----------------------  ------------------
                                                  Weighted             Weighted
                                                   Average              Average
                                      Number      Exercise   Number    Exercise
                                    Of Shares      Price    Of Shares   Price

Outstanding, beginning of year ...   118,880    $   19.61     62,130   $  10.20

         Canceled ................   (46,350)       21.36     (2,483)     21.60
         Expired .................    (1,500)       29.40       (500)     34.40
         Repriced ................   (20,000)       26.90        --        --
         Granted .................    20,000        11.25     64,000      28.30
         Exercised ...............      --                       --       10.60
                                    ------                   --------

Outstanding, end of year .........    71,030    $   13.85     118,800  $  19.60
                                    ======                   ========

     For all options granted during 1998 and 1997, the market price of the Company's common stock on the grant date was approximately equal to the exercise price. All options are currently exercisable and if not previously exercised, will expire as follows:

                                                    Weighted
                                 Range of           Average
                              Exercise Prices       Exercise          Number
                              Low        High        Price           Of Shares
Year Ending December 31,
             2000           $  7.00    $  8.30     $   7.84            25,432
             2001             10.00      18.10        13.41            12,348
             2002              5.00       5.00         5.00            10,000
             2002             17.50      29.70        24.45            23,250
                                                                     ---------
                                                   $  13.85            71,030
                                                                     =========

    Warrants and Non-Qualified Stock Options - The Company has also granted warrants and non-qualified options which are summarized as follows for the years ended December 31, 1998 and 1997:

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     1998                    1997
                                                                   --------                 ------
                                                                          Weighted                Weighted
                                                                          Average                  Average
                                                              Number      Exercise    Number      Exercise
                                                             Of Shares      Price    Of Shares     Price

Outstanding, beginning of year ............................    587,790      $ 43.11  721,659    $   29.50
    Granted to:
       Beta Capital Group, Inc. (Note 4) ..................       --           --     10,000        37.50
           Consultants ....................................       --                   5,000        15.00
       Directors for services .............................       --          30.30
       Former officers and directors for severance ........     39,850        14.88     --            --
       Brokers and underwriter in private placements ......       --                  62,275        22.60
    Issued to underwriter and former holders of preferred
       stock upon conversion ..............................       --                 103,116        57.10
    Expired ...............................................    (57,444)       45.81     (500)       12.50
    Exercised .............................................       (125)        7.50 (318,760)       12.20
                                                                --------              ------

Outstanding, end of year ..................................    570,071      $ 40.87  587,790    $   43.11
                                                                ========              ======

    If not previously exercised, warrants and non-qualified options will expire as follows:

                                                          Weighted
                                      Range of            Average
                                  Exercise Prices         Exercise       Number
    Year Ending December 31,       Low         High          Price    Of Shares

             1999               $ 20.00     $ 60.00        $ 57.61      339,546
             2000                  5.00       71.90          18.58       66,845
             2001                  7.50       37.50          10.79       98,900
             2002                 17.50       30.30          22.05       64,780
                                                                       ---------
                                                           $ 40.87      570,071
                                                                        ========

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

                                                   Year Ended December 31,
                                                   1998               1997
                                               --------------   ---------------
Net loss applicable to common stockholders:
             As reported                       $ (12,694,965)   $ (15,985,036)
             Pro forma                           (13,171,965)     (16,507,036)
Net loss per common share:
             As reported                       $       (7.99)   $      (12.20)
             Pro forma                                 (8.29)          (12.60)

    The weighted average fair value of options and warrants granted to employees for the years ended December 31, 1998 and 1997 was $2.24 and $16.30, respectively. The fair value of each employee option and warrant granted in 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     Year Ended December 31,
                                                   1998                1997
                                             ----------------    ---------------

             Expected volatility                   80.0%            63.7%
             Risk-free interest rate                5.6%             6.0%
             Expected dividends                      -                 -
             Expected terms (in years)              2.2              4.0

8.  FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at December 31, 1998, management's best estimate is that the carrying amount of cash, receivables, notes payable to unaffiliated parties, accounts payable, and accrued expenses approximates fair value due to the short maturity of these instruments. Management estimates that fair value is approximately equal to carrying value of the convertible debentures since market interest rates have not changed significantly since the offering commenced.

9.  SIGNIFICANT CONCENTRATIONS:

    Substantially all of the Company's accounts receivable at December 31, 1998, result from crude oil and natural gas sales to companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, since these entities may be similarly affected by changes in economic or other conditions. In determining whether to require collateral from a significant customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings, and/or credit ratings. Receivables are generally not collateralized; however, receivables from joint interest owners are subject to collection under operating agreements which generally provide lien rights. Historical credit losses incurred on trade receivables by the Company have been insignificant.

     For the years ended December 31, 1998 and 1997, the Company had oil sales to a single customer which accounted for 20% of total revenues.

    At December 31, 1998, substantially all of the Company's cash and temporary cash investments were held at a single financial institution. The Company does not maintain insurance to cover the risk that cash and temporary investments with a single financial institution may be in excess of amounts insured by federal deposit insurance.

10.          OIL AND GAS PRODUCING ACTIVITIES:

    Property Acquisitions - In January 1997, the Company completed the acquisition of a 7.8125% after prospect payout working interest in a producing oil and gas prospect in Louisiana. The prospect is operated by National Energy Group, Inc. (NEGX), an independent oil and gas producer. The purchase price was $1,750,000 which consisted of $875,000 in cash and the issuance of 31,500 shares of the Company's common stock with a fair value of $875,000. In February 1997, the Company entered into agreements with unaffiliated parties for the purchase of a 10% working interest in this prospect for $2.5 million.

    Full Cost Amortization Expense - Amortization expense amounted to $1,914,262 and $2,195,364 for the years ended December 31, 1998 and 1997, respectively. Amortization expense per equivalent units of oil and gas produced amounted to $9.52 and $10.77 for the years ended December 31, 1998 and 1997, respectively. Natural gas is converted to equivalent units of oil on the basis of six Mcf of gas to one equivalent barrel of oil.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Unevaluated Oil and Gas Properties - At December 31, 1998, unevaluated oil and gas properties consist of the following:

    Unproved property acquisition costs     $ 1,096,030
    Seismic and lease option costs            1,320,735
    Interest costs                              399,710
                                            -------------
                                            $ 2,816,475

     All unevaluated costs were incurred during 1997 and 1998 and management expects that planned activities will enable the evaluation of substantially all of these costs by the end of 2000.

    Capitalization of Interest - For the years ended December 31, 1998 and 1997, the Company capitalized interest costs of $854,483 and $323,642, respectively, related to unevaluated oil and gas properties and other exploration activities.

     Full Cost Ceiling - During 1998, the Company recognized an impairment charge of $7,278,818 due to the full cost ceiling limitation of which $4,739,775 was recognized in the fourth quarter. The fourth quarter impairment charge is substantially attributed to the expiration of certain previously unevaluated leases, the continuing collapse of oil prices and one dry hole.

    Costs Incurred in Oil and Gas Producing Activities - The following is a summary of costs incurred in oil and gas producing activities for the years ended December 31, 1998 and 1997:

                                                  1998               1997
                                            -----------------  ----------------
             Property acquisition costs     $       -            $    4,266,955
             Development costs                     13,468               734,235
             Exploration costs                  6,799,382             9,499,572
                                            -----------------    --------------
                      Total                 $   6,812,850        $   14,500,762
                                            ================    ===============

    Results of Operations from Oil and Gas Producing Activities - Results of operations from oil and gas producing activities (excluding natural gas marketing and trading, well administration fees, general and administrative expenses, and interest expense) for the years ended December 31, 1998 and 1997 are presented below.

                                                 1998                  1997
                                         ------------------     ---------------
   Oil and gas sales                      $   2,360,000         $     3,168,000
   Production costs                          (1,050,000)             (1,487,000)
   Amortization expense                      (1,914,000)             (2,195,000)
   Impairment expense                        (7,279,000)             (9,506,000)
                                         -------------------    ----------------
      Results of operations from oil and
      gas producing activities            $  (7,883,000)        $   (10,020,000)
                                         ==================     -===============

    Oil and Gas Reserve Quantities (Unaudited) - Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. The reserve data is based on studies prepared by the Company's consulting petroleum engineers. Reserve estimates require substantial judgment on the part of petroleum engineers resulting in imprecise determinations, particularly with respect to new discoveries. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available. All proved oil and gas reserves are located in the United States. At December 31, 1997, approximately 70% of the Company's proved oil and gas reserve quantities were located in the Rocky Mountain Region. As discussed in Note 2, the Company has divested these properties. The following table presents estimates of the Company's net proved oil and gas reserves, and changes therein for the years ended December 31, 1998 and 1997.

                                                           1998                        1997
                                                ------------------------   --------------------------
                                                  Oil            Gas           Oil           Gas
                                                 (Bbls)         (Mcf)         (Bbls)        (Mcf)

Proved reserves, beginning of year .........    1,085,000     4,535,000     1,175,000     4,833,000
   Purchase of minerals in place ...........         --            --         165,000       209,000
   Sale of minerals in place ...............     (725,000)   (2,848,000)      (16,000)      (45,000)
   Extensions, discoveries, and
        other additions ....................      129,000       517,000       229,000     1,295,000
   Revisions of previous estimates .........     (105,000)     (286,000)     (345,000)   (1,274,000)
   Production ..............................     (109,000)     (550,000)     (123,000)     (483,000)
                                               ----------    ----------    ----------    ----------
Proved reserves, end of year ...............      275,000     1,368,000     1,085,000     4,535,000
                                               ==========    ==========    ==========    ==========
Proved developed reserves, beginning of year      930,000     3,833,000     1,034,000     4,078,000
                                               ==========    ==========    ==========    ==========
Proved developed reserves, end of year .....      261,000       920,000       930,000     3,833,000
                                               ==========    ==========    ==========    ==========

     The downward revisions in both 1997 and 1998 were primarily attributable to: a.) substantially lower oil and gas prices in effect at their respective year ends when compared to the prior year; and b.) previously recorded undeveloped reserves were removed as a result of drilling dry holes.

    Standardized Measure of Discounted Future Net Cash Flows (Unaudited) Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

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

    The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves as of December 31, 1998 and 1997 based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69.

                                         1998                             1997
                                    --------------  ----------------------------------------------
                                                         Gulf              Rocky
                                                        Coast            Mountain        Total
Future cash inflows ..............   $  6,117,000    $  8,560,000    $ 18,202,000    $ 26,762,000
Future production costs ..........     (1,519,000)     (1,237,000)     (7,947,000)     (9,184,000)
Future development costs .........       (544,000)     (1,527,000)     (1,680,000)     (3,207,000)
Future income tax expense ........           --              --              --              --
                                                                                     ------------
         Future net cash flows ...      4,054,000       5,796,000       8,575,000      14,371,000
10% annual discount for estimated
    timing of cash flow ..........     (1,103,000)     (1,336,000)     (3,357,000)     (4,693,000)
                                     ------------    ------------    ------------    ------------
Standardized Measure of Discounted
   Future Net Cash Flows .........   $  2,951,000    $  4,460,000    $  5,218,000    $  9,678,000
                                     ============    ============    ============    ============

    Changes in Standardized Measure (Unaudited) - The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1998 and 1997:

                                                    1998               1997
                                               ----------------  ---------------

Standardized measure, beginning of year           $  9,678,000    $  11,980,000
Sale of oil and gas produced, net of
    production costs                                (1,310,000)      (1,681,000)
Purchase of minerals in place                            -            2,231,000
Sale of minerals in place                           (5,109,000)        (121,000)
Net changes in prices and production costs          (1,031,000)      (8,437,000)
Net changes in estimated development costs             907,000         (185,000)
Revisions of previous quantity estimates            (2,874,000)      (2,179,000)
Discoveries, extensions, and other additions         1,722,000        3,214,000
Accretion of discount                                  968,000        1,198,000
Changes in income taxes, net                             -            3,658,000
                                                ----------------  -------------

Standardized Measure, end of year                 $  2,951,000    $   9,678,000
                                                  =============  ===============

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

The directors and executive officers of the Company are as follows:
                                                                      Served as
         Name           Age  Position With the Company            Director Since
Patrick J. Duncan        36  President, Chief Financial Officer,       1995
                               and Director  (Term Expires 2000)

Steve A. Antry           43  Director (Term Expires 2001)              1996

Stephen L. Fischer       40  Director (Term Expires 2001)              1997

Homer C. Osborne (2)     69  Director (Term Expires 2001)              1994

James C. Ruane (1)(2)    64  Director (Term Expires 2001)              1980

Clemons F. Walker (2)    59  Director (Term Expires 1999)              1996

William F. Warnick (1)(2)51  Chairman of the Board and
                             Director (Term Expires 1999)              1988

    (1) Member of the Audit Committee of the Board of Directors.
    (2) Member of the Compensation Committee.

    The Company's Board of Directors held 12 meetings during 1998. One meeting was held by unanimous written consent signed by all directors without an actual meeting and eleven were actual meetings at which all directors attended except for Steve A. Antry who missed two meetings.

    The Company has an audit committee, consisting of James C. Ruane and William
F. Warnick which met once in 1998. The functions of the audit committee are to review financial statements, meet with the Company's independent auditors and address accounting matters or questions raised by the auditors.

     The Company has a compensation committee consisting of James C. Ruane, Homer C. Osborne, Clemons F. Walker and William F. Warnick, which met once in 1998. The functions of the compensation committee are to review compensation of officers and employees and administer and award options under all stock option plans of the Company.

      Patrick J. Duncan has been the President of the Company since November 1998 and Chief Financial Officer of the Company since September 1994, the Company's Corporate Secretary since April 1995 and the Company's Treasurer since March 1996. In addition to managing the day-do-day activities of the Company, Mr. Duncan is responsible for all the financial, accounting and administrative reporting and compliance required by his individual job titles. Mr. Duncan was an Audit Manager with HEIN + ASSOCIATES LLP, Certified Public Accountants, from 1991 until joining the Company as the Company's Controller in April 1994. From 1988 until 1991, Mr. Duncan was an Audit Supervisor with Coopers & Lybrand, Certified Public Accountants. Mr. Duncan received a B.S. degree from the University of Wyoming in 1985.

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

    Stephen L. Fischer joined Beta Capital Group, Inc., a financial consulting firm located in Newport Beach, California, in March 1996 as Vice President. Between 1991 and prior to joining Beta in 1996, Mr. Fischer was a Registered Representative of Peacock, Hislop, Staley & Given, an Arizona based investment banking firm. Since 1983, Mr. Fischer has held various positions in the financial services industry in investment banking, retail, and institutional sales, with a special emphasis on the oil and gas exploration sector. Mr. Fischer has been a private investor in the oil and gas industry for over a decade.

    Homer C. Osborne was an officer and director of Garrett Computing System, Inc., a petroleum engineering and computing firm, from 1967 until 1976, at which time he organized Osborne Oil Company as a wholly-owned subsidiary of Garrett Computing Systems, Inc. Mr. Osborne operated Osborne Oil Company as a separate entity from 1976 until 1998, when he sold the Company. Mr. Osborne is currently enjoying retirement.

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

    William F. Warnick has been a practicing attorney in Lubbock, Texas since 1971. He was elected as Chairman of the Board of Directors in July 1998. Mr. Warnick serves as the Texas Attorney General's appointee to the Texas School Board Land Commission and is a member of the American, Texas, and Lubbock Bar Associations. He is an oil and gas investor and has served in various management positions of private independent oil and gas companies.
Mr. Warnick received a B.A. degree in finance and a J.D. degree in 1971.

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

The following disclosure is based solely upon a review of the Forms 3 and 4 and any amendments thereto furnished to the Company during the Company's fiscal year ended December 31, 1998, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons. Based on this review the following person who was a director and beneficial owner of more than 10% of the Company's outstanding Common Stock during such fiscal year filed late reports on Forms 3 and 4.

Mr. Willard H. Pease, Jr., Mr. Patrick J. Duncan, and Mr. Clemons F. Walker each filed one late report on Form 4 reporting one transaction. All of the directors filed a late Form 4 at the end of the year reporting the Company's reverse stock split.

ITEM 10-EXECUTIVE COMPENSATION

Summary Compensation Table
The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the last three fiscal years by the Chief Executive Officer and those executive officers who received salary, bonus or other compensation in excess of $100,000 (these individuals are collectively referred to herein as the "Named Executive Officers"). The following information for the Named Executive Officers includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                        SUMMARY COMPENSATION TABLE
                                                                                  Long-Term
                               Annual Compensation                          Compensation Awards
                                                                          Restricted   Securities
Name and Principal                                                 Other     Stock      Underlying
Position                         Year  Salary (1)       Bonus   Compensation Awards    Options/SARs(#)
------------------------------  -----  ----------       -----     -------    -------   -------------

Patrick J. Duncan ............   1998   $104,370          None      None       None       None
    President and CFO (6) ....   1997   $ 79,791      $  5,000      None       None     24,500
                                 1996   $ 65,548      $  5,000(3)   None       None      2,900
Willard H. Pease, Jr .........   1998   $108,303      $ 25,000    $150,000(4)  None       None
    Former President and .....   1997   $ 93,270      $  5,000      None       None     25,000
    Chief Executive Officer(4)   1996   $ 78,530      $  5,000(3) $101,250(2)  None     11,040
J.N. Burkhalter ..............   1998       None          None      None       None       None
    Former V.P. Engineering ..   1997   $ 84,790          None    $138,050(5)  None      3,500
    and Production (5) .......   1996   $ 68,690      $  5,000(3)   None       None      2,700

     (1) Includes $240 contributed by the Company each year to a qualified 401(k) retirement plan.

     (2) At December 31, 1995 the Company owed $60,000 to Mr. Pease. This loan was unsecured, bore interest at 8% per annum and was originally due on January 31, 1996. On March 9, 1996 the Board of Directors agreed to change the terms of the note to allow the note to be convertible into the Company's common stock at $10.00 per share, the then current market rate, in exchange for a one-year extension on the note. On December 16, 1996 Mr. Pease elected to convert the note in its entirety, the note was canceled and Mr. Pease was issued 6,000 shares of the Company's restricted common stock. The $101,250 shown as other annual compensation represents the difference between the closing sales price as reported by NASDAQ on December 16, 1996 and the conversion price of $10.00 per share. No additional amounts have been shown as Other Annual Compensation because the aggregate incremental cost to the Company of personal benefits provided to Mr. Pease did not exceed the lesser of $50,000 or 10% of his annual salary in any given year.

     (3) On March 9, 1996 the Board of Directors granted Mr. Duncan, Mr. Pease and Mr. Burkhalter 500 shares each of the Company's common stock for prior services. The shares were valued at $5,000, or $10.00 per share, which represented the market price of the Company's common stock on the date of grant. The shares are fully vested.

     (4)  In  December  1998  Mr.  Pease's   employment  with  the  Company  was
terminated. In accordance with his amended employment agreement, Mr. Pease received a cash payment of $150,000 for severance.

     (5) Effective January 1, 1998, Mr. Burkhalter resigned his position as the Company's V.P. of Engineering and Production in light of the Company's anticipated sale of the Rocky Mountain assets. In connection with his resignation, Mr. Burkhalter received total severance of $138,050 consisting of office equipment and one vehicle valued at $5,850, and a future cash obligation of $132,200. The cash obligation will be paid in monthly installments through August 2000. This severance was granted by the Company, in part, pursuant to the terms of an employment agreement dated December 27, 1994.

     (6) Mr. Duncan was appointed by the Board of Directors as the Company's President on an interim basis to succeed Mr. Pease. No additional amounts have been shown as Other Annual Compensation because the aggregate incremental cost to the Company for personal benefits provided to Mr. Duncan did not exceed the lesser of $50,000 or 10% of his annual salary in any given year.

Option Grants in the Last Fiscal Year
There were no grants of stock options to the Named Executive Officers pursuant to the Company's Stock Option Plans during the fiscal year ended December 31, 1998.

Aggregated Option Exercises in the Last Fiscal Year and the Fiscal Year-End Option Values

Set forth below is information with respect to the unexercised options to purchase the Company's Common Stock held by Named Executive Officers at December 31, 1998. No options were exercised during fiscal 1998.

                       Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
                                                                 Number of
                                                                 Securities        Value of
                                                                 Underlying        Unexercised
                                                                 Unexercised       In-the-Money
                                                                 Options/SARs      Options/SARs
                                                                 at FY-End (#)     at FY-End ($)
                           Shares Acquired    Value Realized     Exercisable/      Exercisable/
 Name                        on Exercise (#)                   ($Unexercisable     Unexercisable
Patrick J. Duncan ...........   None             None            35,000/35,000      $ 0/0(1)
      President and
      Chief Financial Officer
Willard H. Pease, Jr ........   None             None            50,000/50,000      $0/0
      Former President and
      Chief Executive Officer

    (1) The value of the unexercised In-the-Money Options was determined by multiplying the number of unexercised options (that were in other money on December 31, 1998) by the closing sales of the Company's common stock on December 31,1998 (as reported by NASDAQ) and from that total, subtracting the total exercise price. No options were in-the-money at December 31, 1998.

Option and Warrant Repricing
In February 1998 the Board of Directors repriced 20,000 options that had been previously granted to Mr. Duncan from $27.50 to $17.50 per share. In November of 1998 the Board of Directors repriced 10,000 options that had previously been granted to Mr. Duncan from $17.50 to $5.00 per share.

In connection with the termination agreement with Willard H. Pease, Jr., the Board of Directors repriced 20,000 warrants previously granted to him from $27.50 to $5.00 per share.

Employment  Contract
Mr. Willard Pease, Jr.'s employment with the Company was terminated on December 7, 1998. Mr. Pease had been the Company's President and Chief Executive Officer. Pursuant to his amended employment agreement, Mr. Pease was paid $150,000 for severance and signed a formal Severance and Termination Agreement which canceled any further committment.

The Company reaffirmed the Employment Agreement of Patrick J. Duncan as the Company's President and Chief Financial Officer dated December 27, 1994 by a letter dated January 11, 1999 at an annual salary of $97,500. Upon termination or change of control, the Company is obligated to pay Mr. Duncan one to two year's salary.

Compensation of Directors
Directors who are employees or otherwise receive compensation from the Company do not receive additional compensation for service as directors. Outside directors each receive a $2,500 annual retainer fee, $750 per meeting attended and $100 per meeting conducted via telephone conference plus options to purchase 5,000 shares of the Company's common stock at the current market price each January 1st. All fees are paid in the form of Company restricted common stock. Outside directors serving on the Executive Committee receive a cash fee for the lessor of $75 per hour or $600 per day.

ITEM 11-  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of April 15, 1998, by (i) each of the Company's directors and officers, and (ii) each person or entity who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person or entity:

                        SECURITY OWNERSHIP OF MANAGEMENT

     Name and Address of          Amount and Nature of
       Officer or Director        Beneficial Ownership(1)     Percent of Class
-----------------------------     -----------------------     ----------------
Steve Allen Antry ..........        52,695 Shares    (2)           3.04%
Patrick J. Duncan ..........        36,563 Shares    (3)           2.62%
Stephen L. Fischer .........        21,965 Shares    (4)           1.28%
Homer C. Osborne ...........         5,256 Shares    (5)           0.31%
James C. Ruane .............        27,684 Shares    (6)           1.63%
Clemons F. Walker ..........        25,934 Shares    (7)           1.52%
William F. Warnick .........         8,919 Shares    (8)           0.53%
                                                     --             ----
  All Officers and Directors as a
  group (seven persons) .........   179,016 Shares   (9)           9.58%

                     SECURITY OWNERSHIP OF BENEFICIAL OWNERS

       Name and Address of                 Amount and Nature of      Percent
           Beneficial Owner               Beneficial Ownership(1)    of Class
Kayne Anderson, et al .................
   1800 Avenue of the Stars
   Second Floor
   Los Angeles, CA 90067 ..............   8,462,649 Shares(10)(11)    83.36%
State Street, et al
   Chase/Chemical Bank
   A/C State Street Bank & Trust Co. ..
   4 New York Plaza
   Ground Floor/Receive Window
   New York, NY 10004 .................   5,688,889 Shares(10)(12)    77.11%
Howard Amster IRA
   111 East Kilbourn Ave ..............
   Milwaukee, WI 53202 ................   142,222 Shares(10)           7.77%
The Madav IX Foundation
   1750 Euclid Avenue
   Cleveland, OH 44115 ................   284,444 Shares(10)          14.42%
Ramat Securities, Ltd. ................
   23811 Chagrin Blvd., Suite 200
   Beachwood, OH 44122 ................   92,444 Shares(10)            5.19%
Tamar Securities, Inc. ................
   23811 Chagrin Blvd., Suite 200
   Beachwood, OH 44122 ................   426,667 Shares(10)          20.17%

Security Ownership of Beneficial Owners
    as a Group (10 entities) ..........   15,097,315 Shares(10)(13)   89.94%(13)

(1) Beneficial owners listed have sole voting and investment power with respect to the shares unless otherwise indicated.

(2) Includes 300 shares that are owned directly by Mr. Antry, 750 shares underlying presently exercisable options, 6,146 shares underlying presently exercisable warrants, and 45,500 shares underlying presently exercisable warrants that are held by Mr. Antry's wife.

(3) Includes 1,563 shares owned directly by Mr. Duncan, 35,000 shares underlying presently exercisable options.

(4) Includes 895 shares owned directly by Mr. Fischer, 400 shares owned by his wife, and 20,670 shares underlying presently exercisable warrants.

(5) Includes 976 shares owned directly by Mr. Osborne and 4,280 shares underlying presently exercisable options.

(6) Includes 18,753 shares owned directly by Mr. Ruane, 456 shares held by Mr. Ruane as trustee for two trusts, over which shares Mr. Ruane may be deemed to have shared voting and investment power, 1,225 shares underlying presently exercisable warrants, 7,250 shares underlying presently exercisable options.

(7) Includes 10,913 shares owned directly by Mr. Walker, 14,271 shares underlying presently exercisable warrants, and 750 shares underlying presently exercisable options.

(8) Includes 3,169 shares owned directly by Mr. Warnick, 5,750 shares underlying presently exercisable options.

(9) Includes 37,424 shares owned, directly or indirectly, 53,780 shares underlying presently exercisable options, 87,812 shares underlying presently exercisable warrants.

(10) Includes the number of shares of Common Stock issuable upon conversion of outstanding Series B preferred stock at an assumed Conversion Price of $0.35. The Conversion Price of the Series B preferred stock is based on a discount to market, at the time of conversion, as defined in the amended Certificate of Designation (which is currently 25%). Accordingly, the number of shares issued upon conversion could be larger or smaller, depending on the applicable Conversion Price at the time of conversion. Also, this table does not include shares of Common Stock which would be issuable upon conversion of additional Series B Preferred Stock which might be issued to holders from time to time as payment in kind for dividends on outstanding Series B Preferred.

(11) The preferred stock is held by four entities which are effectively controlled by Kayne Anderson Investment Management, Inc., a Nevada corporation. The entities include Arbco Associates, L.P., Kayne Anderson Non-Tradition Investments, L.P., Offense Group Associates, L.P. and Opportunity Associates, L.P.

(12) The preferred stock is held by two entities, Marine Crew & Co, and Sandpiper & Co. that are effectively controlled by State Street Research and Management Company, a registered investment advisor.

(13) As of the date of this report, the Company does not have a sufficient number of authorized shares of common stock necessary for conversion of all outstanding Series B Preferred stock. Information set forth in this table assumes that the Company duly authorizes the issuance of additional shares and is based on the reported closing price of the Company's common stock on March 23, 1999.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

General and Overview -
From time to time, various officers and directors of the Company and their affiliates have participated in the drilling of oil and gas wells which were drilled and operated by the Company. All such persons and entities have taken working interests in the wells and have paid the drilling, completion and related costs of the wells on the same basis as the Company and all other working interest owners. On occasions of such participation the Company retained the maximum interest in the well that it could justify, given its cash availability and the risk involved.

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

Transactions with Beta Capital Group, Inc.-

In March 1996 the Company entered into a three-year consulting agreement with Beta Capital Group, Inc. ("Beta"). Beta's president, Steve Antry, has been a director of the Company since August 1996. The consulting agreement with Beta provides for minimum monthly cash payments of $17,500 plus reimbursement for out-of-pocket expenses. The Company also agreed to pay Beta additional fees, as defined in the agreement, that are based on a percentage of the gross proceeds generated from any public financing, private financing or from any warrants that are exercised during the term of the agreement. The following is a summary of amounts paid by the Company to Beta, or its agents, during the term of the agreement:

                                                                1998         1997         1996        Total
                                                          ----------   ----------   ----------   ----------
Monthly consulting fees ...............................   $  210,000   $  210,000   $  162,500   $  582,500
Reimbursement of out-of-pocket expenses ...............       37,123      167,236       94,700      299,059
Fees related to funds generated from private placements         --        320,933      163,000      483,933
Fees related to funds generated from warrant exercises          --        273,855        4,506      278,361
                                                          ----------   ----------   ----------   ----------
    Total .............................................   $  247,123   $  972,024   $  424,706   $1,643,853
                                                          ==========   ==========   ==========   ==========

In addition to the cash compensation, in 1996 the Company granted Beta warrants to purchase 100,000 shares of the Company's common stock for $7.50 per share. For financial statement reporting purposes, these warrants were valued at $294,000. As allowed under the terms of the agreement, Beta subsequently assigned 40,000 of those warrants to other parties, including 10,000 to a Mr. Richard Houlihan, a former director of the Company and 20,670 to Mr. Stephen Fischer, a current director of the Company (Mr. Fischer is also a principal of Beta). In March 1997, the Company granted Beta warrants to purchase an additional 10,000 shares of the Company's common stock at $37.50 per share. For financial statement reporting purposes, these warrants were valued at $60,000. All the warrants granted Beta expire in April 2001.

Transactions with Other Directors-

In July 1998 the Company's Board of Directors established an Executive Committee designed to manage the significant aspects of the Company's business on a committee basis. Mr. William F. Warnick, a director, was elected as Chairman of the Committee. In exchange for his services in 1998, Mr. Warnick received cash compensation of $44,010 plus $17,966 for reimbursement of out-of-pocket expenses.

In May 1997 the Company entered into a consulting agreement with R. Thomas Fetters, Jr., who also became a director of the Company in May 1997. The terms of the consulting agreement provide for monthly cash payments of $4,000 plus reimbursement for out-of-pocket expenses. Total amounts paid to Mr. Fetters in 1997 were $74,610 and $43,112 in 1998. In addition to the cash compensation Mr. Fetters also received warrants to purchase 1,500 shares of the Company's common stock at $12.50 per share and warrants to purchase an additional 10,000 shares at $30.00 per share. The contract was terminated in August 1998 and Mr. Fetters resigned as a Director in November 1998.

In July 1997, the Company acquired a .1% overriding royalty interest in the East Bayou Sorrel Field from an entity that Homer Osborne, a director of the Company, was a principal. The interest was acquired for $50,000, consisting of $40,000 cash and 315 shares of common stock valued at $10,000. Mr. Osborne received all of the common shares and $7,000 cash in the transaction.

Transactions  with Former  Officers-

On December 7, 1998, Mr. Willard H. Pease, Jr.'s employment with the company was terminated. Mr. Pease was formerly the President, Chairman and CEO. In connection with his termination and pursuant to the terms of his amended employment agreement, Mr. Pease received a cash payment of $150,000 for severance.

Effective January 1, 1998, Mr. J. N. Burkhalter resigned as the Company's V.P. of Engineering and Production in light of the Company's anticipated sale of the Rocky Mountain assets. In connection with this resignation, the Company entered into a Retirement, Severance and Termination of Employment Agreement with Mr. Burkhalter that provided for total severance of $138,050. The severance consisted of office equipment and one vehicle valued at $5,850 and a cash obligation of $132,200, which will be paid in monthly installments through August 2000.

                                     PART IV


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.                   Description and Method of Filing

(3.1)                 Articles of Incorporation, as amended.
(3.2)                 Certificate of Amendment to the Articles of Incorporation
                      filed on June 23, 1993.
(3.3)                 Certificate of Amendment to the Articles of Incorporation
                      filed on June 29, 1993.
(3.4)                 Plan of Recapitalization
(3.5)                 Certificate of Amendment to the Articles of Incorporation
                      filed on July 5, 1994.
(3.6)                 Certificate of Amendment to the Articles of Incorporation
                      filed on December 19, 1994. (2)
(3.7)                 Certificate of Amendment to Article IV of the Articles of
                      Incorporation incorporated  by  reference to Exhibit 3(i)
                      of the Registrant's Form 8-K dated June 11, 1997.(7)
(3.8)                 Certificate of Change in Number of Authorized Shares of
                      Common Stock dated November 18, 1998
(3.9)                 Bylaws, as amended and restated May 11, 1993.
(4.4)                 Amendment to the Certificate of Designation of Series B 5%
                      PIK Cumulative  Convertible Preferred Stock,  incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K dated
                      December 31,1997.(8)
(10.2)                1990 Stock Option Plan.
(10.3)                1993 Stock Option Plan
(10.4)                1994 Employee Stock Option Plan. (2)
(10.6)                Employment Agreement effective December 27, 1994 between
                      Pease Oil and Gas Company and Patrick J. Duncan. (2)
(10.8)                Agreement dated August 15, 1994, between Hewlett-Packard
                      Company, Loveland Gas Processing Co., Ltd., Pease Oil and
                      Gas Company and Pease Operating Company. (2)
(10.9)                Agreement between Beta Capital Group, Inc., and Pease Oil
                      and Gas Company dated  March 9, 1996. (3)
(10.10)               Form of Warrants issued to Beta Capital Group, Inc.(11)
(10.11)               1996 Stock Option Plan.(11)
(10.13)               Purchase and Sale Agreement dated December 31, 1996 by and between Atocha Exploration, Inc., Browning Oil Company,
                      Inc., Potosky Oil and Gas, Inc. and Pease Oil and Gas
                      Company. (4)
(10.14)               Letter Agreement dated February 4, 1997 by and between
                      National Energy Group, Inc. and Pease Oil and Gas
                      Company. (5)
(10.15)               Purchase and Sale Agreement dated February 26, 1997 with
                      Transworld Exploration & Production, Inc. (6)
(10.16)               1997 Long Term Incentive Option Plan (12)
(10.17)               Preferred Stock Investment Agreement dated December 31,
                      1997.(9)
(10.18)               Letter Agreement dated 1/16/98 between National Energy
                      Group, Inc. and Pease Oil and Gas Company.(12)
(10.19)               Letter Agreement dated 7/22/97 between National Energy
                      Group, Inc., Sullivan & Company 3-D Program 1, LLC and
                      Willisco, Inc.(12)
(10.20)               Agreement between National Energy Group, Inc. and Acadian
                      Geophysical Services, Inc.(12)
(10.21)               Exploration Agreement dated 8/1/97 between Parallel
                      Petroleum Corporation, TAC Resources, Inc., Allegro
                      Investments, Inc., Beta Oil and Gas Company, Pease Oil and Gas Company, Four-Way Texas, LLC, Meyer Financial
                      Services, inc. and Wes-Tex Drilling Corporation regarding the Texana Prospect (12)
(10.22)               Exploration Agreement dated 8/1/97 between Parallel
                      Petroleum Corporation, TAC Resources, Inc., Allegro
                      Investments, Inc., Beta Oil and Gas Company, Pease Oil and
                      Gas Company, Four-Way Texas, LLC, Meyer Financial
                      Services, inc. and Wes-Tex Drilling Corporation regarding the Formosa Prospect (12)

(10.23) Exploration Agreement dated 1/1/97 between Parallel Petroleum Corporation, Sue-Ann Production Company, TAC Resources, Inc., Allegro Investments, Inc., Beta Oil and Gas Company, Pease Oil and Gas Company, Meyer Financial Services, Inc., Four-Way Texas, LLC regarding the
                      Ganado Prospect (12)
(10.24) Retirement, Severance and Termination of Employment Agreement from James N. Burkhalter dated 1/1/98. (12)
(10.25) Letter Agreement dated May 20, 1998 between National Energy Group, Inc. and Pease Oil and Gas Company
(10.26) Amended Employment Agreement effective November 1, 1998 between Willard H. Pease,Jr.and Pease Oil and Gas
                      Company
(10.27) Severance and Termination of Employment Agreement effective December 7, 1998 between Willard H. Pease, Jr. and Pease Oil and Gas Company
(10.28) Confirmation of Employment Contract effective January 11, 1998 between Patrick J. Duncan and Pease Oil and Gas Company
(10.29) Engagement Letter of San Jacinto Securities, Inc. dated September 4, 1998 with Pease Oil and Gas Company
(21)                  List of Subsidiaries
(23.2) Consent of Netherland, Sewell & Associates, Inc., Consulting Petroleum Engineers
(23.3)                Consent of Hein + Associates LLP, Certified Public
                      Accountants
(27)                  Financial Data Schedule.

Footnotes for Exhibits:
    (1) Incorporated by reference to Registration Statement No. 33-64448 on Form SB-2.
    (2) Incorporated by reference to the Registrant's 1994 Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
    (3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
    (4) Incorporated  by  reference  to Form 8-K filed  January 10,  1997.
    (5) Incorporated  by  reference  to  Form  8-K  filed  February  19,  1997.
    (6) Incorporated by reference to Form 8-K filed March 17, 1997.
    (7) Incorporated by reference to Form 8-K filed June 11, 1997.
    (8) Incorporated by reference to Form 8-K filed December 24, 1997.
    (9) Incorporated  by reference to Form 8-K filed January 13, 1998.
    (10)Incorporated by reference to Form 8-K filed March 9, 1998.
    (11)Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
    (12)Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(b) Reports on Form 8-K: The Company filed the following reports on Form 8-K for the period October 1, 1998 through the date of this report:

         Item Reported               Date                Financial Statements
         -------------    ----------------------       ----------------------
    (1)        5,7        September 30, 1998             None - Not Applicable
    (2)        5          December 1, 1998               None - Not Applicable
    (3)        5          December 12, 1998              None - Not Applicable

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEASE OIL AND GAS COMPANY

Date: March 31, 1999                By:/s/ Patrick J. Duncan   .
                                       -------------------------------------
                                       Patrick J. Duncan
                                       President, Chief Financial Officer
                                       And Principal Accounting Officer

Date: March 31, 1999                By: /s/ William F. Warnick
                                       --------------------------------------
                                       William F. Warnick
                                       Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 31, 1999                By:/s/ Patrick J. Duncan   .
                                       -------------------------------------
                                       Patrick J. Duncan
                                       President, Chief Financial Officer

Date: March 31, 1999                By:/s/ Steve A. Antry
                                       ----------------------------------------
                                       Steve A. Antry, Director

Date: March 31, 1999                By:/s/ Stephen L. Fischer
                                       -------------------------------------
                                       Stephen L. Fischer

Date: March 31, 1999                By:/s/ Homer C. Osborne
                                       -----------------------------------
                                       Homer C. Osborne, Director

Date: March 31, 1999                By:/s/ James C. Ruane
                                       -------------------------------------
                                       James C. Ruane, Director

Date: March 31, 1999                By:/s/ Clemons F. Walker
                                       -----------------------------------
                                       Clemons F. Walker, Director

Date: March 31, 1999                By: /s/ William F. Warnick
                                       --------------------------------------
                                       William F. Warnick, Director
                                       Chairman of the Board