Form 10QSB
period 1999-03-31
PEASE OIL & GAS CO /CO/
filed 1999-05-10
CIK 76878

-------------------------------------------------------------------------------

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     As of May 5, 1999 the registrant had 1,688,698 shares of its $0.10 par value Common Stock issued and outstanding.

Transitional Small Business Issuer Disclosure Format (check one):  Yes ____
No   X

------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                         PAGE
                                                                        NUMBER

PART I - Financial Information
  Item 1.  Unaudited Financial Statements
     Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998 3 Consolidated Statements of Operations For the Three Months Ended
         March 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . .4
     Consolidated Statements of Cash Flows For the Three Months Ended
         March 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . .5
     Notes to Consolidated Financial Statements   . . . . . . . . . . . .  .6
  Item 2.  Management's Discussion and Analysis  . . . . . . . . . . . . . .7
         Liquidity, Capital Expenditures and Capital Resources   . . . . . .7
       Results of Operations  . . . . . . . . .  . . . . . . . . . . . . . .9
         Overview  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
         Divestment of Rocky Mountain Assets. . . . . . . . . . . . . . . . 9
         Total Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .9
         Oil and Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
         Well Administration and Other Income  . . . . . . . . . . . . . . .11
         Consulting Arrangement - Related Party . . . . . . . . . . . . . . 11
         General and Administrative   . . . . . . . .  . . . . . . . . . . .12
         Depreciation, Depletion and Amortization  . . . . . . . . . . . . .12
         Interest Expense  .  . . . . . . . . . . . . . . . . . . . . .  . .12
         Impairment Expense - Oil and Gas Properties. . . . . . . . . . . . 13
         Dividends and Net Loss Per Common Share. . . . . . . . . . . . . . 13
      Other Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
         Disclosure Regarding Forward-Looking Statements . . . . . . . . . .13
         Year 2000 Issue . . . . . . . . . . . . . . . . . . . . . . . . . .14
PART II - Other Information . . . . . . . . . . . . . . . . . . . . . . . . 15
     Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .15
     Item 2.  Changes in Securities . . . . . . . . . . . . . . .  . . . . .15
     Item 3.  Defaults Upon Senior Securities . . . . . . . . . .  . . . . .16
     Item 4.  Submission of Matters to a Vote of Security Holders. . . . . .16
     Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . .16
     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 16
PART III - Signatures . . . . . . . . . . . . . . . . . . . . . .  . . . . .16

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
                                                      1999              1998
                                                   (unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and equivalents ........................  $    960,339   $   1,049,582
   Trade receivables ...........................       261,241         420,460
   Prepaid expenses and other ..................       178,918         170,687
   Assets held for sale ........................        27,750         100,000
        Total current assets ...................     1,428,248       1,740,729
OIL AND GAS PROPERTIES, at cost
(full cost method):
   Unevaluated properties ......................     2,932,158       2,816,475
   Costs being amortized .......................    16,970,677      16,834,274
        Total oil and gas properties ...........    19,902,835      19,650,749
   Less accumulated amortization ...............   (14,140,265)    (13,883,174)
        Net oil and gas properties .............     5,762,570       5,767,575
 OTHER ASSETS:
   Debt issuance costs, net ....................       287,992         322,551
   Office equipment and vehicles, net ..........        70,352          74,623
   Deposits and other ..........................         7,493           7,493
          Total other assets ...................       365,837         404,667
TOTAL ASSETS ...................................  $  7,556,655    $  7,912,971

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt ..........$      5,908    $      5,825
   Accounts payable, trade ........................    276,886         310,447
   Accrued expenses ...............................    275,795         322,569
         Total current liabilities ................    558,589         638,841
LONG-TERM DEBT, less current maturities: ..........  2,346,542       2,293,261
STOCKHOLDERS' EQUITY:
   Preferred  Stock,  par value $0.01 per share,
       2,000,000  shares  authorized, 106,078  and
       107,336  shares of Series B 5% PIK Cumulative
       Convertible Preferred  Stock  issued  and
       outstanding,   respectively   (liquidation
       preference of $5,303,900 at 3/31/99)              1,061           1,073
   Common Stock, par value $0.10 per share,
       4,000,000 shares authorized, 1,688,698
       and 1,601,062 shares issued and
       outstanding, respectively .................     168,870         160,106
   Additional paid-in capital ..................... 37,704,909      37,811,006
   Accumulated deficit ............................(33,223,316)    (32,991,316)
         Total stockholders' equity ...............  4,651,524       4,980,869
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......$   7,556,655   $   7,912,971

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                         For The Three Months
                                                            Ended March 31,
                                                           1999          1998
REVENUE:
   Oil and gas sales .............................   $   411,794    $   591,608
   Gas plant, service and supply .................          --          245,268
   Well administration and other income ..........           106         15,654
        Total revenue ............................       411,900        852,530
OPERATING COSTS AND EXPENSES:
   Oil and gas production costs ..................        84,476        320,640
   Gas plant, service and supply .................          --          221,739
   Consulting arrangement-related party ..........        37,750         62,912
   General and administrative ....................       179,660        257,655
   Depreciation, depletion and amortization ......       263,375        353,137
   Impairment expense - oil and gas properties ...          --          478,043
                Total operating costs and expenses       565,261      1,694,126
LOSS FROM OPERATIONS .............................      (153,361)      (841,596)

OTHER INCOME (EXPENSES):
   Interest income ...............................        11,291         67,014
   Interest expense ..............................       (89,930)          (246)
NET LOSS .........................................   $  (232,000)   $  (774.828)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS .......   $  (298,346)   $(1,628,167)
NET LOSS PER COMMON SHARE ........................   $     (0.18)   $     (1.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING ......................................     1,626,100      1,579,100

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For The Three Months
                                                                             Ended March 31,
                                                                          1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ......................................................   $  (232,000) $    (774,828)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
            Depreciation, depletion and amortization .............       263,375        353,137
            Impairment expense ...................................          --          478,043
            Amortization of debt discount and issuance costs .....        89,393           --
            Changes in operating assets and liabilities:
                   (Increase) decrease in:
                        Trade receivables ........................       159,219        412,068
                        Inventory ................................          --           25,050
                        Prepaid expenses and other assets ........        (8,231)       (37,243)
                    Increase (decrease) in:
                        Accounts payable .........................         6,794        (27,299)
                        Accrued expenses .........................       (46,034)         9,098
            Net cash provided by (used in) operating activities ..       232,516        438,026
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant and equipment ........      (294,455)    (3,373,669)
   Proceeds from sale of property and equipment ..................        72,250          7,420
      Net cash provided by (used in) investing activities ........      (222,205)    (3,366,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of warrants ............................          --              939
   Repayment of long-term debt ...................................        (1,469)        (1,597)
   Payment of Series B Preferred Stock Dividends .................       (67,085)          --
   Purchase and retirement of Series B Preferred Stock ...........       (31,000)          --
   Offering costs ................................................          --         (146,765)
      Net cash provided by (used in) financing activities ........       (99,554)      (147,423)
 INCREASE (DECREASE) IN CASH AND EQUIVALENTS .....................       (89,243)    (3,075,646)
 CASH AND EQUIVALENTS, beginning of period .......................     1,049,582      6,547,804

 CASH AND EQUIVALENTS, end of period .............................   $   960,339    $ 3,472,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid for interest ........................................   $    70,672    $   100,772

   Cash paid for income taxes ....................................   $      --      $      --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
   Debt incurred for purchase of vehicles ........................   $      --      $    32,609
   (Increase) Decrease in payables for oil & gas exploration
         activities ..............................................       (40,359)     1,072,413
   Capitalized portion of amortized debt discount & issuance costs          --          132,046

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of Pease Oil and Gas Company (the Company) for the year ended December 31, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-KSB for the year ended December 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-KSB.

Note 2 - Dividends and Net Loss Per Common Share:

Net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. All common stock equivalents have been excluded from the computations because their effect would be antidilutive.

The net loss applicable to common stockholders is determined by adding any dividends accruing to the benefit of the preferred stockholders to the net loss. The dividends included for this calculation include: 1) paid dividends; 2) accrued but unpaid dividends; and 3) any imputed dividends attributable to the beneficial conversion feature. Accordingly, the net loss applicable to common stockholders includes the following charges associated with the Series B Preferred Stock that was issued on December 31, 1997:

                                          For the Three Months Ended March 31,
                                                 1999                  1998
         Dividends declared                $    66,346          $     70,833
         Imputed non-cash dividend                -                  782,506
                  Total                    $    66,346           $   853,339

The Series B Preferred Stock became convertible into common stock on April 1, 1998 at a conversion price equal to a 12% discount to the average trading price of the common stock prior to conversion. This discount increased monthly through March 1999 when the discount topped out at 25% (this discount is considered a "beneficial conversion feature"). This additional non-cash imputed dividend charge included in the net loss applicable to common stockholders represents the intrinsic value of the discount applicable through the period presented. No additional non-cash imputed dividend charges will be incurred in future periods since the conversion discount topped out at 25% during the first quarter of 1999. The holders of the Series B Preferred Stock are entitled to dividends equal to $2.50 per annum, payable quarterly in cash or additional shares of Series B Preferred Stock at the option of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity, Capital Expenditures and Capital Resources At March 31, 1999, the Company's cash balance was $960,339 with a positive working capital position of $869,659, compared to a cash balance of $1,049,582 and a positive working capital position of $1,101,888 at December 31, 1998. The change in the Company's cash balance is summarized as follows:

 Cash balance at December 31, 1998                         $  1,049,582
 Sources of Cash:
       Cash provided by operating activities                    232,516
   Proceeds from the sale of property and equipment              72,250
          Total Sources of Cash                                 304,766
 Uses of Cash:
   Capital expenditures for exploration activities             (292,439)
   Series B Preferred Stock dividends                           (67,085)
   Purchase and retirement of Series B Preferred Stock          (31,000)
       Capital expenditures for office equipment                 (2,016)
   Repayment of long term debt                                   (1,469)
          Total uses of cash                                   (394,009)
   Cash balance at March 31, 1999                          $    960,339

As noted, most of the Company's uses of cash were deployed in exploration activities in the Gulf Coast which are summarized as follows (the difference between the total cash paid for exploration activities in the above table and the amount illustrated below, relates to the changes in accounts payable at December 31, 1998 and March 31, 1999):

                                                             PROGRAM OPERATOR
                                     NEGX       Parallel      AHC        Other     Total          %
Category:
  Successful Wells .............   $   --      $   --      $ 94,537    $   --      $ 94,537      38%
  Exploratory Dry Holes ........       --        15,545        --          --        15,545       6%
  Land, G&G Costs on Seismic
     Programs ..................     13,283      54,191        --          --        67,474      27%
  Capitalized Interest .........       --          --          --        68,610      68,610      27%
  Other Exploration Costs ......       --          --          --         5,914       5,914       2%
         Total Exploration Costs   $ 13,283    $ 69,736    $ 94,537    $ 74,524    $252,080     100%
         Percent ...............         5%         28%         37%         30%        100%

The anticipated capital requirements for 1999 related to the Company's Gulf Coast exploration program are more thoroughly discussed in the Company's 1998 Annual Report on Form 10-KSB. There have been no significant changes in the expected capital requirements as of the date of this report and under the existing commitments, will be at least $380,000 for the remainder of 1999.

In 1999 the Company will focus its activities on cultivating its existing exploration program in the Gulf Coast region, principally in Louisiana and Texas. This activity will focus on what the Company considers its three core areas in the Gulf Coast, which are:

1. The East Bayou Sorrel Area in Iberville Parish, Louisiana, operated by National Energy Group, Inc. ("NEGX");

2. The Maurice Prospect in Fayetteville Parish, Louisiana, operated by Amerada Hess Corporation ("AHC"); and

3. The Formosa, Texana and Ganado 3-D prospects encompassing 130,000 acres in and around Jackson County, Texas, operated by Parallel Petroleum ("Parallel").

In December 1998 National Energy Group, Inc. filed an Involuntary Petition for an Order and Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. As operator of the East Bayou Sorrel field, which yields approximately 50% of the Company's current production, the bankruptcy petition might adversely affect future development or operation of the field; however, the Company does not expect that its interest in the field or production from currently existing wells will be affected.

The Company does have an unsecured claim in the bankruptcy proceeding for various amounts which the Company believes were paid to National Energy Group, Inc. as operator in connection with the drilling of existing wells. Collection of these amounts may be delayed or may not occur, pending disposition of National Energy Group, Inc.'s reorganization proceeding. The total claim is approximately $80,000. However, no amount has been recorded in the financial statements as of March 31, 1999.

Under the existing commitments related to these three areas, the following table summarizes the range of expected capital requirements for the remainder of 1999 by program: Estimated Investment Operator Minimum Maximum

East Bayou Sorrel Area                       $       -           $   400,000
Formosa, Texana, and Ganado Prospects           130,000              430,000
Maurice Prospect                                250,000              500,000
      Total                                  $  380,000          $ 1,330,000

Given the range of potential capital requirements for the remainder of 1999, the Company's current and anticipated cash position may not be sufficient to cover the future working capital and exploration obligations. The Company has vigorously explored various alternatives for additional sources of capital. However, with the hyper-dilutive potential of the outstanding Series B Preferred Stock (should the holders elect to convert into common stock), the Company has been unable to attract additional equity capital. For example, using the Company's recent common stock price of $0.40, and applying the applicable discount of 25%, should all the holders of the Series B Preferred Stock elect to convert into common stock, the Company would be required to issue approximately
17.7 million shares in the conversion. This would represent approximately 90% of the then outstanding common shares. Presently, the Company has only 4.0 million shares of common stock authorized and is obligated under the terms of the Preferred Stock Agreement to seek approval of additional authorized shares at its next meeting of stockholders to allow for conversion should the Preferred stockholders choose to do so. However, it cannot be determined at this time whether or not additional common shares will be authorized by the common shareholders and if not, what the consequences may be.

In September 1998, the Company engaged San Jacinto Securities, Inc. ("SJS"), an investment banking firm located in Dallas, Texas, to assist the Company in pursuing various strategic alternatives. Their efforts have focused primarily on seeking a potential merger candidate for the Company. Although no formal agreement has been reached, the Company is engaged in an ongoing dialogue with several potential candidates. However, no assurance can be given at this time whether or not a merger transaction will eventually occur, what consideration may be offered to the Company in such a transaction, or whether an offer to merge will be accepted by the Company or its shareholders. In exchange for their services, SJS has been paid a $150,000 non-refundable cash fee and will receive an additional 3% of the merger value in excess of $5.0 million should it occur. In addition, should a merger occur, the Company will be obligated to pay out of its existing working capital approximately $225,000 to the Company's President/CFO in connection with the severance terms included in his employment agreement.

The collapse of the oil market has significantly impaired the marketability and value of the Company's existing assets, hindered negotiations for a potential merger and limited the ability to raise additional capital. Therefore, it cannot be determined at this time what courses of action will ultimately be taken by the Company. If a merger cannot be consummated within a reasonable period of time and under reasonable terms, then the Company may have to seek additional financing. However, the Company's common stock was delisted from the Nasdaq SmallCap electronic market system on January 14, 1999 for failure to maintain an average bid price of at least $1.00 per share. The stock is now listed on the over-the-counter market on the NASD Bulletin Board (OTC BB). It is believed that this delisting will have a material negative impact on the Company's ability to raise additional equity capital. Therefore, it is unclear at this time what alternatives for future working capital will be available, or to what extent the potential dilution to the existing shareholders may be. If additional sources of financing are not ultimately available, the company may have to consider other alternatives, including the sale of existing assets, cancellation of existing exploration agreements, farmouts, joint ventures, restructuring under the protection of the Federal Bankruptcy Laws and/or liquidation.

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

Divestment  of Rocky  Mountain  Assets
During the fourth quarter of 1997, the Company's Board of Directors determined that the Company's long-term strategy had shifted to exploration and development activities in the Gulf Coast region and that the Rocky Mountain assets should ultimately be divested. This divestment was substantially completed in 1998. Accordingly, the Rocky Mountain revenues, costs, operating margins and cash flows historically generated and discussed under the captions "Oil and Gas", "Gas Plant, Service and Supply", and "Well Administration and Other Income" will no longer be part of the Company's future operations. Since these assets included a significant portion of the Company's historical operations, the sale of these assets has and will have an immediate and material negative impact on the Company's future cash flows and results of operations.

Total Revenue
Total Revenue from all operations was as follows:

                                           For the Three Months Ended March 31,
                                                   1999               1998
                                              Amount      %      Amount      %

Oil and gas sales                           $  411,794  100%  $   591,608   69%
Gas plant, service and supply                     -               245,268   29%
Well administration and other income               106   Nil       15,654    2%
     Total revenue                         $   411,900  100%  $   852,530  100%

The decrease in total revenue, along with any known trends or changes that effect revenue on a line-by-line basis, are discussed in the following paragraphs under their respective captions.

Oil and Gas Operating statistics for oil and gas production for the periods presented are as follows:

                                              For the Three Months
                                                 Ended March 31,
                                                1999          1998
Production:
   Oil (Bbls)
        Rocky Mtns ...........................    --          18,795
        Gulf Coast ...........................  18,171         9,896
             Combined Total ..................  18,171        28,691
   Gas (Mcf)
        Rocky Mtns ...........................    --          84,967
        Gulf Coast ........................... 107,356        30,955
              Combined Total ................. 107,356       115,922
   BOE (6:1)
        Rocky Mtns ...........................    --          32,956
        Gulf Coast ...........................  36,064        15,055
              Combined Total .................  36,064        48,011
Average Collected Price:
   Oil (per Bbl)
        Rocky Mtns ...........................    --       $   13.43
        Gulf Coast ...........................   10.87         14.79
              Combined Average ...............   10.87     $   13.90
   Gas (per Mcf)
         Rocky Mtns ..........................    --       $    1.44
         Gulf Coast ..........................    2.00          2.27
              Combined Average ...............    2.00     $    1.66
   Per BOE (6:1)
         Rocky Mtns ..........................    --       $   11.38
         Gulf Coast ..........................   11.42         14.38
              Combined Average ...............   11.42     $   12.32

 Operating Margins:
    Rocky Mtns:
        Revenue -
                 Rocky Mtns. - Oil ...........    --       $ 252,420
                 Rocky Mtns. - Gas ...........    --         122,639
                                                  --         375,059
        Costs ................................    --        (292,705)
                 Operating Margin ............    --       $  82,354
                 Operating Margin Percent ....    --              22%
Gulf Coast:
        Revenue -
                 Gulf Coast - Oil ............ 197,534     $ 146,317
                 Gulf Coast - Gas ............ 214,260        70,232
                                               411,794       216,549
        Costs ................................ (84,476)      (27,935)
                 Operating Margin ............ 327,318     $ 188,614
                 Operating Margin Percent ....      79%           87%

Oil and Gas continued:
                                                   For the Three Months
                                                       Ended March 31,
                                                    1999           1998
Combined Totals:
        Revenue ..............................   $ 411,794     $ 591,608
        Costs ................................     (84,476)     (320,640)
                 Operating Margin ............   $ 327,318     $ 270,968
                 Operating Margin Percent ....          79%           46%
Production Costs per BOE before DD&A:
        Rocky Mtn Region .....................   $    --       $    8.88
        Gulf Coast Region ....................        2.34          1.86
                 Combined Average ............   $    2.34     $    6.68
Change in Revenue Attributable to:
        Production ...........................   $(160,455)
        Price ................................     (19,359)
Total Decrease in Revenue ....................   $(179,814)

The operating costs per BOE for the Gulf Coast properties increased in 1999 when compared to the same period in 1998, primarily because certain state production tax relief initiatives for the wells in E. Bayou Sorrel expired. These tax relief measures allowed for no production taxes to be paid during the first two years on a qualified deep or discovery well in Louisiana.

Gas Plant,  Service and Supply
As previously discussed, the Company sold these assets in 1998. However, the historical operating results are as follows:

                                                 For the Three Months
                                                    Ended March 31,
                                                 1999           1998
     Revenue                                     $ -        $ 245,268
     Cost                                          -         (221,739)
           Operating Margin                      $ -        $  23,529
           Operating %                             -              10%

Well  Administration  and Other Income
This revenue primarily represents the revenue generated by the Company for operating oil and gas properties. The decrease in 1999 when compared to 1998 is primarily attributed to the sale of the Rocky Mountain oil and gas properties in 1998. The Company is currently a non-operator and expects very little other income in future periods.

Consulting  Arrangement - Related Party
In March 1996 the Company entered into a three-year consulting agreement with Beta Capital Group, Inc. ("Beta"). Beta, located in Newport Beach, California, specializes in emerging companies with both capital needs and market support requirements. Beta's chairman, Steve Antry, has been a director of the Company since August 1996. The consulting agreement with Beta provided for minimum monthly cash payments of $17,500 plus reimbursement for out-of-pocket expenses. The contract ended in February 1999.

General and Administrative
The decrease in general and administrative ("G&A") expenses of approximately $78,000 during the first quarter of 1999 when compared to the same period in 1998 is summarized as follows:

$   45,000      -    Net reduction of payroll costs substantially
                     attributed to the elimination of administrative
                     positions.
    15,000      -    Legal and accounting.
    10,000      -    Travel and entertainment costs.
     5,000      -    Consulting services.
     3,000      -    All other, net.
$   78,000

The Company has and will take steps to significantly reduce future G&A costs, and expects "core" G&A costs in 1999 to be approximately $60,000 to $80,000 per month. However, additional amounts may be incurred in connection with the efforts to find, evaluate and consummate a future merger transaction.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented by cost center consisted of the following:
                                             For the Three Months Ended March 31
                                                           1999         1998
         Oil and Gas Properties - Gulf Coast          $   257,091     $ 134,167
         Oil and Gas Properties - Rocky Mountains            -          102,919
         Gas Plant, Service and Supply Operations            -          103,959
         Furniture and Fixtures                             6,284        12,092
                                                       -----------     --------
           Total                                      $   263,375     $ 353,137
                                                        ==========     ========

DD&A for the oil and gas properties, per BOE, for the periods presented is as follows:

         Gulf Coast                                   $     7.13      $    8.92
         Rocky Mountains                                     -             3.12
         Combined Total                                     7.13           4.94

DD&A for the oil and gas properties is computed based on one full cost pool using the total estimated reserves at the end of each period presented and prior to applying the ceiling test discussed later in this section under "Impairment Expense". The estimated portion of DD&A for the Gulf Coast is illustrated here for analysis purposes only.

Interest Expense
Total interest incurred, and its allocation, for the periods presented is as follows:
                                           For the Three Months Ended March 31,
                                                   1999                1998
                                              --------------       -------------
     Interest paid or accrued                  $   69,147         $   98,261
     Amortization of debt discount                 54,834             80,946
     Amortization of debt issuance costs           34,559             51,101
                                              --------------       -------------
           Total interest incurred                158,540            230,308
     Interest capitalized for exploration
     activities                                  ( 68,610)          (230,062)
                                              --------------       -------------
           Interest expense                    $   89,930         $      246
                                               ============        ============

The lower interest incurred in 1999 when compared to 1998 is substantially attributed to the reduction of outstanding debt. In connection with the sale of the Rocky Mountain assets in 1998, the Company paid down $1.2 million (or 30%) of the outstanding convertible debentures. This reduced the outstanding principal from $4.0 million to $2.8 million.

Impairment - Oil and Gas Properties
The Company uses the full cost method of accounting for oil and gas activities. The full cost method regards all costs of acquisition, exploration, and development activities as being necessary for the ultimate production of reserves. All of those costs are incurred with the knowledge that many of them relate to activities that do not result directly in finding and developing reserves. However, the benefits obtained from the prospects that do prove successful, together with benefits from past discoveries, may ultimately recover the costs of all activities, both successful and unsuccessful. Thus, all costs incurred in those activities are regarded as integral to the acquisition, discovery, and development of reserves that ultimately result from the efforts as a whole and are thereby associated with the Company's proved reserves. Establishing a direct cause-and-effect relationship between costs incurred and specific reserves discovered, which is the premise under successful efforts, is not relevant to the full cost concept. However, the costs accumulated in the Company's full cost pool are subject to a "ceiling", as defined by Regulation SX Rule 4-10(e)(4). As prescribed by the corresponding accounting standards for full cost, all the accumulated costs in excess of the ceiling, are to be expensed by a charge to impairment. The Company incurred an impairment charge of $478,043 during the first quarter of 1998 as a result of dry holes and the continuing collapse of oil and gas prices between December 31, 1997 and March 31, 1998 that substantially lowered the "ceiling" of the full cost pool. No impairment charge was recognized during the first quarter of 1999.

Dividends and Net Loss Per Common Share
Net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. All common stock equivalents have been excluded from the computations because their effect would be antidilutive.

The net loss applicable to common stockholders is determined by adding any dividends accruing to the benefit of the preferred stockholders to the net loss. The dividends included for this calculation include: 1) paid dividends; 2) accrued but unpaid dividends; and 3) any imputed dividends attributable to the beneficial conversion feature. Accordingly, the net loss applicable to common stockholders includes the following charges associated with the Series B Preferred Stock that was issued on December 31, 1997:

                                           For the Three Months Ended March 31,
                                              1999                 1998
                                           -------------       -----------------
         Dividends declared                $    66,346          $   70,833
         Imputed non-cash dividend                -                782,506
              Total                        $    66,346          $  853,339

The Series B Preferred Stock became convertible into common stock on April 1, 1998 at a conversion price equal to a 12% discount to the average trading price of the common stock prior to conversion. This discount increased monthly through March 1999 when the discount topped out at 25% (this discount is considered a "beneficial conversion feature"). This additional non-cash imputed dividend charge included in the net loss applicable to common stockholders represents the intrinsic value of the discount applicable through the period presented. No additional non-cash imputed dividend charges will be incurred in future periods since the conversion discount topped out at 25% during the first quarter of 1999. The holders of the Series B Preferred Stock are entitled to dividends equal to $2.50 per annum, payable quarterly in cash or additional shares of Series B Preferred Stock at the option of the Company.

OTHER MATTERS

Disclosure Regarding Forward-Looking Statements
This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, statements under "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to: the Company's ability to generate additional capital to complete its planned drilling and exploration activities; risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas; competition; shortages of equipment, services and supplies; government regulation; environmental matters; financial condition of the other companies participating in the exploration, development and production of oil and gas programs; and other matters beyond the Company's control. In addition, since all of the prospects in the Gulf Coast are currently operated by other parties, the Company may not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

Year 2000 Issue
The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using `00' as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

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

Item 2. Changes in Securities

(a) and (b): not applicable

(c) Recent sales of unregistered securities. The Company issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"), during the quarter ended March 31, 1999 and through the date of this Report.

         1. On January 28,1999 the Company issued 16,209 shares of its common stock upon conversion of 200 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by the Company for resale by the holders in Registration No. 333-44305. The Company relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.

         2. On March 1, 1999 the Company issued 30,759 shares of its common stock upon conversion of 233 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by the Company for resale by the holders in Registration No. 333-44305. The Company relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.

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

Item 5. Other Information

On April 26, 1999, at the request of Mr. Duncan and Mr. Antry, the Company's Executive Committee was dissolved by the Board of Directors. The request was made because Messrs. Duncan and Antry did not feel the Executive Committee was being utilized and any significant transactions were already being addressed by the full Board.

There is no other information reportable under this item for the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this report:

    (1) Exhibit 27, "Financial Data Schedule" - for the quarter ended March 31, 1999.

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1999:



                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PEASE OIL AND GAS COMPANY

Date: May 10, 1999                  By: /s/ Patrick J. Duncan
                                    Patrick J. Duncan
                                    President, Chief Financial Officer
                                    and Principal Accounting Officer

Date: May 10, 1999                  By: /s/ William F. Warnick
                                    William F. Warnick
                                    Chairman of the Board