Form 10QSB
period 1999-06-30
PEASE OIL & GAS CO /CO/
filed 1999-08-13
CIK 76878

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

         As of August 1, 1999 the registrant had 1,688,698 shares of its $0.10 par value Common Stock issued and outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):
Yes ____   No   X

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                         PAGE
                                                                        NUMBER

PART I - Financial Information
     Item 1.  Financial Statements
         Consolidated Balance Sheets
                 June 30, 1999 (unaudited) and December 31, 1998. .. . . .    3
         Consolidated Statements of Operations (unaudited)
                  For the Three and Six Months Ended June 30, 1999
                  and 1998 . . . . . . . . . . . .  .  .  .  .  .  .  .  .    4
         Consolidated Statements of Cash Flows (unaudited)
             For the Three and Six Months Ended June 30, 1999 and 1998 . .    5
         Notes to Consolidated Financial Statements  . . . . . . . . . . .  . 6
     Item 2.  Management's Discussion and Analysis . . . . . . . . . . . .  . 7
         Liquidity, Capital Expenditures and Capital Resources  . . . . . .   7
         Results of Operations . . . . . . . . .  . . . . . . . . . . . . .  10
             Overview . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
                 Divestment of Rocky Mountain Assets.. . . . . . . . . . . ..10
             Total Revenue . . . . . . . . . . . . . . . . . . . . . . . . ..10
             Oil and Gas . . . . . . . . . . . . . . . . . . . . . . . . . ..11
             Gas Plant, Service and Supply . . . . . . . . . . . . . . . . ..12
             Consulting Arrangement - Related Party . . . . . . . . . . . .  12
             General and Administrative . . . . . . . . .  . . . . . . . . ..13
             Depreciation, Depletion and Amortization  . . . . . . . . . . ..13
             Interest Expense .  . . . . . . . . . . . . . . . . . . . . .   13
                 Impairment Expense - Oil and Gas Properties. . . . . . . .  14
                 Dividends and Net Loss Per Common Share. . . . . . . . . .  14
          Other Matters . . . . . . . . . . . . . . . . . . . . . . . . . .  14
                 Disclosure Regarding Forward-Looking Statements. . . . . .  14
                 Year 2000 Issue . . . . . . . . . . . . . . . . . . . . . ..15
PART II - Other Information . . . . . . . . . . . . . . . . . . . . . . . . .16
         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .  16
         Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . .  16
         Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .  17
         Item 4.  Submission of Matters to a Vote of Security Holders  . . . 17
         Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .  17
         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . ..17
PART III - Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,      December 31,
                                                        1999           1998
                                                   --------------  -------------
                                                    (unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and equivalents                            $  867,161      $  1,049,582
   Trade receivables                                  321,270           420,460
   Prepaid expenses and other                         100,838           170,687
   Assets held for sale                                  -              100,000
                                                   -------------   -------------
        Total current assets                        1,289,269         1,740,729
                                                   ------------    -------------
OIL AND GAS PROPERTIES, at cost (full cost method):
   Unevaluated properties                           3,054,482         2,816,475
   Costs being amortized                           17,040,537        16,834,274
                                                   -----------     -------------
        Total oil and gas properties               20,095,019        19,650,749
   Less accumulated amortization                  (14,419,066)      (13,883,174)
                                                  ------------     -------------
        Net oil and gas properties                  5,675,953         5,767,575
                                                  ------------     -------------
 OTHER ASSETS:
   Debt issuance costs, net                           253,433           322,551
   Office equipment and vehicles, net                  64,540            74,623
   Deposits and other                                   7,493             7,493
                                                 -------------    --------------
          Total other assets                          325,466           404,667
                                                  -------------    -------------
TOTAL ASSETS                                    $   7,290,688     $   7,912,971
                                                   ============     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt         $       6,065     $       5,825
   Accounts payable, trade                            182,358           310,447
   Accrued expenses                                   240,651           322,569
                                                   -------------    -----------
         Total current liabilities                    429,074           638,841
                                                   -------------    -----------
LONG-TERM DEBT, less current maturities:            2,399,799         2,293,261
                                                   ------------      ----------
STOCKHOLDERS' EQUITY:
   Preferred  Stock,  par value $0.01 per share,
       2,000,000  shares  authorized, 105,828
       and  107,336  shares of Series B 5% PIK
       Cumulative  Convertible Preferred Stock
       issued and outstanding, respectively
       (liquidation preference of $5,291,400 at
       June 30, 1999)                                   1,058             1,073
   Common Stock, par value $0.10 per share,
      4,000,000 shares authorized, 1,688,698
      and 1,601,062 shares issued and
      outstanding, respectively                       168,870           160,106
   Additional paid-in capital                      37,618,437        37,811,006
   Accumulated deficit                            (33,326,550)      (32,991,316)
                                                  ------------    -------------
         Total stockholders' equity                 4,461,815         4,980,869
                                                  ------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  7,290,688  $      7,912,971
                                                 ============      ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                              For The Three Months          For The Six Months
                                                                 Ended June 30,                Ended June 30,
                                                             --------------------            ------------------
                                                               1999         1998           1999            1998
                                                           -----------    -----------    -----------    -----------
REVENUE:
   Oil and gas sales ..............................   $      551,065   $   655,660    $   962,859    $  1,247,268
   Gas plant, service and supply ..................             --         152,095           --           397,363
                                                         -----------    -----------    -----------    ------------
        Total revenue .............................          551,065       807,755        962,859       1,644,631
                                                         -----------    -----------    -----------    ------------
OPERATING COSTS AND EXPENSES:
   Oil and gas production .........................           86,958       389,467        171,434         710,107
   Gas plant, service and supply ..................             --         177,274           --           399,013
   Consulting agreement-related party .............             --          62,549         37,750         125,461
   General and administrative .....................          206,357       269,231        386,017         526,886
   Depreciation, depletion and amortization .......          284,614       398,994        547,989         752,131
   Impairment expense - oil & gas properties ......             --         161,000           --           639,043
                                                         -----------    -----------    -----------    ------------
            Total operating costs and expenses ....          577,929     1,458,515      1,143,190       3,152,641
                                                         -----------    -----------    -----------    ------------
LOSS FROM OPERATIONS ..............................          (26,864)     (650,760)      (180,331)     (1,508,010)
OTHER INCOME (EXPENSES):
   Interest and other income ......................           13,611        82,483         25,008         165,151
   Interest expense ...............................          (89,981)         (269)      (179,911)           (516)
                                                         -----------    -----------    -----------    ------------
NET LOSS ..........................................   $     (103,234)  $  (568,546)   $  (335,234)   $ (1,343,375)
                                                         ===========    ===========    ===========    ============
NET LOSS APPLICABLE TO COMMON
   STOCKHOLDERS ...................................   $     (169,396)  $  (949,587)   $  (467,742)   $ (2,577,755)
                                                         ===========    ===========    ===========    ============
NET LOSS PER COMMON SHARE .........................   $        (0.10)  $     (0.60)   $     (0.28)   $      (1.63)
                                                         ===========    ===========    ===========    ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING ......................        1,688,698     1,580,500      1,657,570        1,579,800
                                                         ===========    ===========    ===========    ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For The Six Months
                                                                           Ended June 30,
                                                                       1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $  (335,234)   $(1,343,375)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
            Depreciation, depletion and amortization ..........       547,989        752,131
            Impairment expense ................................          --          639,043
            Amortization of debt discount and issuance costs ..       178,786           --
            (Gain) Loss on sale of assets .....................          --             (497)
            Changes in operating assets and liabilities:
                   (Increase) decrease in:
                        Trade receivables .....................        99,190        261,095
                        Inventory .............................          --           55,270
                        Prepaid expenses and other assets .....           (60)       (79,730)
                    Increase (decrease) in:
                        Accounts payable ......................      (113,290)       (67,853)
                        Accrued expenses ......................       (81,918)      (142,063)
                                                                     -----------  -----------
            Net cash provided by (used in) operating activities       295,463         74,021
                                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant and equipment .....      (461,084)    (5,417,691)
   Proceeds from sale of property and equipment ...............       100,000        987,150
   Proceeds from redemption of certificate of deposit .........        69,910           --
                                                                     -----------  -----------
      Net cash provided by (used in) investing activities .....      (291,174)    (4,430,541)
                                                                     -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of warrants .........................          --              939
   Repayment of long-term debt ................................        (2,889)        (3,788)
   Payment of Series B Preferred Stock dividends ..............      (132,508)       (70,833)
   Purchase and retirement of Series B Preferred Stock ........       (51,313)          --
   Offering costs .............................................          --         (146,765)
                                                                     ----------- -----------
      Net cash provided by (used in) financing activities .....      (186,710)      (220,447)
                                                                     ----------- -----------
 INCREASE (DECREASE) IN CASH AND EQUIVALENTS ..................      (182,421)    (4,576,967)
 CASH AND EQUIVALENTS, beginning of period ....................     1,049,582      6,547,804
                                                                     ----------- -----------

 CASH AND EQUIVALENTS, end of period ..........................   $   867,161    $ 1,970,837
                                                                     =========== -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest .....................................   $   138,774    $   199,058
                                                                     =========== ===========
   Cash paid for income taxes .................................   $      --      $      --
                                                                     =========== ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
   Increase (decrease) in payables for oil and gas ............   $     (14,805) $  (828,984)
        exploration activities
   Capitalized portion of amortized debt discount and issuance           --          264,094
        costs
   Debt incurred for purchase of vehicles .....................          --           32,610

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of Pease Oil and Gas Company (the "Company") for the year ended December 31, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10- KSB for the year ended December 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-KSB.


Note 2 - Dividends and Net Loss Per Common Share:

Net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. All potential common shares have been excluded from the computations because their effect would be antidilutive.

The net loss applicable to common stockholders is determined by adding any dividends accruing to the benefit of the preferred stockholders to the net loss. The dividends included for this calculation include: 1) paid dividends; 2) accrued but unpaid dividends; and 3) any imputed dividends attributable to the beneficial conversion feature. Accordingly, the net loss applicable to common stockholders includes the following charges associated with the Series B Preferred Stock that was issued on December 31, 1998:

                                For the Three Months         For the Six Months
                                   Ended June 30,               Ended June 30,
                             --------------------------  -----------------------
                                  1999        1998          1999          1998
                                  ----------------      -----------   ----------
 Dividends declared             $ 66,162   $ 70,523       $ 132,508   $ 141,356
 Imputed non-cash dividend         -        310,518            -      1,093,024
                                --------   ---------    -----------  -----------
          Total                 $ 66,162   $381,041       $ 132,508 $ 1,234,380
                                ========  ===========     =========  ===========

The Series B Preferred Stock became convertible into common stock on April 1, 1998 at a conversion price equal to a 12% discount to the average trading price of the common stock prior to conversion. This discount increased periodically until it topped out at 25% (this discount is considered a "beneficial conversion feature"). The additional non-cash imputed dividend charge included in the net loss applicable to common stockholders represents the intrinsic value of the discount applicable through the period presented. No additional non-cash dividend charges will be incurred in future periods since the conversion discount has previously topped out at 25%. The holders of the Series B Preferred Stock are entitled to dividends equal to $2.50 per annum, payable quarterly in cash or additional shares of Series B Preferred Stock at the option of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity, Capital Expenditures and Capital Resources
At June 30, 1999, the Company's cash balance was $867,161 with a positive working capital position of $860,195, compared to a cash balance of $1,049,582 and a positive working capital position of $1,101,888 at December 31, 1998. The change in the Company's cash balance is summarized as follows:

         Cash balance at December 31, 1998                        $   1,049,582
         Sources of Cash:
            Cash provided by operating activities                       295,463
            Proceeds from the sale of property and equipment            100,000
                Proceeds from redemption of certificate of deposit       69,910
                  Total Sources of Cash                                 465,373
         Uses of Cash:
            Capital expenditures for exploration activities            (459,069)
            Series B Preferred Stock dividends                         (132,508)
            Purchase and retirement of Series B Preferred Stock         (51,313)
            Payments on long term debt                                   (2,889)
            Capital expenditures for office equipment                    (2,015)
                                                                  --------------
                  Total uses of cash                                   (647,794)
         Cash balance at June 30, 1999                            $     867,161

As noted, most of the Company's uses of cash were deployed in exploration activities in the Gulf Coast which are summarized as follows (the difference between the total cash paid for exploration activities in the above table and the amount illustrated below, related to the changes in accounts payable at December 31, 1998 and June 30, 1999):

                                                                PROGRAM OPERATOR
              Category                   NEGX      Parallel     AHC        Other        Total      %
------------------------------------    -------   ---------- ---------   ----------    -------   -----


  Successful Wells .................  $   --      $ 29,287    $141,969    $  1,494    $172,750    38%

  Exploratory Dry Holes ............      --        15,600        --          --        15,600     2%

  Land, G&G Costs on Seismic
           Programs ................     4,123     100,024        --          --       104,147    26%

  Capitalized Interest Costs .......      --          --          --       137,981     137,981    31%

  Other Exploration Costs ..........      --          --          --        13,786      13,786     3%
                                      --------    --------    --------    --------    --------   ----
         Total Exploration Costs ...  $  4,123    $144,911    $141,969    $153,261    $444,264   100%
                                                  ========    ========    ========    ========   ====
         Percent ...................       1%         33%         32%         34%        100%

The anticipated capital requirements for 1999 related to the Company's Gulf Coast exploration program are more thoroughly discussed in the Company's 1998 Annual Report on Form 10-KSB. There have been no significant changes in the expected capital requirements as of the date of this report and under the existing commitments, will be at least $260,000 for the remainder of 1999 and additional capital requirements will be necessary in 2000 as discussed below.

In 1999 and  continuing  into 2000,  the Company  will focus its  activities  on cultivating its existing exploration program in the Gulf Coast region, principally in Louisiana and Texas. This activity will focus on what the Company considers its three core areas in the Gulf Coast, which are:

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

Under the existing commitments related to these three areas, the following table summarizes the range of expected capital requirements for the remainder of 1999 by program:
                                                     Estimated Investment
Operator                                     Minimum                  Maximum

East Bayou Sorrel Area                     $   -                  $    400,000
Formosa, Texana, and Ganado Prospects         55,000                   355,000
Maurice Prospect                             205,000                   460,000
                                           ----------              -------------
      Total                                $ 260,000               $ 1,215,000
                                            =========               ===========

If the above maximum anticipated capital requirements are not required in 1999, it is expected they will be in 2000. Accordingly, given the potential future capital requirements for the remainder of 1999 and 2000, the Company's current and anticipated cash position may not be sufficient to cover the future working capital and exploration obligations. The Company has vigorously explored various alternatives for additional sources of capital. However, with the hyper-dilutive potential of the outstanding Series B Preferred Stock (should the holders elect to convert into common stock), the Company has been unable to attract additional equity capital. For example, using the Company's recent common stock price of $0.50, and applying the applicable discount of 25%, should all the holders of the Series B Preferred Stock elect to convert into common stock, the Company would be required to issue approximately 14.1 million shares in the conversion. This would represent approximately 90% of the then outstanding common shares. Presently, the Company has only 4.0 million shares of common stock authorized and is obligated under the terms of the Preferred Stock Agreement to seek approval of additional authorized shares at its next meeting of stockholders to allow for conversion should the Preferred stockholders choose to do so. However, it cannot be determined at this time whether or not additional common shares will be authorized by the common shareholders and if not, what the consequences may be.

Two holders of Series B Preferred Stock converted 1,497 shares of Series B Preferred into 21,584 shares of Common Stock in 1998 and one holder converted 683 shares of Series B Preferred into 87,636 shares of Common Stock in the first quarter of 1999. In addition, the Company repurchased 4,500 shares of Series B Preferred from two holders in 1998 for $206,250 and 825 shares of Series B Preferred from two holders for $51,313 in the first half of 1999. All holders of Series B Preferred have agreed not to sell or convert outstanding shares of Series B Preferred until the Carpatsky transaction described below is completed or until November 15, 1999, whichever is earlier.

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

The total claim is approximately $60,000. However, no receivable has been recorded in the financial statements as of June 30, 1999.

In addition, the Company has an unsecured claim in the bankruptcy proceeding of TransTexas, the operator of 3 wells in which the Company owns a small
(approximately 2%) working interest. The amount of the claim is for approximately $30,000 and is related to the pre-petition undistributed revenue from production of the wells operated by TransTexas. The Company has been receiving all of the corresponding post-petition production revenue. The Company has not provided any allowance for the pre-petition amounts since it anticipates it will collect the full amount of the receivable which is recorded on the balance sheet at June 30, 1999.

In September 1998, the Company engaged San Jacinto Securities, Inc. ("SJS"), an investment banking firm located in Dallas, Texas, to assist the Company in pursuing various strategic alternatives. Their efforts have focused primarily on seeking a potential merger candidate for the Company. As a result of their efforts, the Company signed a letter of intent on May 30, 1999 with Carpatsky Petroleum, Inc. ("Carpatsky"), a publicly held company traded on the Alberta Stock Exchange under the symbol "KPY.AL". Carpatsky is engaged in production and development of oil, gas and condensate in the Republic of Ukraine with proven reserves much greater than those of the Company's. The transaction is still conditioned upon, among other things, the preparation and approval of a definitive merger agreement and regulatory and shareholder approvals. Pursuant to the terms of the proposed merger transaction, Pease will issue approximately 35 million shares of common stock to acquire all the outstanding stock of Carpatsky. In addition, all of Pease's currently outstanding Series B Preferred Stock will be exchanged for approximately 9 million shares of common stock at the close of the transaction. In exchange for their services, SJS was paid a $150,000 non-refundable cash fee in 1998 and will receive an additional 3% of the merger value in excess of $5.0 million should it occur. In addition, should a merger occur, the Company will be obligated to pay out of its existing working capital approximately $220,000 to the Company's President/CFO in connection with the severance terms included in his employment agreement.

The Carpatsky assets consist of interests in two separate fields: 1.) the Rudovsko-Chervonozavodskoye field (a/k/a the "RC" field) located in the Poltava District of Eastern Ukraine; and 2.) the Bitkov field located in southwest Ukraine. In both areas, Carpatsky's planned operations will primarily focus on exploitation activities -- drilling development wells and performing workovers on existing wellbores -- in order to monetize proven reserves. Carpatsky has reported that the 8/8's daily production from the RC field for July 1999 was in excess of 30 million cubic feet of gas and 120 bbls of condensate from 3 wells. Two other wells are in the final stages of completion and should be on production during the third quarter of this year. In addition, one other well is currently drilling and is expected to reach its proposed target depth of 18,000' during the fourth quarter of this year. Carpatsky expects four to eight additional development wells will be drilled in the RC field between now and the end of 2000. Carpatsky's net revenue interest ("NRI") in the RC field is approximately 20% as of June 30, 1999. However, pursuant to the terms of the joint venture agreement, Carpatsky has the right to increase its NRI to 45% by repaying $6.4 million advanced on its behalf by its joint venture partner. Since this additional contribution would essentially be purchasing proved producing reserves, Carpatsky intends making payments to increase its NRI sometime in the near future. At the Bitkov field, the Carpatsky-Ukrainian joint venture is producing in excess of 100 Bbls per day and 500-600 Mcf per day. Carpatsky owns a 45% NRI in this field. A Ukrainian oil and gas agency estimates this field may have gross reserves in excess of 700 million barrels of oil, of which only 60 million have been produced to date. A study is now underway to determine how much of the field's reserves can be economically produced and the most efficient way to do so.

Carpatsky was privately held until 1995 at which time it obtained its listing through a reverse merger into a Canadian public corporation. Carpatsky, through its joint ventures, currently employs nine people in Kiev, all of whom are experienced oil and gas professionals. Les Texas, President and founder, is a Hungarian born and educated geologist-geophysicist with extensive operational experience in the US and abroad. In the early 1990's he returned to Eastern Europe and initiated a dialogue with ranking officials in the Ukrainian energy sector resulting in the conclusion of two joint venture arrangements and associated licenses, which now comprise the Carpatsky assets. The relationships developed by Les Texas within Ukraine's energy industry, combined with Carpatsky's performance to date, have led the company's Ukrainian partner to indicate that additional properties may be available sometime in the future.

Carpatsky's other executive personnel include Fred Hofheinz and David Melman. Fred Hofheinz, a Houston attorney and prominent businessman, has been involved in the oil and gas industry for more than thirty years. He is a former Mayor of Houston. David Melman has become affiliated with the company to assist with corporate finance, re-capitalization and investment banking initiatives and will be joining Carpatsky as their CEO. Mr. Melman, an attorney, has held several senior management positions in and served on several Boards of Directors of publicly traded oil and gas companies. If the proposed merger transaction is ultimately consummated, the corporate offices will be consolidated in Houston, Texas and the reconstituted Board of Directors will consist of four members from Carpatsky and one member from Pease.

If the proposed merger with Carpatsky is ultimately consummated, the newly combined entity will be required to seek additional financing. For instance, Carpatsky's capital requirements for drilling and development activities in the Republic of Ukraine during 1999 and 2000 are expected to range between $5.0 and $15.0 million (the $15.0 million includes the $6.4 million required to increase their NRI to 45% in the RC field). Their projects are expected to fund themselves sometime in 2000 through operating cash flows but exactly when, or if, this will actually occur cannot be determined at this time. Therefore, the amount of future capital that will be sought assuming the merger occurs, cannot be determined at this time, but it can be reasonably assured to be at least $5.0 million. There can be no assurance given at this time that the necessary capital can or will be raised under terms acceptable to the newly combined entity.

If the contemplated merger with Carpatsky cannot be consummated within a reasonable period of time, then the Company itself may have to seek additional financing. However, the Company's common stock was delisted from the Nasdaq SmallCap electronic market system on January 14, 1999 for failure to maintain an average bid price of at least $1.00 per share. The stock is now listed on the over-the-counter market on the NASD Bulletin Board (OTC BB). It is believed that this delisting will have a material negative impact on the Company's ability to raise additional equity capital. Therefore, it is unclear at this time what alternatives for future working capital will be available, or to what extent the potential dilution to the existing shareholders may be. If additional sources of financing are not ultimately available, the company may have to consider other alternatives, including the sale of existing assets, cancellation of existing exploration agreements, nonconsenting on proposed wells or workovers, farmouts, joint ventures, restructuring under the protection of the Federal Bankruptcy Laws and/or liquidation.

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

Divestment of Rocky Mountain Assets
As thoroughly discussed in the Company's 1998 Annual Report on Form 10-KSB, the Company substantially completed the sale of its Rocky Mountain assets in 1998. Accordingly, the Rocky Mountain revenues, costs, operating margins and cash flows historically generated and discussed under the captions "Oil and Gas" and "Gas Plant, Service and Supply" will no longer be part of the Company's future operations. Since these assets included a significant portion of the Company's historical operations, the sale of these assets has and will have an immediate and material negative impact on the Company's future cash flows and results of operations.

Total Revenue
Total Revenue from all operations was as follows:

                                         For the Three Months Ended June 30,
                                              1999              1998
                                           ----------       ----------
                                         Amount     %       Amount      %

Oil and gas sales ...................  $ 551,065   100%   $ 655,660    81%
Gas plant, service and supply .......      --       --      152,095    19%
                                       ---------  -----    ---------  ----
     Total revenue ..................  $ 551,065   100%   $ 807,755   100%
                                       =========  =====    =========  ====

                                          For the Six Months Ended June 30,
                                              1999              1998
                                           ----------      --------------
                                        Amount      %       Amount      %

Oil and gas sales ................    $  962,859   100%  $1,247,268    76%
Gas plant, service and supply ....         --      --       397,363    24%
                                      ----------  -----  ----------   ----
     Total revenue ...............    $  962,859   100%  $1,644,631   100%
                                      ==========  =====  ==========   ====

The decrease in total revenue, along with any known trends or changes that effect revenue on a line-by-line basis, are discussed in the following paragraphs under their respective captions.

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                                           For the Three Months              For the Six Months
                                              Ended June 30,                    Ended June 30,
                                       ----------------------------    ------------------------------
                                          1999              1998            1999             1998
                                      --------------     ----------     ----------      -----------

Production:
   Oil (Bbls)
        Rocky Mtns ..................          --            16,186            --            34,981
        Gulf Coast ..................        18,741          13,778          36,912          23,674
                                        -----------     -----------     -----------     -----------
             Combined Total .........        18,741          29,964          36,912          58,655
                                        ===========     ===========     ===========     ===========
   Gas (Mcf)
        Rocky Mtns ..................          --            72,450            --           157,417
        Gulf Coast ..................       105,696          76,357         213,052         107,312
                                        -----------     -----------     -----------     -----------
              Combined Total ........       105,696         148,807         213,052         264,729
                                        ===========     ===========     ===========     ===========
   BOE (6:1)
        Rocky Mtns ..................          --            28,261            --            61,217
        Gulf Coast ..................        36,357          26,504          72,421          41,559
                                        -----------     -----------     -----------     -----------
              Combined Total ........        36,357          54,765          72,421         102,776
                                        ===========     ===========     ===========     ===========
Average Collected Price:
   Oil (per Bbl)
        Rocky Mtns ..................   $      --       $     11.92     $      --       $     12.73
        Gulf Coast ..................   $     15.79     $     13.47           13.37           14.02
                                        -----------     -----------     -----------     -----------
              Combined Average ......   $     15.79     $     12.63     $     13.37     $     13.25
                                        ===========     ===========     ===========     ===========
   Gas (per Mcf)
         Rocky Mtns .................   $      --       $      1.45     $      --       $      1.44
         Gulf Coast .................   $      2.41     $      2.26            2.20            2.26
                                        -----------     -----------     -----------     -----------
              Combined Average ......   $      2.41     $      1.86     $      2.20     $      1.78
                                        ===========     ===========     ===========     ===========
   Per BOE (6:1)
         Rocky Mtns .................   $      --       $     10.54     $      --       $     10.99
         Gulf Coast .................   $     15.15     $     13.50           13.30           13.82
                                        -----------     -----------     -----------     -----------
              Combined Average ......   $     15.15     $     11.97     $     13.30     $     12.14
                                        ===========     ===========     ===========     ===========

Operating Margins:
    Rocky Mtns:
        Revenue -
            Rocky Mtns. - Oil .......   $      --       $   192,983            --       $   445,403
            Rocky Mtns. - Gas .......          --           104,822            --           227,461
                                        -----------     -----------     -----------     -----------
                                               --           297,805            --           672,864
        Cost ........................          --          (287,993)           --          (580,698)
                                        -----------     -----------     -----------     -----------
            Operating Margin ........   $      --       $     9,812            --       $    92,166
                                        ===========     ===========     ===========     ===========
            Operating Margin % ......          --                 3%           --                14%

    Gulf Coast:
        Revenue -
            Gulf Coast - Oil ........   $   295,831     $   185,535     $   493,368     $   331,852
            Gulf Coast - Gas ........       255,234         172,320         469,491         242,552
                                        -----------     -----------     -----------     -----------
                                            551,065         357,855         962,859         574,404
        Costs .......................       (86,958)       (101,474)       (171,434)       (129,409)
                                        -----------     -----------     -----------     -----------
            Operating Margin ........   $   464,107     $   256,381     $   791,425     $   444,995
                                        ===========     ===========     ===========     ===========
            Operating Margin % ......            84%             72%             82%             77%

Combined Totals:
        Revenue .....................   $   551,065     $   655,660     $   962,859     $ 1,247,268
        Costs .......................       (86,958)       (389,467)       (171,434)       (710,107)
                                        -----------     -----------     -----------     -----------
            Operating Margin ........   $   464,107     $   266,193     $   791,425     $   537,161
                                        ===========     ===========     ===========     ===========
            Operating Margin % ......            84%             41%             82%             43%
Production Costs per BOE before DD&A:
        Rocky Mtn Region ............   $      --       $     10.19     $      --       $      9.49
        Gulf Coast Region ...........          2.39            3.83            2.37            3.11
                                        -----------     -----------     -----------     -----------
            Combined Average ........   $      2.39     $      7.11     $      2.37     $      6.91
                                        ===========     ===========     ===========     ===========
Change in Revenue
Attributable to:
  Production ........................   $  (219,421)                    $  (379,876)
  Price .............................       114,826                          95,467
                                         -----------                    -----------
 Total Decrease in Revenue ..........   $  (104,595)                    $  (284,409)
                                         ===========                    ===========


Substantially all of the Company's current oil and gas production is generated from six of the nine wells in which the Company holds a working interest. Of the six main producing wells, three are operated by National Energy Group, Inc., and the other three are operated by Amerada Hess Corporation ("AHC"). All these wells are deep, high pressure, water driven reservoirs that are inherently laden with geologic, geophysical, and mechanical risks and uncertainties. The unexpected loss of any one of these six wells would have a material negative impact on the Company's estimated reserves, future production and future cash flows.

In May 1999, the J.P. Owen well located in the Maurice Prospect in Fayetteville Parish, Louisiana, operated by AHC, began experiencing significant water production as a result of a very poor primary cement job in the completion casing. Accordingly, in June 1999 the well was shut in and attempts are currently underway by AHC to perform reasonable remedial operations to squeeze the zones to shut off the water source and restore production. Given the nature of the procedures being undertaken by AHC, the Company believes it is problematic that the remedial operations will be successful. Should the remedial operations not be successful, it may have a negative impact on the Company's future production and cash flows. For instance, the Company's proportionate share of production from this well totaled 13,360 Mcf of gas and 490 Bbls of oil for the first six months of 1999, representing approximately 4% (on a BOE basis) of the Company's total production through June 30, 1999. At December 31, 1998, this well represented approximately 14.5% of the Company's estimated proven reserves (PV-10). It is unknown at this time whether or not this well will be successfully restored to production.

Gas Plant, Service and Supply
As previously discussed, the Company sold these assets in 1998. However, the historical operating results are as follows:

                                          For the Three Months                        For the Six Months
                                              Ended June 30,                             Ended June 30,
                                 -------------------------------------        ---------------------------------
                                       1999                     1998                1999              1998
                                 ----------------          --------------       ------------     --------------

Revenue                         $       -                   $  152,095          $     -            $  397,363
Costs                                   -                     (177,274)               -              (399,013)
                                -----------------           -----------         ------------       ------------
   Net Operating Income         $       -                   $  (25,179)         $     -            $   (1,650)
                                ================            ============        ============        ===========

Consulting Arrangement - Related Party
In March 1996 the Company entered into a three-year consulting agreement with Beta Capital Group, Inc. ("Beta") located in Newport Beach, California. Beta's chairman, Steve Antry, has been a director of the Company since August 1996. The consulting agreement, which ended in February 1999, provided for minimum monthly cash payments of $17,500 plus reimbursement for out-of-pocket expenses.

General and Administrative
The decrease in general and administrative ("G&A") expenses of $140,869 during the first half of 1999 when compared to the same period in 1998 is summarized as follows:

$ 100,289     -  Net reduction of payroll costs substantially attributed to the elimination of administrative positions
   30,000     -  Legal and accounting.
    9,722     -  Travel costs.
      858     -  All other, net.
$ 140,869

The Company has and will take steps to significantly reduce future G&A costs, and expects "core" G&A costs in 1999 to be approximately $60,000 to $70,000 per month. However, it is expected additional amounts will be incurred in connection with the efforts to consummate a merger transaction.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented by cost center consisted of the following:

                                                        For the Three Months                     For the Six Months
                                                           Ended June 30                           Ended June 30
                                                    --------------------------             -----------------------------
                                                        1999           1998                  1999               1998
                                                   -----------       ---------            ------------      ------------

Oil and Gas Properties - Gulf Coast                 $ 278,801     $  205,469               $ 535,892          $ 339,636
Oil and Gas Properties - Rocky Mtns.                     -            83,162                       -            186,081
Gas Plant, Service and Supply
   Operations                                            -            97,136                       -            201,095
Furniture and Fixtures                                  5,813         13,227                  12,097             25,319
                                                    ----------     -----------             -----------        -----------
    Total                                           $ 284,614     $  398,994               $ 547,989          $ 752,131
                                                    =========       ==========               ==========        =========

DD&A for the oil and gas properties, per BOE, for the periods presented is as follows:

         Rocky Mountains                $    -         $   2.94     $    -       $ 3.04
         Gulf Coast                     $   7.67       $   7.75     $   7.40     $ 8.17
         Combined Total                 $   7.67       $   5.27     $   7.40     $ 5.12

DD&A for the oil and gas properties is computed based on one full cost pool using the total estimated reserves at the end of each period presented and prior to applying the ceiling test discussed later in this section under "Impairment Expense". The estimated portion of DD&A for the Rocky Mountains and the Gulf Coast are illustrated here for analysis purposes only.

Interest Expense
Total interest incurred, and its allocation, for the periods presented is as follows:

                                                    For the Three Months           For the Six Months
                                                        Ended June 30,                Ended June 30,
                                                  ------------------------      -----------------------
                                                     1999          1998             1999        1998
                                                  ---------    -----------      ---------    ----------

Interest paid or accrued ......................   $  69,958    $  99,372        $ 139,105    $ 197,633
Amortization of debt discount .................      54,835       80,946          109,669      161,892
Amortization of debt issuance costs ...........      34,559       51,102           69,118      102,203
                                                  ---------    ---------         ---------    ---------
         Total interest incurred ..............     159,352      231,420          317,892      461,728
Interest capitalized for exploration activities     (69,371)    (231,151)        (137,981)    (461,212)
                                                  ---------    ---------         ---------    ---------
              Interest expense ................   $  89,981    $     269        $ 179,911    $     516
                                                  =========    =========        =========    =========

The lower interest incurred in 1999 is substantially attributed to the reduction of outstanding debt. In connection with the sale of the Rocky Mountain assets in 1998, the Company paid down $1.2 million (or 30%) of the outstanding convertible debentures. This reduced the outstanding principal from $4.0 million to $2.8 million.

Impairment Expense - Oil and Gas Properties
The Company uses the full cost method of accounting for oil and gas activities. The full cost method regards all costs of acquisition, exploration, and development activities as being necessary for the ultimate production of reserves. All of those costs are incurred with the knowledge that many of them relate to activities that do not result directly in finding and developing reserves. However, the benefits obtained from the prospects that do prove successful, together with benefits from past discoveries, may ultimately recover the costs of all activities, both successful and unsuccessful. Thus, all costs incurred in those activities are regarded as integral to the acquisition, discovery, and development of reserves that ultimately result from the efforts as a whole and are thereby associated with the Company's proved reserves. Establishing a direct cause-and-effect relationship between costs incurred and specific reserves discovered, which is the premise under the successful efforts accounting method, is not relevant to the full cost concept. However, the costs accumulated in the Company's full cost pool are subject to a "ceiling", as defined by Regulation SX Rule 4-10(e)(4). As prescribed by the corresponding accounting standards for full cost, all the accumulated costs in excess of the ceiling, are to be expensed periodically by a charge to impairment. The Company incurred an impairment charge of $639,043 during the first six months of 1998 as a result of costs incurred with dry holes (which increased the accumulated costs) and the continuing collapse of oil and gas prices between December 31, 1997 and June 30, 1998 that substantially lowered the "ceiling" of the full cost pool. No impairment charge was recognized during the first half of 1999.

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

                                     For the Three Months      For the Six Months
                                        Ended June 30,            Ended June 30,
                                    ----------------------   -----------------------
                                         1999         1998         1999         1998
                                   ----------   ----------   ----------   ----------
Dividends declared .............   $   66,162   $   70,523   $  132,508   $  141,356
Non-cash imputed dividend charge         --        310,518         --      1,093,024
                                   ----------   ----------   ----------   ----------
         Total .................   $   66,162   $  381,041   $  132,508   $1,234,380
                                   ==========   ==========   ==========   ==========

The Series B Preferred Stock became convertible into common stock on April 1, 1998 at a conversion price equal to a 12% discount to the average trading price of the common stock prior to conversion. This discount increased periodically until it topped out at 25% (this discount is considered a "beneficial conversion feature"). The additional non-cash imputed dividend charge included in the net loss applicable to common stockholders represents the intrinsic value of the discount applicable through the period presented. No additional non-cash imputed dividend charges will be incurred in future periods since the conversion discount has previously topped out at 25%. The holders of the Series B Preferred Stock are entitled to dividends equal to $2.50 per annum, payable quarterly in cash or additional shares of Series B Preferred Stock at the option of the Company.

OTHER MATTERS

Disclosure Regarding Forward-Looking Statements
This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's contemplated merger, financial position, reserve quantities, plans and objectives of management of the Company for future operations and capital expenditures, and statements regarding the planned Carpatsky transactions and the Carpatsky assets are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such risks and uncertainties may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to: the contemplated merger not be consummated, the Company's ability to generate additional capital to complete its planned drilling and exploration activities; risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas; competition; shortages of equipment, services and supplies; U.S. and foreign government regulation; environmental matters; implications to Carpatsky from conducting its operations in Ukraine and related political and geographical risks; financial condition of the other companies participating in the exploration, development and production of oil and gas programs; and other matters beyond the Company's control. In addition, since all of the prospects in the Gulf Coast are currently operated by another party, the Company may not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities. All written and oral forward- looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

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

Item 2. Changes in Securities

(a) and (b): not applicable

(c) Recent sales of unregistered securities. The Company issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"), during the six months ended June 30, 1999 and through the date of this Report.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this report:

        (1) Exhibit 27, "Financial Data Schedule" - for the quarter ended June 30, 1999.

(b) The Company filed the following report on Form 8-K for the period April 1, 1999 through the date of this report:

               Item Reported            Date              Financial Statements
               -------------            ----              --------------------
         (1)        5               June 4, 1999          None - Not Applicable


                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEASE OIL AND GAS COMPANY


Date: August 13, 1999               By: /s/ Patrick J. Duncan
                                    Patrick J. Duncan
                                    President, Chief Financial Officer
                                    and Principal Accounting Officer