Form 10QSB
period 1999-09-30
PEASE OIL & GAS CO /CO/
filed 1999-11-15
CIK 76878

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         As of November 12, 1999 the registrant had 1,731,398 shares of its $0.10 par value Common Stock issued and outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):
  Yes ____   No   X

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                                                         PAGE
                                                                         NUMBER


PART I - Financial Information
           Item 1.  Financial Statements
              Consolidated Balance Sheets. . . . . . . . . . . . . . . . .   3
                September 30, 1999 (unaudited) and December 31, 1998
              Consolidated Statements of Operations (unaudited) . . . . . .  4
                For the Three and Nine Months Ended September 30, 1999
                and 1998
              Consolidated Statements of Cash Flows (unaudited) . . . . . . 5-6
                For the Nine Months Ended September 30, 1999 and 1998
              Notes to Consolidated Financial Statements . . . . . . . . .   7
           Item 2.  Management's Discussion and Analysis
                      Liquidity, Capital Expenditures and Capital Resources 8-10
                    Results of Operations . . . . . . . . . .  . . . . . .   10
                      Overview . . . . . . . . . . . . . . . . . . . . . . . 10
                      Divestment of Rocky Mountain Assets . . . . . . . . .  10
                      Total Revenue . . . . . . . . . . . . . . . . . . . .  11
                      Oil and Gas . . . . . . . . . . . . . . . . . . . . .  11
                      General and Administrative . . . . . . . . . . . . .   13
                      Consulting Arrangement - Related Party . . . . . . .   13
                      Depreciation, Depletion and Amortization . . . . . .   13
                      Interest Expense. . . . . . . . . . . . . . . . . . . .14
                      Impairment Expense - Oil and Gas Properties. . . . .   14
                      Dividends and Net Loss Per Common Share. . . . . . .   14
                    Other Matters. . . . . . . . . . . . . . . . . . . . . . 15
                      Disclosure Regarding Forward-Looking Statements . . .  15
                      Year 2000 Issue. . . . . . . . . . . . . . . . . . . . 16
Part II - Other Information
           Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .  17
           Item 2.  Changes in Securities . . . . . . . . . . . . . . . . .  17
           Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . .  18
           Item 4.  Submission of Matters to a Vote of Security Holders . .  18
           Item 5.  Other Information . . . . . . . . . . . . . . . . . . .  18
           Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .   18
Part III - Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      September 30, December 31,
                                                          1999         1998
                                                     -------------  ------------
                                                       (unaudited)

CURRENT ASSETS:
   Cash and equivalents ...........................  $     777,835  $ 1,049,582
   Trade receivables ..............................        341,966      420,460
   Prepaid expenses and other .....................         81,544      170,687
                                                      ------------  ------------
        Total current assets ......................      1,201,345    1,640,729
                                                      ------------  ------------

ASSETS HELD FOR SALE ..............................           --        100,000
                                                      ------------  ------------
OIL AND GAS PROPERTIES, at cost (full cost method):
   Unevaluated properties .........................      3,061,987    2,816,475
   Costs being amortized ..........................     17,215,012   16,834,274
                                                      ------------  ------------
        Total oil and gas properties ..............     20,276,999   19,650,749
   Less accumulated amortization ..................    (14,664,073) (13,883,174)
                                                      ------------  ------------
        Net oil and gas properties ................      5,612,926    5,767,575
                                                      ------------  ------------
 OTHER ASSETS:
   Debt issuance costs, net .......................        218,874      322,551
   Office equipment and vehicles, net .............         59,257       74,623
   Deposits and other .............................          7,493        7,493
                                                      ------------  ------------
          Total other assets ......................        285,624      404,667
                                                      ------------  ------------
TOTAL ASSETS ......................................   $  7,099,895 $  7,912,971
                                                      ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt ............. $      5,741 $      5,825
   Accounts payable, trade ..........................      206,185      310,447
   Accrued expenses .................................      151,161      322,569
                                                       -----------   -----------
         Total current liabilities ..................      363,087      638,841
                                                       -----------   -----------
LONG-TERM DEBT, less current maturities: ............    2,453,506    2,293,261
                                                       -----------   -----------
STOCKHOLDERS' EQUITY:
   Preferred  Stock,  par value $0.01 per share,  2,000,000  shares  authorized,
    105,828 and 107,336 shares of Series B 5% PIK Cumulative Convertible Preferred Stock issued and outstanding, respectively (liquidation preference of 5,313,145
    at September 30, 1999)  .................                1,058        1,073
   Common Stock, par value $0.10 per share, 4,000,000
    shares authorized, 1,731,398 and 1,601,062 shares
    issued and outstanding respectively ............       173,140      160,106
   Additional paid-in capital ......................    37,636,191   37,811,006
   Accumulated deficit .............................   (33,527,087) (32,991,316)
                                                       -----------  -----------
         Total stockholders' equity ................     4,283,302    4,980,869
                                                       -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........ $    7,099,895 $  7,912,971
                                                       ===========  ===========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)





                                                       For The Three Months         For The Nine Months
                                                        Ended September 30,          Ended September 30,
                                                   -------------------------    -------------------------
                                                     1999            1998           1999          1998
                                                   ----------   ------------    ----------   ------------

REVENUE:
   Oil and gas sales .........................   $   541,206   $    606,016    $ 1,504,065    $ 1,853,284
   Gas plant, service and supply .............          --          131,055           --          528,418
   Well administration and other income ......          --            4,116             80         22,640
                                                  -----------    -----------    -----------    -----------
        Total revenue ........................       541,206        741,187      1,504,145      2,404,342
                                                  -----------    -----------    -----------    -----------
OPERATING COSTS AND EXPENSES:
   Oil and gas production ....................       104,580        285,888        276,014        995,995
   Gas plant, service and supply .............          --          165,819           --          564,832
   General and administrative ................       305,588        544,669        691,605      1,071,555
   Consulting agreement-related party ........          --           63,925         37,750        189,386
   Depreciation, depletion and amortization ..       250,289        708,431        798,278      1,460,562
   Impairment ................................          --        2,100,000           --        2,739,043
                                                  -----------    -----------    -----------    -----------
            Total operating costs and expenses       660,456      3,868,732      1,803,647      7,021,373
                                                  -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS .........................      (119,250)    (3,127,545)      (299,502)    (4,617,031)
                                                  -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSES):
   Interest expense ..........................       (89,948)      (398,230)      (269,859)      (398,746)
   Interest income ...........................         8,662         21,525         33,590        167,695
   Gain (Loss) on sale of assets .............          --            2,500           --            2,957
                                                  -----------    -----------    -----------    -----------
        Total other income (expenses), net ...        81,286       (374,205)      (236,269)      (228,094)
                                                  -----------    -----------    -----------    -----------
NET LOSS .....................................  $   (200,537)  $  (3,501,750)   $ (535,771)   $(4,845,125)
                                                  ===========    ===========    ===========    ===========
NET LOSS APPLICABLE TO COMMON
     STOCKHOLDERS ............................  $   (245,846)  $  (3,992,024)   $ (713,588)   $(6,569,779)
                                                  ===========    ===========    ===========    ===========
NET LOSS PER COMMON SHARE ....................  $     (0.15)   $       (2.51)   $    (0.43)   $     (4.15)
                                                  ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING ...............     1,689,600      1,593,000      1,668,400      1,584,200
                                                  ===========    ===========    ===========    ===========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                        For The Nine Months
                                                        Ended September 30,
                                                          1999         1998
                                                     -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .......................................  $  (535,771)  $(4,845,125)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Provision for depreciation and depletion ....      798,278     1,460,562
      Provision for impairment ....................         --       2,739,043
      Amortization of intangible assets ...........      268,180       396,742
      (Gain) Loss on sale of property and equipment         --          (2,957)
   Changes in operating assets and liabilities:
   (Increase) decrease in:
      Trade receivables ...........................       78,494       207,297
      Inventory ...................................         --         128,418
      Prepaid expenses and other assets ...........       19,143       (33,902)
   Increase (decrease) in:
      Accounts payable ............................      (93,928)      145,521
      Accrued expenses ............................     (104,323)     (107,465)
                                                       ----------    ----------
     Net cash provided by operating activities ....      430,073        88,134
                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment      (638,597)   (6,250,614)
   Proceeds from sale of property and equipment ...      100,000     2,987,150
   Proceeds from redemption of certificate of
          deposit .................................       70,000          --
                                                       ----------    ----------
      Net cash used in investing activities .......     (468,597)   (3,263,464)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt ....................       (4,342)   (1,201,327)
   Proceeds from exercise of common stock
          options and warrants ....................         --             939
   Offering costs .................................         --        (146,765)
   Payment of Preferred Stock dividends ...........     (177,817)     (141,357)
   Purchase and retirement of Series B preferred ..      (51,064)      (31,250)
                                                       ----------    ----------
          stock
      Net cash used in financing activities .......     (233,223)   (1,519,760)
                                                       ----------    ----------
 INCREASE (DECREASE) IN CASH &
      EQUIVALENTS .................................     (271,747)   (4,695,090)
 CASH & EQUIVALENTS, beginning of period ..........    1,049,582     6,547,804
                                                       ----------    ----------
 CASH & EQUIVALENTS, end of period ................  $   777,835  $  1,852,714
                                                       ==========    ==========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (continued)
                                                           For The Nine Months
                                                           Ended September 30,
                                                           1999         1998
                                                     -------------- ------------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
   Cash paid for interest .........................   $   209, 795   $  299,646
                                                          =========    ========
   Cash paid for income taxes .....................   $     --       $    --
                                                          =========    ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
   Increase (Decrease) in accounts payable for the
        purchase of property and equipment -
        principally oil and gas properties ........   $   (10,342)   $ (725,456)
                                                          =========    ========
   Capitalized portion of debt issuance/discount
        costs .....................................   $       --     $  396,141
                                                          =========    ========
   Long-term debt incurred for purchase of vehicles   $       --     $   32,610
                                                          =========    ========
   Accrued Preferred Stock dividends ..............   $       --     $   69,585
                                                          =========    ========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Presentation:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of Pease Oil and Gas Company )"Pease") for the year ended December 31, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by Pease are set forth in Note 1 to our financial statements in Form 10-KSB for the year ended December 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-KSB.

Note 2 - Pending Merger:
On September 1, 1999 Pease Oil and Gas Company and Carpatsky Petroleum, Inc. signed an agreement to combine the two companies through a reverse triangular merger. The contemplated merger is more thoroughly discussed under Item 2 in Management's Discussion and Analysis.

Note 3 - Long-term Debt:
         Long-term debt consists of the following:
                                                   September 30,    December 31,
                                                      1999              1998
 Convertible debentures, interest at 10%,
      due April 2001, unsecured,                  $   2,782,500   $   2,782,500
 Less unamortized discount                             (347,284)       (511,787)
                                                 ---------------  --------------
      Net carrying value                              2,435,216       2,270,713
                                                 ---------------  --------------
 Note payable to bank, interest at 8.5%,
      monthly payments of $669, due March 2003,
      collateralized by vehicle                          24,031          28,373
                                                 ---------------  --------------
      Total long-term debt                            2,459,247       2,299,086
      Less current maturities                            (5,741)         (5,825)
                                                 ---------------  --------------
        Long-term debt, less current maturities   $   2,453,506   $   2,293,261
                                                  =============    =============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity, Capital Expenditures and Capital Resources
At September 30, 1999, our cash balance was $777,835 with a positive working capital position of $838,258, compared to a cash balance of $1,049,582 and a positive working capital position of $1,101,888 at December 31, 1998. The change in our cash balance is summarized as follows:

   Cash balance at December 31, 1998                             $   1,049,582
   Sources of Cash:
      Cash provided by operating activities                            430,073
      Proceeds from the sale of property and equipment                 100,000
      Proceeds from redemption of certificate of deposit                70,000
                                                                ---------------
            Total Sources of Cash                                      600,073
   Uses of Cash:
      Capital expenditures for exploration activities                 (428,466)
      Interest paid and capitalized in full cost pool                 (208,116)
      Series B Preferred Stock dividends                              (177,817)
      Purchase and retirement of Series B Preferred Stock              (51,064)
      Payments on long term debt                                        (4,342)
      Capital expenditures for office equipment                         (2,015)
                                                                ---------------
            Total uses of cash                                        (871,820)
                                                                ---------------
   Cash balance at September 30, 1999                            $     777,835
                                                                ===============

Pease's uses of cash for exploration activities in the Gulf Coast are summarized as follows (the difference between the total cash paid for exploration activities in the above table and the amount illustrated below, represents the net decrease in accounts payable between December 31, 1998 and September 30,
1999):

                                                               PROGRAM OPERATOR

  Category ........              NEGX (1)    Parallel(3)  AHC(2)       Other       Total           %
------------------------------   --------    --------    --------    --------    --------    --------

  Successful Efforts .........   $ (6,879)   $   --      $214,001    $   --      $207,122          50%
  Exploratory Dry Holes ......     (7,096)     23,666        --          --        16,570           4%
  Land, G&G-Seismic Programs .     15,446     157,725        --          --       173,171          41%
  Other Exploration Costs ....       --          --          --        21,261      21,261           5%
                                 --------    --------    --------    --------    --------    --------
         Total Exploration Costs $  1,471    $181,391    $214,001    $ 21,261    $418,124         100%
                                 ========    ========    ========    ========    ========    ========
         Percent .............         1%        43%         51%         35%        100%
                                 ========    ========    ========    ========    ========

For the remainder of 1999 and continuing into 2000, we will focus our activities on cultivating the existing exploration program in the Gulf Coast region, principally in Louisiana and Texas. This activity will focus on what we consider our three core areas in the Gulf Coast, which are:

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

Pease is a non-operating partner in all three areas. Accordingly, we have little control over the timing of new wells or the ability to control costs. However, we can elect not to participate in a proposed well and have the opportunity to farmout proposals to other parties should we elect not to participate in a particular exploratory proposal. Accordingly, we have the right, not the obligation, to participate in future exploratory drilling prospects within these areas. However, assuming sufficient working capital is available, it is our intent to participate in all the exploratory or development proposals that are fundamentally sound and adequately supported with competent geologic and geophysical data. Under the present known circumstances, should we elect to participate in all of the anticipated proposals for these three areas, the following table summarizes the range of expected capital requirements, by program, through the end of 2000:

                                             Estimated Investment
Operator                                   Minimum          Maximum
-------------------------------------    ----------      ------------
East Bayou Sorrel Area                   $    -          $   400,000
Formosa, Texana, and Ganado Prospects      200,000           600,000
Maurice Prospect                            50,000           600,000
                                         -----------     -------------
      Total                              $ 250,000       $ 1,600,000
                                          =========       ===========

Our current and anticipated cash position may not be sufficient to cover the future working capital and exploration opportunities that may be proposed within our three core areas.

As discussed in previous filings, we began actively searching for a merger candidate in August 1998 in order to, among other things, increase Pease's asset base and improve the chances of financing future opportunities. On September 1, 1999, we signed an Agreement and Plan of Merger ("Merger Agreement") with Carpatsky Petroleum, Inc. ("Carpatsky"), a publicly held company traded on the Alberta Stock Exchange under the symbol "KPY". Carpatsky is engaged in production and development of oil, gas and condensate in the Republic of Ukraine with proven reserves much greater than ours. The transaction is still conditioned upon, among other things, regulatory and shareholder approvals.
Pursuant to the terms of the proposed merger transaction, Pease will issue approximately 34.5 million shares of common stock to acquire all the outstanding stock of Carpatsky. In addition, all of Pease's currently outstanding Series B Preferred Stock will be exchanged for approximately 8.9 million shares of common stock at the close of the transaction. All holders of the Series B Preferred stock have agreed that no more dividends shall accrue or be paid on their holdings if the contemplated transaction with Carpatsky is ultimately consummated. They have also agreed not to sell or convert any outstanding shares of the Series B Preferred until the contemplated transaction with Carpatsky is either completed or abandoned. Should a merger occur, Pease will be obligated to pay out of its existing working capital approximately $220,000 to the President/CFO of Pease in connection with the severance terms included in his employment agreement.

The Carpatsky assets consist of interests held in two separate fields: 1.) the Rudovsko-Chervonozavodskoye natural gas and condensate field (the "RC" field) located in the Poltava District of Eastern Ukraine; and 2.) the Bitkov-Babchensky oil field (the "Bitkov"field) located in the Ivano-Frankns'k District of southwest Ukraine. Common to the oil and gas industry in many foreign countries, Carpatsky does not own an interest in any real property. But rather Carpatsky's rights and obligations are governed by and structured through joint ownership or joint venture arrangements. The agreements governing the RC field provide Carpatsky with a net revenue interest ("NRI") in the project that varies based on their proportionate cumulative capital contributions. Therefore, the actual NRI is determined by: a.) dividing Carpatsky's total capital contributions by the total capital contributions of the Joint Account (this computes Carpatsky's proportionate share of the total capital contributions); and b.) multiplying this quotient by 90%. Using this formula, Carpatsky's NRI as of September 30, 1999 was 40% and is redetermined on a quarterly basis. Pursuant to the terms of the agreements, Carpatsky's NRI in the RC field may not exceed 45%. Unlike the governing documents associated with the RC field, Carpatsky's ownership and NRI in the Bitkov Joint Venture is not subject to adjustment and is fixed at 45%. In both fields, Carpatsky's planned operations will primarily focus on exploitation activities -- drilling development wells and performing workovers on existing wellbores -- in order to monetize proven reserves.

Most of Carpatsky's current oil and gas reserve value is attributable to the RC field. Carpatsky has reported that the 8/8's daily production from the RC field for October 1999 was in excess of 20 million cubic feet of natural gas and 120 bbls of condensate from 3 wells. Two other wells are in the final stages of completion and should be on production during the fourth quarter of this year. In addition, one other well is currently drilling and is expected to reach its proposed target depth of 18,000' early next year. Carpatsky expects two to seven additional development wells will be drilled (or start to be drilled) in this field between now and the end of 2000. As previously stated, Carpatsky's NRI in the RC field on September 30, 1999 was 40%. However, on October 1, 1999, Carpatsky's NRI was effectively reduced to 20% when its Ukrainian partner increased their equity position through an additional contribution to the Joint Account. The Ukrainian partner has asserted that Carpatsky has until December 31, 1999 to make an additional contribution of approximately $2.9 million. A failure to do so may cap Carpatsky's right in the RC field to a maximum NRI of 20% and could possibly prevent them from participating in future wells in the RC field. Carpatsky will attempt to meet this obligation, but will need to raise additional capital to do so.

The recent reduction in Carpatsky's NRI in the RC field from 40% to 20%, along with the knowledge that additional capital would ultimately be required in the project, had been anticipated by both Carpatsky and Pease prior to entering into the Merger Agreement. However, at that time neither party knew exactly when the Ukrainian partner was going to contribute additional equity and additional funds would be required by Carpatsky, Accordingly, the exchange ratio between Pease and Carpatsky was determined using a 20% NRI in the RC Field. The Merger Agreement provides for an adjustment to the share exchange ratio in the event additional capital is raised by Carpatsky before the merger is consummated. The spirit of the adjustment provision contemplates that the dilution necessary to increase, and then maintain, the NRI in the RC field above the 20% that the merger was structured on, should be borne by both companies on a pro-rata basis. Specifically, Carpatsky will receive 183,353 additional shares of Pease for each $50,000 in net proceeds raised before closing the merger, as long as the proceeds are used to increase its NRI in the RC field. Although Carpatsky's management is vigorously pursuing various financing alternatives to meet this and future obligations, there can be no assurance at this time that Carpatsky will raise any capital before December 31, 1999 or before the merger can be closed.

If the proposed merger with Carpatsky is ultimately consummated and assuming Carpatsky does not raise any additional capital between now and the closing of the merger, the newly combined entity will be required to seek additional financing. Carpatsky's capital requirements for drilling and development activities in the Republic of Ukraine during 1999 and 2000 are expected to range between $1.5 and $8.3 million depending on their NRI in the RC field (the $8.3 million assumes a NRI of 45% and includes the $2.9 million that is due the Joint Account by December 31, 1999). In addition, Carpatsky's management expects it will need an additional $1.5 million to meet its current and expected working capital requirements regardless of the NRI in the RC field. Carpatsky's projects are expected to fund themselves beginning sometime in 2000 through operating cash flows but exactly when, or if, this will actually occur cannot be determined at this time. Therefore, the amount of future capital that will be sought assuming the merger occurs, cannot be determined at this time, but it can be reasonably assured to be at least $3.0 million. There can be no assurance given at this time that the necessary capital can or will be raised under terms acceptable to the newly combined entity.

If the contemplated merger with Carpatsky cannot be consummated within a reasonable period of time, then we may have to seek additional financing. However, our common stock was delisted from the Nasdaq SmallCap electronic market system on January 14, 1999 for failure to maintain an average bid price of at least $1.00 per share. The stock is now listed on the over-the-counter market on the NASD Bulletin Board (OTC BB). It is believed that this delisting will have a material negative impact on our ability to raise additional equity capital. Given the delisting, combined with our historically poor financial performance and the fact only four wells are responsible for most of our current cash flow and production, it is unclear at this time what alternatives for future working capital will be available, if any, or to what extent the potential dilution to the existing shareholders may be. If additional sources of financing are not ultimately available, we may have to consider other alternatives, including the sale of existing assets, cancellation of existing exploration agreements, nonconsenting on proposed wells or workovers, farmouts, joint ventures, restructuring under the protection of the Federal Bankruptcy Laws and/or liquidation.

RESULTS OF OPERATIONS

Overview
Our largest source of operating revenue is from the sale of produced oil, natural gas, and natural gas liquids. Therefore, the level of our revenues and earnings are affected by prices at which natural gas, oil and natural gas liquids are sold. Accordingly, our operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in natural gas, oil and natural gas liquid prices and the lack of predictability of those fluctuations as well as changes in production levels.

Divestment of Rocky Mountain Assets
As thoroughly discussed in our 1998 Annual Report on Form 10-KSB, Pease substantially completed the sale of its Rocky Mountain assets in 1998. Accordingly, the Rocky Mountain revenues, costs, operating margins and cash flows historically generated and discussed under the captions "Oil and Gas", "Gas Plant, Service and Supply" and "Other Income" will no longer be part of Pease's future operations. Since these assets included a significant portion of our historical operations, the sale of these assets has and will have an immediate and material negative impact on our future cash flows and results of operations.
                                      -10-

Total Revenue
Total Revenue from all operations was as follows:

                                        For the Three Months Ended September 30,
                                             1999                   1998
                                        -------------         ----------------
                                       Amount      %          Amount        %

Oil and gas sales ................. $  541,206   100%      $  606,016     82%
Gas plant, services and supply ....       --      --          131,055     18%
Other .............................       --      --            4,116      *
                                     ---------- -----       ----------   -----
     Total revenue ................ $  541,206   100%      $  741,187    100%
                                     ==========  ===        ==========   =====

                                        For the Nine Months Ended September 30,
                                             1999                   1998
                                      ---------------         ----------------
                                       Amount      %          Amount        %

Oil and gas sales ..............    $1,504,065   100%      $1,853,284     77%
Gas plant, services and supply .         --       --          528,418     22%
Other ..........................            80    *            22,640      1%
                                   -----------   ---       ----------   ------
     Total revenue .............    $1,504,145   100%      $2,404,342    100%
                                    ==========   ===       ==========  =======
                                    * Less than 1%

The decrease in total revenue, along with any known trends or changes that effect revenue on a line-by-line basis, are discussed in the following paragraphs under their respective captions.

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                               For the Three Months        For the Nine Months
                               Ended September 30,          Ended September 30,
                           -------------------------  --------------------------
                               1999         1998           1999         1998
                           -----------    ----------  ----------      ----------

Production:
   Oil (Bbls)
        Rocky Mtns .....         --         12,900          --          47,900
        Gulf Coast .....       16,900       13,700        53,800        37,300
   Gas (Mcf)
        Rocky Mtns .....         --         70,900          --         228,300
        Gulf Coast .....       68,500       90,100       281,500       197,400
   BOE (6:1)
        Rocky Mtns .....         --         24,700          --          86,000
        Gulf Coast .....       28,300       28,700       100,700        70,200

Average Collected Price:
   Oil (per Bbl)
        Rocky Mtns .....   $     --     $    11.19      $   --        $  12.32
        Gulf Coast .....   $    20.30   $    11.13      $  15.54      $  12.96
   Gas (per Mcf)
         Rocky Mtns ....   $     --     $     1.28      $   --        $   1.39
         Gulf Coast ....   $     2.89   $     2.43      $   2.37      $   2.34
   Per BOE (6:1)
         Rocky Mtns ....   $     --     $     9.51      $   --        $  10.56
         Gulf Coast ....   $    19.11   $    12.93      $  14.93      $  13.46

                                          For the Three Months               For the Nine Months
                                           Ended September 30,               Ended September 30,
                                       ---------------------------     -------------------------------
                                           1999           1998             1999             1998
                                       ------------     ----------     ----------         -----------

Operating Margins
 (Excl. DD&A/Impairment):
    Rocky Mtns:
        Revenue -
            Rocky Mtns. - Oil .......   $      --       $   144,664     $      --       $   590,067
            Rocky Mtns. - Gas .......          --            90,573            --           318,034
                                        -----------     -----------     -----------     -----------
                                               --           235,237            --           908,101
        Production Costs ............          --          (236,720)           --          (870,227)
                                        -----------     -----------     -----------     -----------
            Operating Margin ........   $      --       $    (1,483)    $      --       $    37,874
                                        ===========     ===========     ===========     ===========
            Operating Margin % ......          --               (1%)           --                4%

    Gulf Coast:
        Revenue -
            Gulf Coast - Oil ........   $   343,201     $   152,164     $   836,569     $   484,016
            Gulf Coast - Gas ........       198,005         218,615         667,496         461,167
                                         -----------     -----------     -----------     -----------
                                            541,206         370,779       1,504,065         945,183
        Production Costs ............      (104,580)        (49,168)       (276,014)       (125,768)
                                        -----------     -----------     -----------     -----------
            Operating Margin ........   $   436,626     $   321,611     $ 1,228,051     $   819,415
                                        ===========     ===========     ===========     ===========
            Operating Margin % ......            81%             87%             82%             87%

Production Costs per BOE before DD&A:
        Rocky Mtn Region ............   $      --       $      9.58     $      --       $     10.12
        Gulf Coast Region ...........   $      3.70     $      1.71     $      2.74     $      1.79
Change in Total Revenue
Attributable to:
  Production ........................   $  (260,428)    $  (659,938)
  Price .............................       195,618         310,719
                                         -----------     -----------
    Total Revenue Decrease ..........   $   (64,810)    $  (349,219)
                                         ===========     ===========

In May 1999 the J. P. Owen well located in the Maurice Prospect in Fayetteville Parish, Louisiana, operated by AHC, began experiencing significant water production as a result of a very poor primary cement job in the completion casing. Accordingly, the well was shut in and during the third quarter of 1999 AHC performed various remedial operations attempting to squeeze the zones, shut off the water source and restore production. However, the procedures were unsuccessful and the well has been temporarily abandoned. We do not believe the loss of the well bore at that interval will impair our total reserves quantities because our independent petroleum reservoir engineers have advised us that these reserves will probably be classified as "Proved Undeveloped". However, because production has been lost, it will negatively impact current and anticipated cash flows for at least the near future. In 1999, Pease's proportionate share of production from this well totaled 13,360 Mcf of gas and 490 Bbls of oil before it was shut in. There was no production from this well in 1998. At December 31, 1998, this well represented approximately 14.5% of our estimated proven reserves (PV-10).

Therefore, as of the date of this report, substantially all of Pease's current oil and gas production is generated from four of the ten wells in which we hold a working interest. Of the four main producing wells, three are operated by National Energy Group, Inc., and the other one is operated by Amerada Hess Corporation ("AHC"). All these wells are deep, high pressure, water driven reservoirs that are inherently laden with geologic, geophysical, and mechanical risks and uncertainties. The unexpected loss of any one of these wells would have a material negative impact on our estimated reserves, future production and future cash flows.

General and Administrative
The net decrease in G&A expenses between the periods presented is summarized below:

    Comparison of the Decrease or (Increase) in Costs between the Periods presented.

For the 3 months     For the 9 months
ended 9/99 vs 9/98   ended 9/99 vs 9/98    Description

$   73,486            $    173,774         Reduction of payroll as a result of
                                             eliminating executive and
                                             administrative positions
   150,000                 150,000         Nonrefundable fee paid to San Jacinto
                                             Securities to assist the Company in
                                             seeking a merger candidate
    71,992                 101,992         Legal and accounting
    15,554                  25,276         Travel
    26,469                  19,604         Consulting
     4,132                  12,475         Filing fees associated with NASDAQ
    (1,825)                  3,308         All other, net
  (100,727)               (106,479)        Costs associated with pursuing the
                                             merger with Carpatsky
-----------            --------------
$  239,081            $    379,950         Net decrease between the periods
===========            ==============        presented

We have taken steps to significantly reduce G&A costs, and expect "core" G&A costs in 1999 and 2000 to be approximately $60,000 to $70,000 per month. However, we expect additional amounts (aggregating $25,000 to $50,000) will be incurred in connection with efforts to consummate the merger transaction with Carpatsky.

Consulting Arrangement - Related Party
In March 1996 we entered into a three-year consulting agreement with Beta Capital Group, Inc. ("Beta") located in Newport Beach, California. Beta's chairman, Steve Antry, has been a director of Pease since August 1996. The consulting agreement, which ended in February 1999, provided for minimum monthly cash payments of $17,500 plus reimbursement for out-of-pocket expenses.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented by cost center consisted of the following:

                                          For the Three Months     For the Nine Months
                                           Ended September 30      Ended September 30
                                      ------------------------  --------------------------
                                          1999          1998         1999         1998
                                      ------------  ----------  -----------   ------------

Oil and Gas Properties - Gulf Coast    $  245,007   $  526,841   $  780,899   $  866,477
Oil and Gas Properties - Rocky Mtns          --         79,429         --        265,510
Gas Plant, Service and Supply
    Operations .....................         --         90,671         --        291,766
Furniture and Fixtures .............        5,282       11,490       17,379       36,809
                                       ----------   ----------   ----------   ----------
    Total ..........................   $  250,289   $  708,431   $  798,278   $1,460,562
                                       ==========   ==========   ==========   ==========

DD&A for the oil and gas properties, per BOE, for the periods presented is as follows:

Rocky Mountains                        $    -       $     3.21   $     -       $    3.09
Gulf Coast                             $     8.67   $    18.36   $     7.75    $   12.33
Combined Total                         $     8.67   $    11.35   $     7.75    $    7.25

DD&A for the oil and gas properties is computed based on one full cost pool using the total estimated reserves at the end of each period presented and prior to applying the ceiling test discussed later in this section under "Impairment Expense". The estimated portion of DD&A for the Rocky Mountains and the Gulf Coast are illustrated here for analysis purposes only. Total DD&A for the oil and gas properties decreased in 1999 when compared to

1998 principally as a result of the impairment charges recognized in 1998 significantly reduced the net value of full cost pool being amortized in 1999.

Interest Expense
Total interest incurred, and its allocation, for the periods presented is as follows:

                                          For the Three Months      For the Nine Months
                                          Ended September 30,       Ended September 30,
                                          1999            1998           1999          1998
                                      -----------    ------------   -----------    -----------

Interest paid or accrued ..........   $    70,690    $   101,680    $   209,795    $   299,313
Amortization of debt discount .....        54,834        323,784        164,503        485,676
Amortization of debt issuance costs        34,559        205,005        103,677        307,208
                                      -----------    -----------    -----------    -----------
         Total interest incurred ..       160,083        630,469        477,975      1,092,197
Interest capitalized ..............       (70,135)      (232,239)      (208,116)      (693,451)
                                      -----------    -----------    -----------    -----------
              Interest expense ....   $    89,948    $   398,230    $   269,859    $   398,746
                                      ===========    ===========    ===========    ===========

The lower interest incurred in 1999 is substantially attributed to the reduction of outstanding debt during the third quarter of 1998. In connection with the sale of the Rocky Mountain assets, we paid down $1.2 million (or 30%) of the outstanding convertible debentures in September 1998, thereby reducing the outstanding principal from $4.0 million to $2.8 million. At the same time, we charged to interest expense $396,742, representing 30% of the unamortized debt discount and debt issuance costs associated with the debt.

Impairment Expense - Oil and Gas Properties
Pease uses the full cost method of accounting for oil and gas activities. The full cost method regards all costs of acquisition, exploration, and development activities as being necessary for the ultimate production of reserves. All of those costs are incurred with the knowledge that many of them relate to activities that do not result directly in finding and developing reserves. However, the benefits obtained from the prospects that do prove successful, together with benefits from past discoveries, may ultimately recover the costs of all activities, both successful and unsuccessful. Thus, all costs incurred in those activities are regarded as integral to the acquisition, discovery, and development of reserves that ultimately result from the efforts as a whole and are thereby associated with our proved reserves. Establishing a direct cause-and-effect relationship between costs incurred and specific reserves discovered, which is the premise under the successful efforts accounting method, is not relevant to the full cost concept. However, the costs accumulated in our full cost pool are subject to a "ceiling", as defined by Regulation SX Rule 4-10(e)(4). As prescribed by the corresponding accounting standards for full cost, all the accumulated costs in excess of the ceiling, are to be expensed periodically by a charge to impairment.

Accordingly, we incurred an impairment charge of $2,739,043 during the first nine months of 1998 as a result of costs incurred with dry holes (which increased the accumulated costs) and the continuing collapse of oil and gas prices between December 31, 1997 and September 30, 1998 that substantially lowered the "ceiling" of the full cost pool. No impairment charge was recognized during the first nine months of 1999 because the net book value of full cost pool is less than the estimated "ceiling".

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

                              For the Three Months       For the Nine Months
                              Ended September 30         Ended September 30
                           ------------------------   -----------------------
                                1999         1998        1999        1998
                          ------------  -----------   ----------  -----------

Dividends declared ......   $   45,309   $   69,585   $  177,817   $  210,941
Imputed non-cash dividend         --        420,689         --      1,513,713
                            ----------   ----------   ----------   ----------
     Total ..............   $   45,309   $  490,274   $  177,817   $1,724,654
                            ==========   ==========   ==========   ==========

The Series B Preferred Stock is convertible into common stock at a conversion price equal to a 25% discount to the average trading price of the common stock prior to conversion. This discount started at 12% in April 1998 and increased periodically until it topped out at 25% (this discount is considered a "beneficial conversion feature"). The additional non-cash imputed dividend charge included in the net loss applicable to common stockholders represents the intrinsic value of the discount applicable through the period presented. No additional non-cash dividend charges have been or will be incurred subsequent to December 31, 1998 since the conversion discount has topped out at 25%.

The holders of the Series B Preferred Stock are entitled to dividends equal to $2.50 per annum, payable quarterly in cash or additional shares of Series B Preferred Stock at our option. However, in connection with the contemplated merger with Carpatsky Petroleum, Inc., the Preferred stockholders have signed Agreements Not to Sell or Convert Securities which stated that our obligation to accrue and pay additional dividends on the Series B Preferred stock shall be deferred from the date that an Agreement and Plan of Merger with Carpatsky Petroleum, Inc. is signed. Therefore, dividends were accrued and paid to the Preferred stockholders through the close of business on September 1, 1999. If the merger with Carpatsky Petroleum, Inc. is consummated, there will be no further dividends accrued or paid. If the merger is not consummated, we shall at that time accrue and pay dividends for the period from September 1, 1999 through the date on which the merger is abandoned.

OTHER MATTERS

Disclosure Regarding Forward-Looking Statements
This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding Pease's contemplated merger, financial position, reserve quantities, plans and objectives of Pease's management for future operations and capital expenditures, and statements regarding the planned Carpatsky transactions and the Carpatsky assets are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. We can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond our control. Such risks and uncertainties may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to: the contemplated merger not be consummated, our ability to generate additional capital to complete its planned drilling and exploration activities; risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas; competition; shortages of equipment, services and supplies; U.S. and foreign government regulation; environmental matters; implications to Carpatsky from conducting its operations in Ukraine and related political and geographical risks; financial condition of the other companies participating in the exploration, development and production of oil and gas programs; and other matters beyond our control. In addition, since all of the prospects in the Gulf Coast are currently operated by another party, we may not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities. All written and oral forward-looking statements attributable to Pease or persons acting on our behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

Year 2000 Issue
Pease has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

We do not believe that the Year 2000 problem will pose a material operations problem for Pease. Our computer software providers have assured us that all of our software is or will be Year 2000 compliant (i.e. will function properly in the year 2000 and beyond). Our accounting software providers have asserted they will provide written assurance that its products are or will be Year 2000 compliant. To our knowledge, after investigation, no "imbedded technology" (such as microchips in an electronic control system) of Pease poses a material Year 2000 problem.

Because we believe that we has no material internal Year 2000 problems, we have not expended and do not expect to expend a significant amount of funds to address Year 2000 issues. It is Pease's policy to continue to review our suppliers' Year 2000 compliance and require assurance of Year 2000 compliance from new suppliers; however, such monitoring does not involve a significant cost to us.

Pease is materially dependent on Plains Marketing, L.P. ("Plains"), National Energy Group, Inc. ("NEG") and Amerada Hess Corporation ("AHC") for the delivery and payment of our oil and natural gas. These companies in turn are dependent on various third party vendors for delivery and payment. We have or will request written assurances from Plains, NEG and AHC that they have examined their Year 2000 issues. However, as of the date of this report, we have not received a response. We will continue to request such assurance but it should be emphasized that no assurance can be given at this time that Plains, NEG or AHC, or their third party vendors are or will be Year 2000 compliant.

In the event that one or more of our vendors, including Plains, NEG, AHC and their respective vendors, were to have a material Year 2000 problem, we believe that the foreseeable consequences would be a temporary delay in revenue collection caused by an interruption in computerized billing (and not an interruption in the actual flow of our oil or natural gas), which may have a substantial impact on our ability to conduct operations. We do not have any contingency plan to address this possibility.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Pease may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation of our business. We are not currently involved in any such incidental litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

Item 2. Changes in Securities

(a) and (b): not applicable

(c) Recent sales of unregistered securities. Pease issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"), during the first nine months of 1998 and through the date of this Report.

         1. On January 28,1999 we issued 16,209 shares of our common stock upon conversion of 200 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by us for resale by the holders in Registration No. 333-44305. We relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.

         2. On March 1, 1999 we issued 30,759 shares of our common stock upon conversion of 233 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by us for resale by the holders in Registration No. 333-44305. We relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.

         3. On March 23, 1999 we issued 40,668 shares of our common stock upon conversion of 250 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by us for resale by the holders in Registration No. 333-44305. We relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.

         4. On September 24, 1999, we issued a total of 42,700 shares to five of our directors for compensation of services in lieu of cash. The services were provided between January 1, 1997 and August 31, 1999. For financial statement reporting purposes, the issuance was recorded at $67,333 (or $1.58 per share) representing the average market value of Pease's stock on the various dates the services were rendered. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration.

         In connection with the issuance of the above noted securities, we also relied upon Section 4(2) of the Securities Act in claiming exemption for the registration requirement of the Securities Act. All of the persons to whom the securities were issued had full information concerning our business and affairs and acquired the shares for investment purposes. Certificates representing the securities issued bear a restrictive legend and stop transfer instructions have been entered prohibiting transfer of the securities except in compliance with applicable securities law.

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

Item 5. Other Information

Discretionary Voting by Management
Unless we receive notice from a stockholder that the stockholder plans to present a matter for consideration at the next annual meeting of stockholders, including information about the matter to be presented, by March 14, 1999 (45 days before the date we mailed our proxy materials to stockholders in 1998), we will have discretionary authority to vote all shares for which we hold proxies in opposition to the matter if presented. This procedure is intended to be in response to amendments to Rule 14a-4 under the Securities Exchange Act of 1934, recently adopted by the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this report:

                  (1) Exhibit 27, "Financial Data Schedule" - for the quarter ended September 30, 1999.

(b) The following report on Form 8-K was filed during the quarter ended September 30, 1998:

       Item Reported                Date            Financial Statement
       -------------             ----------        ------------------------
(1)        5, 7             September 14, 1999      None - Not Applicable

There were no financial statements filed during the quarter ended September 30, 1999 other than Pease's Quarterly Report on Form 10-QSB for the second quarter ended June 30, 1999.



                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            PEASE OIL AND GAS COMPANY


Date: November 15, 1998                   By: /s/ Patrick J. Duncan
                                              Patrick J. Duncan
                                             President and Principal
                                              Accounting Officer