Form 10KSB
period 1999-12-31
PEASE OIL & GAS CO /CO/
filed 2000-04-13
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

               Securities registered pursuant to Section 12(b) of
                 the Act: None Securities registered pursuant to
                            Section 12(g) of the Act:
                     Common Stock (Par Value $.10 Per Share)
                                 Title of Class

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

    The issuer's revenues for its most recent fiscal year were $2,146,959.

    As of March 30, 2000 the issuer had 1,731,398 shares of its $0.10 par value Common Stock issued and outstanding. Based upon the closing sale price of $0.4375 per share on March 30, 2000, the aggregate market value of the common stock, the Registrant's only class of voting stock, held by non-affiliates was $726,000.

    Transitional Small Business Issuer Disclosure Format     Yes ____   No   X
                                                                          -----

                                TABLE OF CONTENTS

PART I                                                                    Page

ITEM 1.      BUSINESS. . . . . . . . . . . . . . . . . . . . . .            1
                      History and Overview . . . . . . . . . . .            1
                      Recent Developments. . . . . . . . . . . .            1
                      Business Strategy. . . . . . . . . . . . .            2
                      Operations. . . . . . . . . . . . . . . . .           3
                      Competition. . . . . . . . . . . . . . . .            3
                      Markets. . . . . . . . . . . . . . . . . .            3
                      Regulations. . . . . . . . . . . . . . . .            4
                      Operational Hazards and Insurance. . . . .            5
                      Business Risks . . . . . . . . . . . . . .            5
                      Administration. . . . . . . . . . . . . . .           11
ITEM 2.      PROPERTIES. . . . . . . . . . . . . . . . . . . . .            12
                      Principal Oil and Gas Interests. . . . . .            12
                      Gulf Coast Properties and Prospects. . . .            12
                      Rocky Mountain Properties. . . . . . . . .            13
                      Title to Properties. . . . . . . . . . . .            13
                      Estimated Proved Reserves. . . . . . . . .            13
                      Net Quantities of Oil and Gas Produced   .            14
                      Drilling Activity. . . . . . . . . . . . .            15
ITEM 3.      LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .           15
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .         15

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . .         16
                      Market Information. . . . . . . . . . . . . .         16
                      Stockholders. . . . . . . . . . . . . . . . .         16
                      Dividends. . . . . . . . . . . . . . . . . .          16
                      Recent Sales of Unregistered Securities    .          17
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS. . . . . . . . .          18
                      Liquidity and Capital Resources . . . . . . ..        18
                               Results of Operations. . . . . . . .         19
                               Other Matters. . . . . . . . . . . .         24
ITEM 7.      FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . .          25
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . .  43

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . . . . 43
ITEM 10.     EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 45
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT 46
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . .48

PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .49

                                     PART I

ITEM 1 - BUSINESS

HISTORY AND OVERVIEW

Pease was incorporated in the state of Nevada on September 11, 1968 to engage in the oil and gas acquisition, development and production business. Prior to 1993, Pease conducted business primarily in Western Colorado and Eastern Utah. In August 1993, Pease commenced operating in the Denver-Julesburg Basin ("DJ Basin") of northeastern Colorado through an acquisition which substantially expanded Pease's operations. In the years following the acquisition, Pease invested several million dollars in an effort to exploit the assets acquired and experienced marginal success. Pease initiated efforts in 1996 and 1997 to expand its resource base through the acquisition and exploration of properties located in the Gulf Coast region of southern Louisiana and Texas. During 1998, Pease sold substantially all of its Rocky Mountain oil and gas assets for approximately $3.2 million. Accordingly, Pease now maintains only non-operated interests in three core areas in southern Louisiana and Texas. These assets are discussed more thoroughly below under the caption "Properties and Prospects."

RECENT DEVELOPMENTS:

Carpatsky Merger - In response to historically poor financial results stemming from a series of dry holes and other factors, Pease began in August 1998 to vigorously pursue a merger candidate in order to, among other things, increase Pease's asset base and improve the chances of financing future opportunities. On September 1, 1999, we signed an Agreement and Plan of Merger ("Merger Agreement") with Carpatsky Petroleum, Inc. ("Carpatsky"), a publicly held company traded on the Alberta Stock Exchange under the symbol "KPY". Carpatsky is engaged in production and development of oil, gas and condensate in the
Republic of Ukraine. The transaction is still conditioned upon, among other things, regulatory and shareholder approvals. Pursuant to the terms of the proposed merger transaction, Pease will issue approximately 44.96 million shares of common stock and 102.41 million shares of a newly designated preferred stock to acquire all the outstanding stock of Carpatsky. In addition, all of Pease's currently outstanding Series B Preferred Stock will be exchanged for approximately 8.9 million shares of common stock at the close of the transaction. All holders of the Series B Preferred stock have agreed that no more dividends shall be paid on their holdings if the contemplated transaction with Carpatsky is ultimately consummated. They have also agreed not to sell or convert any outstanding shares of the Series B Preferred until the contemplated transaction with Carpatsky is either completed or abandoned.

The Carpatsky assets consist of interests held in two separate fields: 1.) the Rudovsko-Chervonozavodskoye natural gas and condensate field (the "RC" field) located in the Poltava District of Eastern Ukraine; and 2.) the Bitkov-Babchensky oil field (the "Bitkov field") located in the Ivano-Frankns'k District of southwest Ukraine. Common to the oil and gas industry in many foreign countries, Carpatsky does not own an interest in any real property. But rather Carpatsky's rights and obligations are governed by and structured through joint ownership or joint venture arrangements.

Bellwether Investment in Carpatsky - In December 1999, Bellwether Exploration Company ("Bellwether") purchased 95.45 million shares of a newly issued class of Carpatsky preferred shares and warrants to purchase 12.5 million Carpatsky common shares for one year at an exercise price of US$0.125 per share. The purchase price for the preferred shares and warrants was US$4.0 million. The preferred shares are convertible into 50 million common shares of Carpatsky. Bellwether is an independent oil and gas company based in Houston, Texas. Bellwether's common stock is traded in the NASDAQ stock market under the symbol "BELW."

The preferred shares vote as a class with the common shares of Carpatsky on all matters submitted to shareholders, including the election of directors. The preferred shares issued to Bellwether constitute a majority of the total number of votes which may be cast by shareholders. Therefore, Bellwether will control all matters voted on by Carpatsky stockholders which require a majority vote, and will be able to veto any other matters voted on by Carpatsky's shareholders. Mr. J.P. Bryan and Dr. Jack Birks, both of whom are members of Bellwether's board of directors, were appointed to Carpatsky's board of directors in connection with the purchase of preferred stock by Bellwether. Additionally, three Canadian residents were appointed by Bellwether to Carpatsky's board of directors on a temporary basis. Mr. Bryan also became Carpatsky's Chief Executive Officer.

In the re-domestication and merger, the Bellwether preferred shares will be converted into 102.41 million shares of preferred stock of the newly combined company. This preferred stock will vote as a class with our common stock, and will entitle Bellwether to cast a majority of the votes submitted to the stockholders of the newly combined entity, including the election of directors. Bellwether will therefore control all matters voted on by our stockholders after the merger.

In addition, Messrs. Bryan, Davis and Sledge and Dr. Birks will become members of our board of directors and Mr. Bryan will be our chief executive officer.

Details of the Merger - The description of the Merger Agreement set forth in this section is a summary of the material provisions of the Merger Agreement and is qualified in its entirety by reference to the Merger Agreement, as amended. Essentially, the Merger Agreement that Pease and Carpatsky have entered into provides that:

1. Carpatsky will continue and redomesticate in the State of Delaware and thereby become a Delaware corporation;

2. concurrently with redomestication, a wholly-owned subsidiary of Pease that will be created specifically for this transaction, will be merged with and into Carpatsky;

3. we will change our name to "Radiant Energy, Inc.";

4. we will amend our Articles of Incorporation to increase the number of shares of common stock and preferred stock we are allowed to issue;

5. All of the outstanding Pease Series B Convertible Preferred Stock will be exchanged for 8,865,665 shares of Pease common stock;

6. Carpatsky common stockholders will receive 44,959,557 shares of Radiant Energy common stock and 102,410,000 shares of Radiant Energy preferred stock in exchange for all outstanding Carpatsky shares. This number will be reduced to reflect the number of shares, if any, for which stockholders seek appraisal rights;

7. warrants and options entitling holders to purchase Carpatsky shares shall be adjusted to permit holders to acquire 17,448,263 shares of Radiant Energy common stock, exercisable at $0.35 per share.

The merger is subject to the satisfaction of a number of conditions, including regulatory approval and the approval by stockholders of both Pease and Carpatsky.

BUSINESS STRATEGY

Since 1997, we have generally participated as a minority, non-operating interest holder in oil and natural gas drilling projects with industry partners. Although we have not operated our properties or originated any exploration prospects, we have actively participated in evaluating opportunities presented by our industry partners. In addition to pursuing and completing the merger with Carpatsky, our current and future business strategy will focus on expanding our reserve base and future cash flows by continuing to develop the reserves within our proven properties, exploiting select exploration opportunities in the Gulf Coast Region and pursuing growth through acquisitions of companies or properties that have proved reserves with developmental potential. For the foreseeable future, our developmental activities, exploration efforts and resources will be focused on our three core areas in the Gulf Coast, which are:

    1. The East Bayou Sorrel Field in Iberville Parish, Louisiana, operated by National Energy Group, Inc.;

    2. The Maurice Field in Vermillion Parish, Louisiana, operated by Amerada Hess; and

    3. The Formosa, Texana and Ganado 3-D seismic exploration prospects, encompassing 130,000 acres in and around Jackson County, Texas, operated by Parallel Petroleum.

OPERATIONS

As of December 31, 1999, we had varying ownership interests in 10 gross (.8 net) non-operated wells located in Southern Louisiana and Texas.

The following table presents oil and gas reserve information within our major operating areas (onshore Louisiana and Texas) as of December 31, 1999:

                             Net Proved Reserves
                     Bbls           Mcf            BOE (6:1)
                   334,000        1,359,000         561,000

We are a non-operator in the oil and natural gas prospects we pursue in the Gulf Coast region.

COMPETITION

The oil and gas industry is highly competitive in many respects, including identification of attractive oil and gas properties for acquisition, drilling and development, securing financing for such activities and obtaining the necessary equipment and personnel to conduct such operations and activities. We compete with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources and with more experience. Many other oil and gas companies in the industry have financial resources, personnel, and facilities substantially greater than ours. There can be no assurance that Pease will be able to compete effectively with these other entities.

MARKETS

Overview - The three principal products which we currently produce and market (through our operating partners) are crude oil, natural gas and natural gas liquids. We do not currently use commodity futures contracts and price swaps in sales or marketing of natural gas and crude oil.

Crude Oil - Oil produced from our properties is generally transported by truck, barge or pipeline to unaffiliated third-party purchasers at the prevailing field price. Currently, the primary purchaser of our proportionate share of crude oil is Plains Marketing, L.P. which buys over 80% of our current crude oil production. The contracts are month-to-month and subject to change. The market for our crude oil is competitive and therefore we do not believe that the loss of one of our primary purchasers would have a material adverse effect on our business because other arrangements could be made to market our crude oil products. We do not anticipate problems in selling future oil production because purchases are made based on current market conditions and pricing. Oil prices are subject to volatility due to several factors beyond our control including: political turmoil; domestic and foreign production levels; OPEC's ability to adhere to production quotas; and possible governmental control or regulation.

Natural Gas - We sell, through our operating partners, the natural gas production at the wellhead. We generally sell to various pipeline purchasers or natural gas marketing companies. The property operators sell the natural gas and pass the revenue on to us when it is received. Currently, National Energy Group, Inc. and Amerada Hess Corporation sell and distribute substantially all of our natural gas and corresponding revenues. The wellhead contracts have various terms and conditions, including contract duration. Under each wellhead contract the purchaser is generally responsible for gathering, transporting, processing and selling the natural gas and natural gas liquids and we receive a net price at the wellhead.

REGULATIONS

General - All aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which we have operations. The following discussion of regulation of the oil and gas industry is necessarily brief and is not intended to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which our operations may be subject.

Price Controls on Liquid Hydrocarbons - There are currently no federal price controls on liquid hydrocarbons (including oil, natural gas and natural gas liquids). As a result, we sell oil produced from our properties at unregulated market prices which historically have been volatile.

Federal Regulation of Sales and Transportation of Natural Gas - The transportation and sale of natural gas in interstate commerce was regulated until 1993 pursuant to the Natural Gas Act ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA") and regulations promulgated thereunder. The Natural Gas Wellhead Decontrol Act of 1989 eliminated all regulation of wellhead gas sales effective January 1, 1993. As a result, gas sales are no longer regulated.

The transportation and resale in interstate commerce of natural gas we produce continues to be subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the NGA. The transportation and resale of natural gas transported and resold within the state of its production is usually regulated by the state involved. Although federal and state regulation of the transportation and resale of natural gas we produce currently does not have any material direct impact on us, such regulation does have a material impact on the market for our natural gas production and the price we receive for our natural gas production. Adverse changes in the regulation affecting our gas markets could have a material impact on us.

Commencing in the mid-1980s and continuing until the present, the FERC promulgated several orders designed to correct market distortions and to make gas markets more flexible and competitive. These orders have had a profound influence on natural gas markets in the United States and have, among other things, increased the importance of interstate gas transportation and encouraged development of a large spot market for gas.

In addition to FERC regulation of interstate pipelines under the NGA, various state commissions also regulate the rates and services of pipelines whose operations are purely intrastate in nature. To the extent intrastate pipelines elect to transport gas in interstate commerce under certain provisions of the NGPA, those transactions are subject to limited FERC regulation under the NGPA and may ultimately effect the price of natural gas which we produce and sell.

There are many legislative proposals pending in Congress and in the legislatures of various states that, if enacted, might significantly affect the oil and gas industry. We are not able to predict what will be enacted and thus what effect, if any, such proposals would ultimately have on us.

State and Local Regulation of Drilling and Production - State regulatory authorities have established rules and regulations requiring permits for drilling, bonds for drilling, reclamation and plugging operations, limitations on spacing and pooling of wells, and reports concerning operations, among other matters. The states in which we have oil and gas interests also have statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. For example, each well in the East Bayou Sorrell prospect is currently restricted to approximately 1,400 Bbls of oil per day because of such state mandated restriction. A few states also prorate production to the market demand for oil and gas. These statutes and regulations limit the rate at which oil and gas could otherwise be produced or the prices obtained from Pease's properties.

Also in recent years, pressure has increased in states where we have been active to mandate compensation to surface owners for the effects of oil and gas operations and to increase regulation of the oil and gas industry at the local government level. Such local regulation in general is aimed at increasing the involvement of local governments in the permitting of oil and gas operations, requiring additional restrictions or conditions on the conduct of operations to reduce the impact on the surrounding community and increasing financial assurance requirements. Accordingly, such regulation has the potential to delay and increase the cost, or even in some cases to prohibit entirely, the conduct of drilling activities on our properties.

Environmental Regulations - The production, handling, transportation and disposal of oil and gas and by-products are subject to regulation under federal, state and local environmental laws. In most instances, the applicable regulatory requirements relate to water and air pollution control and solid waste management measures or to restrictions of operations in environmentally sensitive areas. However, environmental assessments have not been performed on all of our properties. To date, expenditures for environmental control facilities and for remediation have not been significant in relation to our results of operations. However, it is reasonably likely that the trend in environmental legislation and regulations will continue towards stricter standards and may result in significant future costs to oil and gas producers. For instance, efforts have been made in Congress to amend the Resource Conservation and Recovery Act to reclassify oil and gas production wastes as "Hazardous Waste," the effect of which would be to further regulate the handling, transportation and disposal of such waste. If such legislation were to pass, it could have a significant adverse impact on our operating costs, as well as the oil and gas industry in general.

We believe that our operations comply with all applicable legislation and regulations in all material respects, and that the existence of such regulations has had no more restrictive effect on our method of operations than other similar companies in the industry. Although we do not believe our business operations presently impair environmental quality, compliance with federal, state and local regulations which have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon our capital expenditures, earnings and competitive position, the extent of which we are presently unable to assess. We are not aware of any environmental degradation which exists, or the obligation for remediation of which would arise under applicable state or federal environmental laws. We do not maintain a fund for environmental or other similar costs. We would pay any such costs or expenses out of operating capital.

OPERATIONAL HAZARDS AND INSURANCE

Our operations are subject to the usual hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

We maintain insurance of various types to cover its operations. Our insurance does not cover every potential risk associated with the drilling and production of oil and gas. In particular, coverage is not available for certain types of environmental hazards. The occurrence of a significant uninsured adverse event could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at reasonable rates.

BUSINESS RISKS

Our business is subject to a number of risks which should be considered by our stockholders and others who may read this report, including the following risk factors, as well as the other information we have included or referenced.

Pease has generated operating losses for each of the last three years and has an accumulated deficit of $33.5 million. The auditors have issued a qualified audit report as of the most recent year end.

We incurred the following losses from operations:

    1.       $15.4 million for the year ended December 31, 1997;
    2.       $10.4 million for the year ended December 31, 1998; and
    3.       $0.2 million for the year ended December 31, 1999.

At December 31, 1999 we had positive working capital of $922,105. However, our auditors' report for the financial statements as of December 31, 1999 is qualified as to whether our company has sufficient operating capital to enable us to continue as a going concern.

We Are  Not  Currently  Replacing  All of Our  Existing  Reserves.

Oil and gas reserves which are being produced are depleting assets. Our future cash flow and income are highly dependent on our ability to find or acquire additional reserves to replace those being currently produced. We are not adding reserves at present at the same pace at which they are being produced. Without adding additional reserves in the future, our oil and gas reserves and production will continue to decline.

Our Revenue Is Dependent Upon a Limited Number of Producing Wells.

Approximately 85% of our oil and gas production is currently accounted for by three wells at East Bayou Sorrel operated by National Energy Group, Inc. A significant curtailment or loss of production from any one of these wells would have a material adverse effect on our future operating results and financial condition.

We are likely to require additional financing. Failure to receive financing could jeopardize our changes for future growth.

We anticipate that approximately $200,000 to as much as $1.2 million will be required to develop our interests in our Gulf Coast properties through the end of the first quarter of 2001. In addition, our outstanding $2.8 million in convertible debentures will become payable at maturity in April 2001, and we may become obligated to pay quarterly dividends on our outstanding Series B Convertible Preferred Stock if the proposed merger with Carpatsky is abandoned. These anticipated expenditures and obligations together are likely to exceed our available cash resources during 2000 and early 2001.

Our planned merger with Carpatsky Petroleum, Inc. may not be completed.

We previously have announced our intention to merge with Carpatsky Petroleum, Inc., whose principal assets consist of rights to oil and natural gas to be produced in two oil and natural gas fields in Ukraine where Carpatsky has agreements with entities affiliated with the Ukrainian government. Due to delays in completing the merger and to difficulties which Carpatsky has experienced in establishing the nature of its rights to the oil and natural gas which is expected to be produced from the two properties, Pease may terminate the merger agreement, or the merger might not be completed for other reasons. If we are unable to complete the merger with Carpatsky, the expected diversification of our natural resource properties will not be achieved. Also, we will receive no benefit from the efforts of our management and expenses we have incurred in pursuing this merger.

The holders of our outstanding non-voting Series B Convertible Preferred Stock, who have agreed to convert the outstanding preferred stock into common stock in connection with the proposed merger with Carpatsky would have the right to convert the outstanding Series B Preferred Stock into common stock which will equal over 90% of our common stock, thus severely diluting our existing common stockholders. We previously announced in September 1998 that we would seek a partner with which to combine our oil and natural gas business to benefit our stockholders and debenture holders. If we are unable to complete the combination with Carpatsky, we will consider seeking another merger partner.

Whether or not we complete our merger with Carpatsky, we will need to seek additional financing. Additional financing may be difficult to raise.

    We expect the following sources for operating capital through the first quarter of 2001:

    A. Our cash assets, which shall be approximately $1.0 million at the end of March 2000; and
    B. Future operating cash flow from our existing oil and natural gas production, which we estimate will be in excess of $350,000 per quarter during the remainder of 2000.

To the extent that these sources are insufficient to meet our anticipated cash requirements, we would be required to seek equity or debt financing, and we presently have no anticipated source of financing. If we are unable to secure additional financing, we may have to:

1. Forfeit our interest in development or exploratory wells which may be drilled by various operators in the oil and gas properties in which we have an interest in the Gulf Coast; 2. Assign our interest in drilling prospects to other participants on such terms as we can negotiate, if any; 3. Sell our interest in one or more of our existing properties; 4. Attempt to restructure the terms of our Series B Preferred Stock and outstanding convertible debt; and/or 5. Default on the provisions of Series B Preferred Stock and convertible debentures if a restructuring is necessary yet unsuccessful.

It is important to remember:

a.) Developing proved undeveloped oil and natural gas properties requires substantial capital; b.) Any capital resources which are available may not be available on terms that are advantageous to us; c.) If we issue additional equity or other securities to raise capital, the ownership interests for existing stockholders will be diluted; and d.) Any additional securities issued to raise capital may have better rights, preferences or privileges than common stock held by our existing stockholders.

If we complete our merger with Carpatsky, we will be subject to a number of risks relating to Carpatsky's ownership interest in oil and natural gas properties in Ukraine.

We expect that most of the future oil and gas production following a merger with Carpatsky would be from operations in Ukraine. The success of operations in Ukraine would depend on the ability of the merged company to maintain the relationships with local development partners in Ukraine, the political and economic stability of Ukraine, export and transportation tariffs, local and national tax requirements and exercise of foreign government sovereignty over the exploration area. No assurance can be given that operations in Ukraine would be profitable. Generally, the risks of operations in Ukraine will include the following:

    1.       Risk of political and economic instability of Ukraine

    The form of government and economic institutions in the Ukraine have been created relatively recently and may be subject to a greater risk of political and economic instability or change than in countries where such institutions have been in existence for longer periods of time. The government of Ukraine, through wholly or majority owned regional oil and gas companies, is an essential participant in the establishment of the arrangements defining each exploration and development project, including Carpatsky's two projects. These arrangements, therefore, may be subject to changes in the event of changes in government institutions, government personnel or political power and the development of new administrative policies and practices.

    2.       New market economy of Ukraine

    The infrastructures, labor pools, sources of supply and legal and social institutions in Ukraine are not equivalent to those found in connection with projects in North America. Moreover, the regulatory regime governing oil and gas operations (including environmental regulations) has been recently promulgated, and there is no enforcement history or established practice available to aid the combined company in evaluating how the regulatory regime will affect operations. The procedures for obtaining permits and approvals are cumbersome, and officials have wide discretion in acting on applications and requests. Each of these factors may result in a lower level of predictability and a higher risk of frustration of expectations.

    3.       Currency risk in Ukraine

    The merged company would be exposed to the risk of foreign currency exchange losses in connection with operations in Ukraine by holding cash and receivables denominated in foreign currencies during periods in which a strengthening United States dollar may be experienced or by having or incurring liabilities denominated in foreign currencies during periods in which a weakening United States dollar may be experienced.

    4. There are risks in producing and monetizing oil and gas produced in Ukraine.

    All of Carpatsky's interests in oil and natural gas reserves are in the Republic of Ukraine. To date, Carpatsky's gas production has been sold to state enterprises and private companies within Ukraine. Only partial payment for sales to state enterprises has been received. To address this situation the merged company would attempt to transport natural gas produced from Carpatsky's properties for sale in Western Europe which would help assure that full payment for gas is timely received. In addition, the merged company would face other risks in commercializing production of Carpatsky's natural gas reserves, including the following:

    a.)      Regulations applicable to foreign companies in the oil and gas business in Ukraine;
    b.)      Competition in Ukraine;
    c.)      Limited access to transportation facilities for natural gas within
             Ukraine and for export;
    d.)      Differences of oil and natural gas prices in Ukraine from
             prevailing world prices for these commodities;
    e.)      Use of local resources to develop oil and natural gas reserves in
             Ukraine;
    f.)      The possibility that Ukraine may require produced oil and natural gas to be sold domestically;
    g.)      Currency exchange fluctuations;
    h.)      Restriction on repatriation of capital and profits;
    i.)      Confiscatory changes in Ukraine's tax regime; and
    j.)      Non-payment for gas sold and lack of reasonable rights to seek redress.

    Carpatsky does not speculate in foreign currencies, does not presently maintain significant foreign currency cash balances, and has not engaged in any currency hedging transactions. Dividends or distributions from Ukrainian ventures may be received in hryvna, and there is no assurance that the merged company would be able to convert such currency into United States dollars. Even where convertibility is available, applicable exchange rates may not reflect a parity in purchasing power. Fluctuations of exchange rates could result in a devaluation of hryvna held by the merger company.

    5.       Business disputes must be resolved in a foreign jurisdiction ln the event of a future dispute in connection with Ukraine operations, the merged company would be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States or enforcing U.S. judgments in such other jurisdictions. We may also be hindered or prevented from enforcing rights with respect to a governmental instrumentality.

    6. Carpatsky must complete the licensing process to its largest field and receive a development license to produce reserves once exploration activities are complete

    Carpatsky currently conducts operation in its RC field property under a joint activity agreement between Carpatsky and Ukrnafta, the holder of the license. Carpatsky is not named as a licensee on the exploration license granted by the Ukranian government to explore the RC field, nor is the joint activity agreement referenced in the exploration license. Under current Ukranian law, being named on the license or having the joint activity agreement referenced in the license may be important to Carpatsky's rights under the joint activity agreement. It may be difficult to enforce rights in the Ukraine under the contract which governs the joint activities agreement. For this reason, many western banks and government agencies will not make loans to develop resources where the borrower is not a party to the license or the agreement with the borrower is not referenced in the license.

    The present exploration license must be converted into a development license once all exploration is completed when full scale commercial production commences. We can give no assurance that a development license can be obtained, although Carpatsky expects that the license will be converted as a matter of course. Ukranian law regarding natural resources is not fully developed, and there is little precedent regarding the conversion from an exploration to a development license, or the conditions which might be imposed on such conversion. Failure to receive a development license, or the imposition of material adverse conditions to the receipt of a development license, would have a material adverse effect on the merged company.

Most of the Carpatsky proved reserves are undeveloped and there is a risk that some of them may not be recovered.

Approximately 86% of Carpatsky's estimated proved oil reserves, 89% of estimated proved natural gas reserves and 87% of estimated discounted future net revenue at December 31, 1999 were proved undeveloped reserves. Exploitation of such reserves will require drilling and completing new wells and related development activity. We can give no assurance that future development operations by the merged company would be successful. A substantial portion of the reserves could be economically unrecoverable for various reasons, notwithstanding the expected presence of hydrocarbons. In such event the inherent value of the reserves would be substantially reduced.

Bellwether will control the merged company.

Following the merger as presently  proposed,  Bellwether would own approximately
102.41 million shares of convertible preferred stock of the merged company. These shares would be entitled to vote as a class with common stock. In addition, if additional shares of voting stock are issued, the merged company would be required to also make a dividend to Bellwether of a like number of additional shares of preferred stock. As a result, Bellwether would have the right to vote approximately 53.4% of the votes entitled to be voted by stockholders of the merged company.

We will continue to be subject to the risk of volatile oil and natural gas prices.

Prices available for future production of oil and natural gas will determine many aspects of our, and the merged company's, future financial viability, including:

    1. Revenue;
    2. Results of operations, profitability and growth; and
    3. The carrying value of oil and natural gas reserves acquired or developed.

Historically, markets for oil and natural gas have been volatile and the volatility may continue or recur in the future. Various factors beyond our control will effect the prices of oil and natural gas, including:

    a.       the worldwide and domestic supplies of oil and natural gas;
    b. the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
    c. political instability or armed conflict in oil or natural gas producing regions;
    d.       the price and level of foreign imports;
    e.       the level of consumer demand;
    f.       the price, availability and acceptance of alternative fuels;
    g.       the availability of pipeline capacity;
    h.       weather conditions;
    i.       domestic and foreign government regulations and taxes; and
    j.       the overall local and world economic environment.

Any significant decline in the price of oil or natural gas will adversely affect us and could require an impairment in the carrying value of any reserves which we hold or may develop in the future.

We will not control our oil and gas properties; therefore we will continue to be dependent upon the various operators of our domestic properties and upon our joint venture partners in the Ukrainian properties to explore and develop those prospects.

We are not presently the operator of any of our oil or natural gas prospects in the Gulf Coast area. Carpatsky is involved in making operating and marketing decisions through its 50% participation in the management committees of each venture, although it is not the operator. These arrangements are expected to continue following the merger. Thus, if the merger is completed, we will be unable to control material aspects of commercialization of our principal domestic assets and we will be dependent upon the expertise, diligence and financial condition of the operators of those properties. Our financial condition and ability to contribute capital to the budgets of Carpatsky's two Ukrainian ventures will determine our level of authority on the management committees.

We will experience drilling and operating risks.

Oil and natural gas drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. We can make no assurance that wells in which we will have an interest will be productive or that we will recover all or any portion of our drilling or other exploratory costs. Drilling for oil or natural gas may involve unprofitable efforts, not only from dry wells but from wells that are productive but do not produce sufficient net revenue to return a profit after drilling, operating and other costs. The costs of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including by way of illustration the following:

    1.       Economic conditions;
    2.       Title problems in the U.S.;
    3.       Compliance with governmental requirements;
    4.       Weather conditions; and
    5.       Shortages and delays in labor, equipment, services or supplies.

Our future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse affect on our future results of operations and ability to participate in other projects.

Our operations are also subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, including, by way of illustration, such hazards as:

       Fires;                   Natural disasters;
       Explosions;              Encountering formations with abnormal pressures;
       Blowouts;                Cratering;
       Pipeline ruptures;       Spills; and
       Power shortages;         Equipment failures

Any of these types of hazards and risks can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damages to property. As protection against such operating hazards, we intend to maintain insurance coverage against some, but not all of these potential risks. We also may elect to self insure in circumstances in which we believe that the cost of insurance, although available, is excessive relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by third party insurance could have a material adverse affect on our business, financial condition and results of operations.

We must continue to comply with significant amounts of governmental regulation.

Domestic oil and natural gas operations are subject to extensive federal, state and local laws and regulations relating to the exploration for, and development, production and transportation of, oil and natural gas, including safety matters, which may change from time to time in response to economic conditions. Matters subject to regulation by domestic federal, state and local authorities include:

       Permits for drilling  operations;
       Construction of processing facility
       Reports concerning operations;
       Road and pipeline construction;
       Unitization and pooling of  properties;
       The  spacing  of wells;
       Environmental  protection  Taxation;
       Customs regulations Production rates; and
       Worker safety regulations

We can give no assurance that delays will not be encountered in the preparation or approvals of such requirements or that the results of such regulations will not require us to alter our drilling and development plans. Any delays in obtaining approvals or material alterations to our drilling and development plans could have a material adverse effect on our operations. From time to time regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas below actual production capacity in order to conserve supplies of oil and natural gas. We believe that we are and will continue to be in substantial compliance with all applicable laws and regulations. We are unable to predict the ultimate cost of compliance with changes in these requirements or their effect on our operations. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse affect on our financial condition and future results of operations.

Carpatsky's Ukranian oil and gas operations will also be subject to Ukrainian laws and regulations which are in various states of development.

We must comply with environmental regulations.

We must operate exploratory and other oil and natural gas wells in compliance with complex and changing environmental laws and regulations adopted by government authorities. The implementation of new, or the modification of existing, laws and regulations could have a material adverse affect on properties in which we may have an interest. Discharge of oil, natural gas or other pollutants in the air, soil or water may give rise to significant liabilities to governmental bodies and third parties and may require us to incur substantial costs of remediation. We may be required to agree to indemnify sellers of properties we purchase against certain liabilities for environmental claims associated with those properties. We can give no assurance that existing environmental laws or regulations, as currently interpreted, or as they may be reinterpreted in the future, or future laws or regulations will not materially adversely affect our results of operations and financial conditions.

There is a risk that our estimates of proved reserves and future net revenue are inaccurate.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve data included in this report represent only estimates. In addition, the historical and projected estimates of future net revenue from proved reserves and the present value thereof are based upon certain assumptions about future production levels, commodity prices and operating costs that may prove to be incorrect over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the discounted present value thereof for the Pease crude oil and natural gas properties described in this report are based on the assumptions that such properties are developed in accordance with their proposed development programs and that future crude oil prices remain the same as crude oil prices at December 31, 1999, with respect to production attributable to our interests in our properties.

Our corporate charter limits director liability.

Our Articles of Incorporation as amended provide, as permitted by Nevada law, that a director shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders against directors. In addition, the Articles of Incorporation and Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Nevada law.

The market price for our common stock is likely to be volatile and the market for our common stock may not be liquid.

If our operating results should be below the expectations of investors or analysts in one or more future periods, it is likely that the price of the common stock would be materially adversely affected. In addition, the stock market has experienced significant price and volume fluctuations that have particularly effected market prices of equity securities of many energy companies, particularly emerging and new companies. General market fluctuations may also adversely affect the market price of the common stock.

ADMINISTRATION

Office Facilities - We currently rent approximately 3,400 square feet in an office facility in Grand Junction, Colorado. The rental rate is $2,400 per month through May 31, 2000 when the present lease will expire.

Employees - As of December 31, 1999, we had four full time and one part time employees. None are covered by a collective bargaining agreement. We consider that our relations with our employees is satisfactory.

ITEM 2 - PROPERTIES

PRINCIPAL OIL AND GAS INTERESTS

Developed Acreage - Our producing properties as of December 31, 1999 are located in the following areas shown in the table below:

                                       OIL               GAS
                                 Gross     Net(2)   Gross    Net(2)    Developed Acreage
Fields               State       Wells(1)  Wells    Wells(1) Wells     Gross       Net(2)
------------------   ---------   -------   -----    -----    -----    ------      --------

East Bayou Sorrel    Louisiana     3        .27       -        -        368         33
South Lake Arthur    Louisiana     -         -        1       .20       349         73
Maurice              Louisiana     -         -        2       .14       196         14
Austin Bayou         Texas         1        .02       2       .04       505         11
Ganado               Texas         -         -        1       .13       116         15
                                  ---       ----     ---      ---     ------     ------
Grand Total                        4        .29       6       .51     1,534        146
                                  ===        ===     ===      ===     =====      =====

Footnotes

    (1) Wells which produce both gas and oil in commercial quantities are classified as "oil" wells for disclosure purposes.
    (2) "Net" wells and "net" acres refer to our fractional working interests multiplied by the number of wells or number of acres.

Substantially all of our producing oil and gas properties are located on leases held by us for as long as production is maintained.

Undeveloped Acreage - Our gross and net working interests in leased (or lease options in areas where 3-D seismic is or has been conducted) on undeveloped acreage in the Gulf Coast Region as of December 31, 1999 is as follows:


                                     Undeveloped Acreage
Prospect Description           State         Gross         Net
--------------------           -----        -------        ----
East Bayou Sorrel              Louisiana        90           9(1)
Maurice Prospect               Louisiana       894          80(2)
Parallel 3-D Program-Leases    Texas        11,575       1,446(3)
Austin Bayou                   Texas           694          15(4)
                                              ----     ----------
    Totals:                                 13,253       1,550
                                             ======     ======
-------------------------

    (1) Substantially all of these leases will expire in 2001 unless production has been obtained. (2) A majority of these leases will expire in 2000 unless production has been obtained. (3) 601 net acres will expire in 2000, 829 net acres will expire in 2001, and 16 net acres will expire in 2002 unless production is obtained. (4) Substantially all of these leases will expire in 2000 unless production has been obtained. Note: The Parallel 3-D Program Lease Options have expired.

GULF COAST PROPERTIES AND PROSPECTS

Overview - The U.S. Gulf Coast, although it has been actively explored, remains a prolific area with excellent upside potential for exploration due to modern proprietary 3-D seismic surveys. We believe that the combination of technology and the availability of leases to drill make this an opportune time for an aggressive exploration program. The three significant areas where Pease currently participates as a non-operating, minority interest partner are described below.

East Bayou Sorrel - During 1997, Pease acquired a working interest and an after prospect payout ("APPO") leasehold interest in the 1996 discovery of a new oil and gas field, East Bayou Sorrel Field located in Iberville Parish, Louisiana. Subsequently, this field has been explored with other well tests and a 3-D seismic survey was completed in February 1998. As of February 2000, the production from the three producing wells in this field represents approximately 85% of Pease's net daily production (per BOE). The production is being drawn from the CIBC haz 2 and CIBC haz 3 sand formations. Preliminary results of the 3-D survey appear to confirm the producing reservoirs at East Bayou Sorrel, and a number of potential undrilled targets contained within the 3-D volume. Additional development drilling of the East Bayou Sorrel Field, as well as exploratory drilling based on images from the 3-D seismic is expected to be conducted sometime in the future. The prospect "paid out" effective November 15, 1999. Accordingly, our working interest has increased from 8.9% to 15.6% subsequent to that date as a result of owning the APPO.

Maurice Field - In 1997, Pease joined Davis Petroleum and AHC to drill a discovery well at Maurice Field, Vermilion Parish, Louisiana. Since then two additional wells have been drilled and completed, of which one well was lost in late 1999 due to downhole mechanical problems. A 3-D survey is currently being interpreted and additional wells are expected to be drilled in the future in order to develop the field. As of February 2000, the producing wells represented approximately 15% of our net daily production (per BOE) and are being drawn from the Marg tex and Camerina sand formations. Our working interests in this field range from 6.9% to 8.4%

Formosa, Texana and Ganado 3-D Exploration Prospects - During 1997, Pease secured a 12.5% working interest in three specific on-shore upper Gulf Coast 3-D seismic survey projects located in and around Jackson County, Texas. The 3-D survey covers over 200 square miles (approximately 130,000 acres). The surveys on the three projects are completed and the data is currently being interpreted and integrated with known geology. Parallel Petroleum of Midland, Texas is the designated operator for these prospect areas. Five wells were drilled on this acreage in 1999 of which four were dry.

Rocky Mountain Properties

During 1998, we sold all of our Rocky Mountain oil and gas assets. Accordingly, our only remaining reserves, revenues and future cash flows are now limited to Gulf Coast region properties.

Title to Properties

Only a limited perfunctory title examination is conducted at the time we acquire interests in oil and gas leases. This practice is customary in the oil and gas industry. Prior to the commencement of drilling operations, a thorough title examination is conducted. We believe that title to our properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions, are not so material as to detract substantially from the property economics. In addition, some prospects may be burdened by customary royalty interests, liens incident to oil and gas operations and liens for taxes and other governmental charges as well as encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with our use of the properties.

Estimated Proved Reserves

Our oil and gas reserve and reserve value information is included in footnote 10 of the consolidated financial statements, titled "Oil and Gas Producing Activities." This information is prepared pursuant to Statement of Financial Accounting Standards No. 69, which includes the estimated net quantities of Pease's "proved" oil and gas reserves and the standardized measure of discounted future net cash flows. The estimated proved reserves information is based upon an engineering evaluation by Netherland, Sewell & Associates, Inc. The estimated proved reserves represent forward-looking statements and should be read in connection with the disclosure on forward-looking statements set forth elsewhere in this proxy statement and prospectus.

We have not filed any reports containing oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission and the Department of Energy. There were no differences in the reserve estimates reported to these two agencies.

All of our oil and gas reserves are located in the Continental United States. The table below sets forth our estimated quantities of proved reserves, and the present value of estimated future net revenues discounted by 10% per year using prices we were receiving at the end of each of the two fiscal years ending 1997 and 1998 on a non-escalated basis.
                                                       Year Ended December 31,
                                                       1999           1998
                                                    --------       ----------

Estimated Proved Oil Reserves (Bbls)                 334,000          275,000
Estimated Proved Gas Reserves (Mcf)                1,359,000        1,368,000
Estimated Future Net Revenues                   $  8,156,700     $  4,054,000
Present Value of Estimated Future Net Revenues $ 6,269,700 $ 2,951,000 Prices used to determined reserves:
   Oil (per Bbl)                                $      24.91     $      10.15
   Gas (per Mcf)                                $       2.77     $       2.43

NET QUANTITIES OF OIL AND GAS PRODUCED

Our net oil and gas production for each of the last two years (all of which was from properties located in the United States) was as follows:
                                                Year Ended December 31,
                                            1999                      1998
                                          ----------             --------------
    Oil (Bbls)
           Gulf Coast                      74,000                    58,000
           Rocky Mtns.                        -                      51,000
                                        ---------------           ------------
                Total                      74,000                   109,000
                                        ===========               ===========
    Gas (Mcf)
           Gulf Coast                     337,000                   320,000
           Rocky Mtns                        -                      230,000
                                       ---------------           ------------
                Total                     337,000                   550,000
                                        ==========               ============

The average sales price per barrel of oil and Mcf of gas, and average production costs per barrel of oil equivalent ("BOE") excluding depreciation, depletion and amortization were as follows:

                                                                     Average
 Year Ended ..................          Average Sales Price         Production
December 31 ..................       Oil (Bbls)   Gas (Mcf)   Per BOE    Cost Per BOE
------------------------------       ------       -----       ------       -----
   1999:
      Gulf Coast .............       $   17.80    $   2.46    $   16.48    $   3.11
      Rocky Mtns .............             N/A          N/A         N/A          N/A
   1998:
      Gulf Coast .............       $   12.19    $   2.22    $   12.73    $   2.17
      Rocky Mtns .............       $   12.11    $   1.39    $   10.50    $   9.04
     Combined Avg ............       $   12.18    $   1.87    $   11.74    $   5.22

DRILLING ACTIVITY

The following table summarizes our oil and gas drilling activities that were completed during the last two fiscal years, all of which were located in the continental United States:

                                     Year Ended December 31,
                                   1999                       1998
                              ---------------           ---------------
    Wells Drilled             Gross     Net              Gross      Net
         Exploratory
             Oil                 -       -                  1       .09
             Gas                 3      .27                 4       .14
             Non-productive      4      .50                 3       .32
                              ------   ------             -----    -------
             Total               7      .77                 8       .55
                              ======   ======             ======   =======
         Development
             Oil                 -        -                 -         -
             Gas                 -        -                 -         -
             Non-productive      -        -                 -         -
                              -------- -------             ------    --------
             Total               -        -                 -         -
                              ======== ========            ======    ========

ITEM 3 - LEGAL PROCEEDINGS

We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation of its business. At December 31, 1999 and as of the date of this report, we were not involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our Security holders during the fourth quarter ended December 31, 1999.

                                     Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Pease common stock is traded on the OTC Bulletin Board market under the symbol "WPOG." Until January 14, 1999, the Pease common stock was traded in the Nasdaq Small Cap Market. The following table sets forth the high and low reported closing prices per share of Pease common stock for the quarterly periods indicated, which correspond to the fiscal quarters for financial reporting purposes.
                                        Pease Common Stock
                                         High       Low
1998:
    First quarter ..................    19.69       8.44
    Second quarter .................    13.75       6.56
    Third quarter ..................      7.50      1.25
    Fourth quarter .................      3.13      0.81
1999:
    First quarter ..................      1.00      0.41
    Second quarter .................      0.70      0.41
    Third quarter ..................      0.63      0.44
    Fourth quarter ..............         0.45      0.25
Note: Adjusted to give effect to a 10 into 1 reverse stock split in the fourth quarter of 1998.

Stockholders - As of January 1, 2000, we had at least 635 round-lot registered holders of our common stock and 10 holders of our Series B Preferred stock.

Dividends - We have not paid cash dividends on our Common Stock in the past and do not anticipate doing so in the foreseeable future. We are precluded from paying dividends on our Common Stock so long as any dividends on the Preferred Stock are in arrears.

Under our Articles of Incorporation, as amended ("Articles"), the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of Pease's Preferred Stock, when and if issued. Such rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock. The Board previously designated Series A Cumulative Convertible Preferred Stock, none of which is outstanding and all of which has been retired.

We have designated 145,300 shares of Series B Preferred, of which 113,333 shares were issued on December 31, 1997, and the balance are reserved for issuance of payment in kind ("PIK") dividends on outstanding Series B Preferred. The Series B Preferred is entitled to a dividend of $2.50 per year, payable calendar quarterly, which amount may be paid, at our election, in cash or in kind. If a dividend is paid in kind, each share of Series B Preferred issued shall be valued at $50. The dividend is cumulative to the date of payment. The shares of Series B Preferred have a liquidation preference equal to $50 plus any unpaid dividends. The Series B Preferred was issued in a private placement and is not publicly traded nor do we expect these securities to be publicly traded in the future.

In connection with the contemplated merger with Carpatsky, the Preferred stockholders have signed Agreements Not to Sell or Convert Securities which, among other things, stated that Pease's obligation to accrue and pay additional dividends on the Series B Preferred stock shall be deferred from the date that an Agreement and Plan of Merger with Carpatsky is signed. Therefore, dividends were accrued and paid to the Preferred stockholders through the close of business on September 1, 1999. If the merger with Carpatsky is consummated, there will be no further dividends accrued or paid. If the merger is not consummated, Pease shall at that time accrue and pay dividends for the period from September 1, 1999 through the date on which the merger is abandoned.

Additional classes of Preferred Stock may be designated and issued from time to time in one or more series with such designations, voting powers or other preferences and relative other rights or qualifications as are determined by resolution of Pease's Board of Directors. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of Pease and may have an adverse effect on the rights of the holders of Common Stock.

Recent Sales of Unregistered Securities - Pease issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"), during the fiscal year ended December 31, 1999 and through the date of this report (all amounts have been retroactively adjusted to reflect the 1:10 reverse stock split in December 1998):

    1. On January 28, 1999 we issued 16,209 shares of our common stock upon conversion of 200 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by Pease for resale by the holders in Registration No. 333-44305. We relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.
    2. On March 1, 1999 we issued 30,759 shares of its common stock upon conversion of 233 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by Pease for resale by the holders in Registration No. 333-44305. We relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.
    3. On March 23, 1999 we issued 40,668 shares of its common stock upon conversion of 250 shares of Series B Preferred Stock. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. The shares issued upon conversion were registered by Pease for resale by the holders in Registration No. 333-44305. We relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, in claiming exemption from the registration requirements of the Securities Act for issuance of the securities upon conversion.
    4. On September 24, 1999, we issued a total of 42,700 shares to five of our directors for compensation of services in lieu of cash. The services were provided between January 1, 1997 and August 31, 1999. For financial statement reporting purposes, the issuance was recorded at $67,333 (or $1.58 per share) representing the average market value of Pease's stock on the various dates the services were rendered. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration.

In connection with the issuance of the above noted securities, we also relied upon Section 4(2) of the Securities Act in claiming exemption for the registration requirement of the Securities Act. All of the persons to whom the securities were issued had full information concerning the business and affairs of Pease and acquired the shares for investment purposes. Certificates representing the securities issued bear a restrictive legend and stop transfer instructions have been entered prohibiting transfer of the securities except in compliance with applicable securities law.

On March 30, 2000 there were outstanding 105,828 shares of Series B Preferred Stock held by 10 holders. The Series B Preferred Stock is convertible into common stock at a ratio dependent upon the reported closing market price at the time of conversion. Based on such price on March 30, 2000, the outstanding Series B Preferred Stock would have been convertible into approximately 16.6 million shares. Our Articles of Incorporation authorize a total of up to 4,000,000 shares of common stock, of which 1,731,398 were issued and outstanding on March 31, 2000. We are obligated to take appropriate action and seek stockholder approval to increase the number of authorized common stock at the next meeting of stockholders to provide for this contingency.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity, Capital Expenditures and Capital Resources
At December 31, 1999, our cash balance was $724,354 with a positive working capital position of $922,105, compared to a cash balance of $1,049,582 and a positive working capital position of $1,101,888 of December 31, 1998. The change in our cash balance is summarized as follows:

    Cash balance at December 31, 1998                             $ 1,049,582
    Sources of Cash:
       Cash provided by operating activities                          739,290
      Proceeds from the sale of property and equipment                101,005
      Proceeds from the redemption of certificate of deposit           70,000
                                                                --------------
             Total Sources of Cash                                  1,959,877
    Uses of Cash:
      Capital expenditures for oil and gas activities                (931,689)
      Series B Preferred Stock dividends                             (244,653)
      Purchase and retirement of Series B Preferred Stocks            (51,313)
      Repayment of long term debt                                      (5,853)
       Capital expenditure for office equipment                        (2,015)
             Total uses of cash                                    (1,235,523)
      Cash balance at December 31, 1999                          $    724,354
                                                                  ============

The costs incurred in 1999 for oil and gas activities are summarized as follows (the difference between the total incurred, as illustrated in the following table, and the total amount cash used in 1999, relates to the changes in accounts payable at December 31, 1998 and December 31, 1999).

                                                       PROGRAM OPERATOR
                                         NEGX    Parallel       AHC        Other       Total      %
Category:
 Exploratory Dry Holes ..........   $     --      $163,960    $   --      $   --      $163,960    18%
 Programs ....................            2,310    130,097        --          --       132,407    15%
 Successful efforts ..............         --       58,603     250,897       1,515     311,015    34%
 Capitalized Interest ............         --         --          --       278,250     278,250    30%
 Other Exploration Costs .........         --         --          --        23,803      23,803     3%
                                       --------   --------    --------
         Total Exploration Costs .   $    2,310   $352,660    $250,897    $303,568    $909,435   100%
                                     ==========   ========    ========    ========    ========  =====
         % of Exploration Costs ..         Nil         39%         28%         33%        100%

Our current oil and gas assets consist of the following:

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

In December 1998, NEG filed an Involuntary Petition for an Order and Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. As operator of the East Bayou Sorrel field, which represents a majority of Pease's current production, the bankruptcy petition might adversely effect future development or operation of the field; however, Pease does not expect that its interest in the field or production from currently existing wells will be affected.

Pease does have an unsecured claim in the bankruptcy proceeding for various amounts which Pease believes were overpaid to NEG as operator in connection with the drilling and operating of certain wells. Collection of these amounts may be delayed or may not occur, pending disposition of NEG's reorganization proceeding. The total claim is approximately $60,000. However, no amount has been recorded in the financial statements as of December 31, 1999.

Although we are non-operator in all of these areas, and therefore do not control the timing of any development or exploration activities, we currently expect the expenditures that will be proposed for these areas by the respective operators through the first quarter of 2001 to be within the following ranges:

                                             Estimated Investment
Area                                       Minimum         Maximum

East Bayou Sorrel Area                    $   -           $ 400,000
Formosa, Texana, and Ganado Prospects      150,000          300,000
Maurice Prospect                            50,000          500,000
                                         -----------    -------------
      Total                              $ 200,000      $ 1,200,000
                                         =========        ===========

Given the range of potential capital requirements through the first quarter of 2001, our current and anticipated cash position may not be sufficient to cover the future working capital and exploration obligations. We have vigorously explored various alternatives for additional sources of capital. However, with the hyper-dilutive potential of the outstanding Series B Preferred Stock (should the holders elect to convert into common stock), we have been unable to attract additional equity capital. For example, using our recent common stock price of $0.43, and applying the applicable discount of 25%, should all the holders of the Series B Preferred Stock elect to convert into common stock, we would be required to issue approximately 16.6 million shares in the conversion. This would represent approximately 90% of the then outstanding common shares. Presently, we have only 4.0 million shares of common stock authorized and are obligated under the terms of the Preferred Stock Agreement to seek approval of additional authorized shares at our next meeting of stockholders to allow for conversion should the Preferred stockholders choose to do so. However, it cannot be determined at this time whether or not additional common shares will be authorized by the common shareholders and if not, what the consequences may be.

In September 1998, Pease engaged San Jacinto Securities, Inc. ("SJS"), an investment banking firm located in Dallas, Texas, to assist us in pursuing various strategic alternatives. Their efforts have focused primarily on seeking a potential merger candidate for us. As previously stated, on September 1, 1999 the Merger Agreement was executed by Pease and Carpatsky. In exchange for their services, SJS has been paid a $150,000 non-refundable cash fee and will receive an additional 3% of the merger value in excess of $5.0 million should it consummate.

If the contemplated merger with Carpatsky cannot be consummated within a reasonable period of time, and under reasonable terms, then we may have to seek additional financing. However, our common stock was delisted from the Nasdaq SmallCap electronic market system on January 14, 1999 for failure to maintain an average bid price of at least $1.00 per share. The stock is now listed on the over-the-counter market on the NASD Bulletin Board (OTC BB). It is believed that this delisting will have a material negative impact on our ability to raise additional equity capital. Therefore, it is unclear at this time what alternatives for future working capital will be available, or to what extent the potential dilution to the existing shareholders may be. If additional sources of financing are not ultimately available, we may have to consider other alternatives, including the sale of existing assets, cancellation of existing exploration agreements, farmouts, joint ventures, restructuring under the protection of the Federal Bankruptcy Laws and/or liquidation.

RESULTS OF OPERATIONS

Overview
Our largest source of operating revenue is from the sale of produced oil, natural gas, and natural gas liquids. Therefore, the level of our revenues and earnings are affected by prices at which natural gas, oil and natural gas liquids are sold. Therefore, our operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in natural gas, oil and natural gas liquid prices and the lack of predictability of those fluctuations as well as changes in production levels.

Total Revenue
Total Revenue from all operations was as follows:

                                              For the Year Ended December 31,
                                                1999                 1998
                                          ------------------------------------
                                            Amount      %       Amount       %

Oil and gas sales ......................  $2,144,057   100%   $2,359,905     81%
Gas plant, services and supply .........        --     --        528,106     18%
Well administration and other income ...       2,902   Nil        28,971      1%
                                          ----------   ---    ----------   -----
     Total revenue .....................  $2,146,959   100%   $2,916,982    100%
                                          ==========  =====   ==========   =====

The decrease in total revenue, along with any known trends or changes that effect revenue on a line-by-line basis, are discussed in the following paragraphs under their respective captions.

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                                          For the Year Ended December 31,
                                           1999                      1998
                                      --------------           ----------------
Production:
   Oil (Bbls)
        Rocky Mtns.                           -                        51,000
        Gulf Coast                        74,000                       58,000
Gas (Mcf)
        Rocky Mtns.                            -                      230,000
        Gulf Coast                       337,000                      320,000
BOE (6:1)
        Rocky Mtns.                            -                       89,000
        Gulf Coast                       130,000                      112,000

Average Collected Price:
   Oil (per Bbl)
        Rocky Mtns.                   $     -                  $        12.11
        Gulf Coast                    $    17.80               $        12.19
Gas (per Mcf)
         Rocky Mtns.                  $     -                 $          1.39
         Gulf Coast                   $     2.46              $          2.22
Per BOE (6:1)
         Rocky Mtns.                  $     -                  $        10.50
         Gulf Coast                   $    16.48               $        12.73

Operating Margins:
Rocky Mtns:
       Revenue -
                Rocky Mtns. Oil      $       -                 $      612,370
                Rocky Mtns. Gas              -                        321,333
                                      -------------------       -------------
                                             -                        933,703
       Costs                                 -                       (806,224)
                                      -------------------      --------------
               Operating Margin       $      -                 $      127,479
                                      ==================        =============
               Operating Margin Percent      -                            14%

                                                 For the Year Ended December 31,
                                                     1999               1998
                                                 ------------      ------------
  Gulf Coast:
       Revenue -
               Gulf Coast - Oil                  $ 1,316,142       $    715,699
               Gulf Coast - Gas                      827,915            710,503
                                                 -------------     -------------
                                                   2,144,057          1,426,202
       Costs                                        (404,897)          (243,339)
                                                 --------------    -------------
               Operating Margin                  $ 1,739,160      $   1,182,863
                                                 ===========       =============
               Operating Margin Percent                  81%                83%
Production Costs per BOE before DD&A:
          Rocky Mtn Region                       $    -          $         9.04
          Gulf Coast Region                            3.11                2.17
Change in Revenue Attributable to Total Revenue:
          Production                               (832,081)
          Price                                     613,787
  Total Decrease in Revenue                   $    (218,294)
                                               ===============
Change in Revenue for Gulf Coast ONLY:
          Production                          $     223,485
          Price                                     494,370
                                               --------------
   Total Increase in Gulf Coast Revenue       $     717,855
                                                =============

Substantially, all of our current oil and gas production is now generated from four of the ten wells in which we hold a working interest. Of the four main producing wells, three are operated by NEG, and the other one is operated by AHC. All these wells are deep, high pressure, water driven reservoirs that are inherently laden with geologic, geophysical, and mechanical risks and uncertainties. The unexpected loss of any one of these wells would have a material negative impact on our estimated reserves, future production and future cash flows.

Gas Plant, Service and Supply
As previously discussed, we sold these assets in 1998. However, the historical operating results excluding depreciation and amortization for 1998 are as follows:


                                                Amount
Revenue                                      $  271,932
Costs                                          (295,789)
                                             ------------
   Net Operating Income (Loss)               $  (23,857)
                                             ============

Consulting Arrangement - Related Party
In March 1996 Pease entered into a three-year consulting agreement with Beta Capital Group, Inc. ("Beta") located in Newport Beach, California. Beta's chairman, Steve Antry, has been a director of Pease since August 1996. The consulting agreement, which ended in February 1999, provided for minimum monthly cash payments of $17,500 plus reimbursement for out-of-pocket expenses.

During 1997, Pease granted Beta warrants for an additional 100,000 shares of common stock which after the reverse stock split translates to 10,000 shares of common stock. These warrants are exercisable for a period of four years at an exercise price of $37.50 per share. Pease has determined the value of these options using the Black Scholes model and has recognized the fair value of approximately $60,000 as consulting expense in the accompanying statements of operations for the year ended December 31, 1997. Stephen Fischer, an independent contractor for Beta, is also a member of our Board of Directors.

General and Administrative
General and Administrative ("G&A") expenses decreased $741,000 in 1999 when compared to 1998 which is summarized as follows:


     $  397,000     Reduction of payroll as a result of eliminating executive
                    and administrative positions
        150,000     Fee paid in 1998 to San Jacinto Securities
        144,000     Legal and accounting
        110,000     Consulting
         44,000     Travel
         31,000     All other, net
       (135,000)    Costs  associated  with  pursuing the merger with Carpatsky
     $  741,000     Net decrease between the periods presented

Pease capitalized $23,804 and $236,931 of costs associated with the Gulf Coast exploration activities in 1999 and 1998, respectively, that would have been expensed as G&A costs under the successful efforts method of accounting for oil and gas activities.

We have taken steps to significantly reduce future G&A costs, and we expect "core" G&A costs in 2000 to be between $40,000 to $60,000 per month. However, we expect additional amounts (aggregating $50,000 to $75,000) will be incurred in connection with the efforts to consummate the merger transaction with Carpatsky.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented by cost center consisted of the following:
                                                 For the Year Ended December 31
                                                     1999                 1998
                                                -------------       ------------
    Oil and Gas Properties - Gulf Coast          $  985,113           1,639,125
    Oil and Gas Properties - Rocky Mountains           -                275,137
    Gas Plant, Service and Supply Operations           -                273,345
    Furniture and Fixtures                           22,402              53,485
    Non-Compete Agreements                             -                   -
                                                --------------      -----------
      Total                                      $1,007,515        $  2,241,092
                                                ===========        ============
     DD&A per BOE for oil and gas properties     $     7.57        $       9.52
                                              ==============       ============

DD&A for the oil and gas properties is computed based on one full cost pool using the total estimated reserves at the end of each period presented and prior to applying the ceiling test discussed below under "Impairment Expense." The estimated portion of DD&A for the Rocky Mountains and the Gulf Coast are illustrated here for analysis purposes only. Total DD&A for the oil and gas properties decreased in 1999 when compared to 1998 principally as a result of the impairment charges recognized in 1998 significantly reduced the net value of full cost pool being amortized in 1999.

Interest Expense
Total interest incurred, and its allocation, for the periods presented is as follows:

                                                 For the Year Ended December 31,
                                                     1999               1998
                                                 ------------      ------------
    Interest paid or accrued                      $  280,425       $    369,919
    Amortization of debt discount                    138,236            341,767
    Amortization of debt issuance costs              219,337            540,510
                                                 ------------      -------------
             Total interest incurred                 637,998          1,252,196
    Interest capitalized                            (278,250)          (852,978)
                                                 ------------      -------------
             Interest expense                    $   359,748       $    399,218
                                                 ============       ============

The lower interest incurred in 1999 is substantially attributed to the reduction of outstanding debt during the third quarter of 1998. In connection with the sale of the Rocky Mountain assets, we paid down $1.2 million (or 30%) of the outstanding convertible debentures in September 1998, thereby reducing the outstanding principal from

$4.0 million to $2.8 million. At the same time, we charged to interest expense $396,742, representing 30% of the unamortized debt discount and debt issuance costs associated with that debt.

Impairment - Oil and Gas Properties
We use the full cost method of accounting for our oil and gas activities. The full cost method regards all costs of acquisition, exploration, and development activities as being necessary for the ultimate production of reserves. All of those costs are incurred with the knowledge that many of them relate to activities that do not result directly in finding and developing reserves. However, the benefits obtained from the prospects that do prove successful, together with benefits from past discoveries, may ultimately recover the costs of all activities, both successful and unsuccessful. Thus, all costs incurred in those activities are regarded as integral to the acquisition, discovery, and development of reserves that ultimately result from the efforts as a whole and are thereby associated with Pease's proved reserves. Establishing a direct cause-and-effect relationship between costs incurred and specific reserves discovered, which is the premise under the successful efforts accounting method, is not relevant to the full cost concept. However, the costs accumulated in our full cost pool are subject to a "ceiling," as defined by Regulation SX Rule 4-10(e)(4).

As prescribed by the corresponding accounting standards for full cost, all the accumulated costs in excess of the ceiling, are to be expensed periodically by a charge to impairment. Accordingly, in 1998 we incurred an impairment charge of $7,278,818 which can be attributed to: a.) $3,292,324 in dry holes; b.) $2,971,309 related to the expiration of leases in the acreage associated with Parallel Petroleum's 3-D program in S. Texas; and c.) $1,015,185 to the continuing decline of oil prices (a declining commodity price will in effect lower the "ceiling" of the full cost pool). No impairment charge was incurred in 1999 since our ceiling was greater than our net accumulated costs.

Dividends and Net Loss Per Common Share
Net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. All potential common shares have been excluded from the computations because their effect would be antidilutive.

The net loss applicable to common stockholders is determined by adding any dividends accruing to the benefit of the preferred stockholders to the net loss. The dividends included for this calculation include: 1) paid dividends; 2) accrued but unpaid dividends; 3) any dividends in arrears; and 4) any imputed dividends attributable to the beneficial conversion feature. Accordingly, the net loss applicable to common stockholders includes the following charges associated with the Series B preferred stock that was issued on December 31, 1997:

                                           For the Year  Ended December 31,
                                            1999                  1998
                                        --------------        ---------
Dividends declared                      $   177,817          $    278,026
Dividends in arrears                         87,707                  -
Non-cash imputed dividend charge               -                1,789,468
                                        --------------       ------------
    Total                               $   265,524          $  2,067,494
                                        ===========           ===========

The Series B preferred stock is convertible into common stock at a conversion price equal to a 25% discount to the average trading price of the common stock prior to conversion. This discount started at 12% in April 1998 and increased periodically until it topped out at 25%. This discount is considered a "beneficial conversion feature." The additional non-cash imputed dividend charge represents the intrinsic value of the discount applicable through the period presented. No additional non-cash dividend charges have been or will be incurred subsequent to December 31, 1998.

In connection with an agreement signed by the Preferred Stockholders and associated with the contemplated merger with Carpatsky, we have not accrued or paid any dividends to the Series B Preferred Stockholders subsequent to September 1, 1999. However, the amount that we would be obligated to pay should the merger be abandoned has been included in the calculation of net loss per share as "Dividends in arrears".

OTHER MATTERS

Disclosure Regarding Forward-Looking Statements
This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding Pease's contemplated merger, financial position, reserve quantities, plans and objectives of Pease's management for future operations and capital expenditures, and statements regarding the planned Carpatsky transactions and the Carpatsky assets are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. We can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond our control. Such risks and uncertainties may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to: the contemplated merger not be consummated, our ability to generate additional capital to complete our planned drilling and exploration activities; risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas; competition; shortages of equipment, services and supplies; U.S. and foreign government regulation; environmental matters; implications to Carpatsky from conducting its operations in Ukraine and related political and geographical risks; financial condition of the other companies participating in the exploration, development and production of oil and gas programs; and other matters beyond our control. In addition, since all of the prospects in the Gulf Coast are currently operated by another party, we may not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities. All written and oral forward-looking statements attributable to Pease or persons acting on our behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

ITEM 7.   FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
Independent Auditor's Report. . . . . . . . . . . . . . .                   26
Consolidated Balance Sheet - December 31, 1999  . . . . .                   27
Consolidated Statements of Operations -
  For the Years Ended December 31, 1999 and 1998. . . . . . . .             28
Consolidated Statements of Stockholders' Equity -
  For the Years Ended December 31,1999 and 1998. . . . . . . ...            29
Consolidated Statements of Cash Flows -
  For the Years Ended December 31, 1999 and 1998. . . . . . .             30-31
Notes to Consolidated Financial Statements. . . . . . . . . . . . .       32-42

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Pease Oil and Gas Company
Grand Junction, Colorado

We have audited the accompanying consolidated balance sheet of Pease Oil and Gas Company and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pease Oil and Gas Company and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 1 to the Financial Statements, the Company has historically incurred net operating losses resulting in an accumulated deficit of $33.5 million as of December 31, 1999. These conditions and other matters discussed in Note 1 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.




HEIN + ASSOCIATES LLP

Denver, Colorado
February 18, 2000

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999

                                     ASSETS

CURRENT ASSETS:
      Cash and equivalents .....................................................   $    724,354
      Trade receivables, net of allowance for bad debts of $15,621 .............        402,847
      Prepaid expenses and other ...............................................         76,349
                                                                                   ------------
                        Total current assets ...................................      1,203,550
OIL AND GAS PROPERTIES, at cost (full cost method):
      Unevaluated properties ...................................................      2,281,732
      Costs being amortized ....................................................     18,278,461
                   Total oil and gas properties ................................     20,560,193
      Less accumulated amortization ............................................    (14,868,287)
                   Net oil and gas properties ..................................      5,691,906
OTHER ASSETS:
      Debt issuance costs, net of accumulated amortization of $464,846 .........        184,315
      Office equipment and vehicles, net of accumulated depreciation of $176,013         54,198
      Deposits and other .......................................................          7,493
                                                                                   ------------
                   Total other assets ..........................................        246,006
                                                                                   ------------
TOTAL ASSETS ...................................................................   $  7,141,462
                                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of long-term debt ...................................   $      6,352
      Accounts payable, trade ................................................        140,554
      Accrued expenses .......................................................        134,539
                   Total current liabilities .................................        281,445
LONG-TERM DEBT, less current maturities: .....................................      2,506,218
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)
STOCKHOLDERS' EQUITY:
      Preferred   Stock,   par   value   $.01  per   share,   2,000,000   shares
      authorized,105,828  shares  of  Series  B 5%  PIK  Cumulative  Convertible
      Preferred
      Stock issued and outstanding (liquidation preference of $5,379,107)               1,058
      Common Stock, par value $.10 per share, 4,000,000 shares authorized,
      1,731,398 shares issued and outstanding ...........................             173,140
      Additional paid-in capital .............................................     37,636,191
      Accumulated deficit ....................................................    (33,456,590)
                   Total stockholders' equity ................................      4,353,799
                                                                              ===================

The accompanying notes are an integral part of these consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1999 and 1998



                                                     1999             1998
                                                -------------     -----------
REVENUE:
      Oil and gas sales ......................   $  2,144,057    $  2,359,905
      Gas plant, service and supply ..........           --           528,106
      Well administration and other ..........          2,902          28,971
                                                 ------------    ------------
                   Total revenue .............      2,146,959       2,916,982
                                                 ------------    ------------
EXPENSES:
      Oil and gas production costs ...........        404,897       1,049,563
      Gas plant, service and supply ..........           --           571,013
      Consulting expense-related party .......         37,750         247,123
      General and administrative .............        845,526       1,587,013
      Depreciation, depletion and amortization      1,007,515       2,241,092
      Impairment expense:
              Oil and gas properties .........           --         7,278,818
              Assets held for sale ...........           --           313,953
                                                 ------------    ------------
                   Total expenses ............      2,295,688      13.288,575
                                                 ------------    ------------
LOSS FROM OPERATIONS .........................       (148,729)    (10,371,593)
OTHER INCOME (EXPENSES):
      Interest expense .......................       (359,748)       (399,218)
      Interest income ........................         42,235         139,785
      Gain (Loss) on sale of assets ..........            968           3,555
                                                 ------------    ------------
NET LOSS .....................................   $   (465,274)   $(10,627,471)
                                                 ============    ============
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ...   $   (730,798)   $(12,694,965)
                                                 ============    ============
NET LOSS PER COMMON SHARE ....................   $      (0.43)   $      (7.99)
                                                 ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING ............................      1,684,000       1,588,000
                                                =============  ================

The accompanying notes are an integral part of these consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1999 and 1998



                                                                                             Additional                    Total
                                                      Preferred Stock     Common Stock        Paid-In    Accumulated   Stockholders'
                                                     Shares    Amount   Shares    Amount      Capital      Deficit         Equity
                                                   ---------  ----------------------------- ------------ ------------   ------------

BALANCES, December 31, 1997 ....................... 113,333   $ 1,133  1,579,353 $ 157,936 $ 38,296,454 $(22,363,845)  $ 16,091,678
Purchase and retirement of Series B preferred stock  (4,500)      (45)      --        --       (206,205)        --         (206,250)
Issuance of common stock for:
    Exercise of warrants ..........................    --        --          125        12          926         --              938
    Conversion of Series B preferred stock ........  (1,497)      (15)    21,584     2,158       (2,143)        --             --
Series B preferred stock dividends ................    --        --         --        --       (278,026)        --         (278,026)
Net Loss ..........................................    --        --         --        --           --    (10,627,471)   (10,627,471)
                                                   ---------  ------- ---------   --------  ------------ ------------
BALANCES, December 31, 1998 ....................... 107,336     1,073  1,601,062   160,106   37,811,006  (32,991,316)     4,980,869
Purchase and retirement of Series B preferred stock    (825)       (8)      --        --        (51,305)        --          (51,313)
Issuance of common stock for:
    Services of Directors in lieu of cash .........    --        --       42,700     4,270       63,063         --           67,333
    Conversion of Series B preferred stock ........    (683)       (7)    87,636     8,764       (8,757)        --             --
Series B preferred stock dividends ................    --        --         --        --       (177,816)        --         (177,816)
Net Loss ..........................................    --        --         --        --           --       (465,274)      (465,274)
                                                                      ---------  --------  -----------  -----------   ------------
BALANCES, December 31, 1999 ....................... 105,828   $ 1,058  1,731,398   173,140 $ 37,636,191 $(33,456,590)  $  4,353,799
                                                    =======   =======  ==========  ========   ========== ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998



                                                                                   1999           1998
                                                                              ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ..........................................................   $   (465,274)   $(10,627,471)
      Adjustments  to  reconcile  net loss to net  cash  provided  by (used  in)
          operating activities:
                   Depreciation, depletion and amortization .............      1,007,515       2,241,092
                   Amortization of debt discount and issuance costs .....        357,573         396,742
                   Bad debt expense .....................................         23,710            --
                   Impairment expense:
                          Assets held for sale ..........................           --           313,953
                          Oil and gas properties ........................           --         7,278,818
                   Loss (Gain) on sale of assets ........................           (968)         (3,555)
                   Issuance of common stock for services ................         29,747            --
                   Other ................................................           --            12,255
                                                                            ------------    ------------
                          Cash flows before working capital adjustments .        952,303        (388,166)
      Changes in operating assets and liabilities:
                   (Increase) decrease in:
                          Trade receivables .............................         (6,097)        336,974
                          Inventory .....................................           --           385,091
                          Prepaid expenses and other ....................         24,338           8,292
                   Increase (decrease) in:
                          Accounts payable ..............................       (147,647)        (40,673)
                          Accrued expenses ..............................        (83,607)       (512,971)
                                                                            ------------    ------------
                   Net cash provided by (used in) operating activities ..        739,290        (211,453)
                                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property, plant and equipment ............       (933,704)     (7,364,232)
      Redemption of certificate of deposit ..............................         70,000          25,000
      Proceeds from sale of property, plant and equipment ...............        101,005       3,823,286
                                                                            ------------    ------------
                   Net cash provided by (used in) investing activities ..       (762,699)     (3,515,946)
                                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options and warrants ..............           --               938
      Series B preferred stock dividends ................................       (244,653)       (210,941)
      Repayment of long-term debt .......................................         (5,853)     (1,207,805)
      Offering costs ....................................................           --          (146,765)
      Purchase and retirement of Series B preferred stock ...............        (51,313)       (206,250)
                                                                            ------------    ------------
                   Net cash provided by (used in) financing activities ..       (301,819)     (1,770,823)
                                                                            ------------    ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS .........................       (325,228)     (5,498,222)

CASH AND EQUIVALENTS, beginning of year .................................      1,049,582       6,547,804
                                                                            ------------    ------------

CASH AND EQUIVALENTS, end of year .......................................   $    724,354    $  1,049,582
                                                                            ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest ..............................................   $    280,425    $    400,309
                                                                            ============    ============

    Cash paid for income taxes ..........................................   $       --      $       --
                                                                            ============    ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998



                                                                          1999           1998
                                                                     -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
     Debt incurred for purchase of vehicles ......................   $      --      $    32,610
     Increase (decrease) in payables for:
          Oil and gas properties .................................       (22,246)    (1,002,353)
          Offering costs .........................................          --         (146,765)
          Series B preferred stock dividends .....................       (67,085)        67,085
     Capitalized portion of amortized debt issuance/discount costs          --          485,534

The accompanying notes are an integral part of these consolidated financial statements

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Nature of Operations - At December 31, 1999 the principal business of Pease Oil and Gas Company ("Pease") is to participate as a non-operating, minority interest owner in exploration, development, production and sale of oil, natural gas and natural gas liquids. Pease was previously engaged in the processing and marketing of natural gas at a gas processing plant, the sale of oil and gas production equipment and oilfield supplies, and oil and gas well completion and operational services. However, as discussed in Note 2, during 1998, Pease's gas processing plant and the oilfield service and supply businesses were sold. Pease conducted its operations through the following wholly-owned subsidiaries: Loveland Gas Processing Company, Ltd.; Pease Oil Field Services, Inc.; Pease Oil Field Supply, Inc.; and Pease Operating Company, Inc. All the subsidiaries are currently inactive.

    Continuing Operations - Pease has historically incurred net operating losses resulting in an accumulated deficit of $33.5 million as of December 31, 1999. As a result of the continuing losses, Pease's stockholders' equity has been reduced to approximately $4.3 million. At December 31, 1999, the liquidation preference of the Series B Preferred stock is in excess of total stockholders' equity and the hyperdilutive potential of the conversion feature has resulted in Pease's inability to raise additional equity capital which is critical to carry out development and exploration activities that are planned for the next several years. Pease may be required to redeem the Series B Preferred stock on December 31, 2002 at a price equal to the liquidation preference. Alternatively, Pease can force the holders to convert to common stock which would result in ownership by the Preferred holders in excess of 90% (based on the current trading price of the common stock). However, Pease does not currently have a sufficient number of common shares authorized to convert all of the Preferred stock. Under the terms of the Preferred Stock Agreement, Pease is obligated to take the appropriate steps to increase the number of authorized shares in the future. However, no assurance can be given at this time whether or not additional shares can or will be authorized.

    In April 2001, Pease will also be required to pay off convertible debentures with a current outstanding balance of $2,782,500. During 1998 and into 1999, Pease has taken several steps to reduce general and administrative costs and management believes Pease will be able to generate positive operating cash flows in 2000. Management believes capital requirements for 2000 will be between $200,000 and $1,200,000. Accordingly, management believes that existing working capital, plus cash expected to be generated from operating activities will be sufficient to meet commitments for capital expenditures and other obligations of Pease through at least the first quarter of 2001. However, should the existing working capital not be sufficient to meet future obligations, Pease may have to consider other alternatives, including the sale of existing assets, cancellation of existing exploration agreements, farmouts, joint ventures, restructuring under the protection of the Federal Bankruptcy Laws and/or liquidation.

    During 1998, in response to a series of dry holes and other factors that contributed to the historically poor financial results, Pease restructured its management and began to vigorously pursue a merger candidate. Pease's Board of Directors believed that a merger would, among other things, increase Pease's asset base and improve the chances of financing future opportunities. As a result of these efforts, Pease signed an Agreement and Plan of Merger ("Merger Agreement") on September 1, 1999 (and amended in December 1999) with Carpatsky Petroleum, Inc. ("Carpatsky"), a publicly held company traded on the Alberta Stock Exchange under the symbol "KPY." Carpatsky is engaged in production and development of oil, gas and condensate in the Republic of Ukraine with proven reserves much greater than Pease's. The transaction is still conditioned upon, among other things, regulatory and shareholder approvals. Pursuant to the terms of the proposed merger transaction, Pease will issue approximately 44.96 million shares of common stock plus 102.41 million shares of a newly designated preferred stock to acquire all the outstanding stock of Carpatsky. In addition, all of Pease's currently outstanding Series B Preferred Stock will be exchanged for approximately 8.9 million shares of common stock at the close of the transaction. All holders of the Series B Preferred Stock have agreed that dividends subsequent to September 2000 shall not be paid on their holdings if the contemplated transaction with Carpatsky is ultimately consummated. They have also agreed not to sell or convert any outstanding shares of the Series B Preferred until the contemplated transaction with Carpatsky is either completed or abandoned. The Merger Agreement contemplates an "opt-out" break-up fee of $250,000 payable by the defaulting party to the merger. If this merger occurs, Carpatsky will have control of Pease as Pease will have only one of the expected seven board of director positions. It is expected current management will also be replaced.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Principles of Consolidation - The accompanying financial statements include the accounts of Pease and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

    Cash and Equivalents - Pease considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    Oil and Gas Properties - Pease's oil and gas producing activities are accounted for using the full cost method of accounting. Pease has one cost center (full cost pool) since all of its oil and gas producing activities are conducted in the United States. Under the full cost method, all costs associated with the acquisition, development and exploration of oil and gas properties are capitalized, including payroll and other internal costs that are directly attributable to these activities. For the years ended December 31, 1999 and 1998, capital expenditures include internal costs of $23,804 and $236,931, respectively. Proceeds from sales of oil and gas properties are credited to the full cost pool with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

    Impairment of Long-Lived Assets - Pease performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value exceeds estimated undiscounted future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value.

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

    Depreciation expense related to property, plant and equipment amounted to $22,402 and $326,830 for the years ended December 31, 1999 and 1998, respectively.

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

    Pease's financial statements are based on a number of significant estimates including the allowance for doubtful accounts, assumptions affecting the fair value of stock options and warrants, and oil and gas reserve quantities which are the basis for the calculation of amortization and impairment of oil and gas properties. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories.

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

    Revenue Recognition - Pease recognizes revenues for oil and gas sales upon delivery to the purchaser. Revenues from oil field services were recognized as the services are performed. Oil field supply and equipment sales were recognized when the goods were shipped to the customer.

    Net Loss Per Common Share -Net loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which requires disclosure of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution for potential common shares and is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same in 1999 and 1998 as all potential common shares were antidilutive.

    Stock Split - Effective December 1, 1998, the Board of Directors declared a 1 for 10 reverse stock split related to Pease's common stock. All share and per share amounts in the accompanying financial statements and notes have been retroactively restated for this stock split.

    Stock-Based Compensation - Pease accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of Pease's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

    In October 1995, the Financial Accounting Standards Board issued a new statement titled Accounting for Stock- Based Compensation. SFAS No. 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date and pro forma information be provided as to the fair value effects of transactions with employees. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No. 123.

2.  ASSETS DIVESTITURE:

    During the fourth quarter of 1997, Pease's Board of Directors determined that Pease's long-term strategy had shifted to exploration and development activities in the Gulf Coast region and that the Rocky Mountain assets should be divested. Accordingly, Pease evaluated these assets in 1997 for impairment and reduced the net carrying value to the estimated fair value. These assets were sold during 1998 for cash proceeds of $3,054,000 and an additional payment of $100,000 was received in April 1999.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Company recognized an impairment charge in 1998 of $313,953, to account for the difference between the net realizable value estimated in 1997 and the actual amount realized in 1998. The results of operations during 1998, exclusive of the impairment charge, related to the Rocky Mountain assets are as follows:

                                                            1998
             Revenues                                $   1,488,843
             Operating costs and expenses               (1,394,141)
             Depreciation and amortization                (549,816)
                                                     ---------------
                      Loss from operations           $    (455,114)
                                                     ==============

3.  DEBT FINANCING ARRANGEMENTS:

    Long-Term Debt - Long-term debt at December 31, 1999 consists of the following:

     Convertible debentures, interest at 10%,
       due April 2001, unsecured                               $   2,782,500
     Less unamortized discount                                      (292,450)
                                                               ----------------
          Net carrying value                                       2,490,050

     Note payable to bank, interest at 8.5%,
       monthly payments of $669, due March 2003,
       collateralized by a vehicle                                    22,520

          Total long-term debt                                     2,512,570
          Less current maturities                                     (6,352)
            Long-term debt, less current maturities            $   2,506,218
                                                                  =============

    Aggregate maturities of long-term debt excluding the unamortized non-cash discount, are as follows:

             Year Ending December 31:

                      2000                          $          6,352
                      2001                                 2,789,396
                      2002                                     7,505
                      2003                                     1,767
                                                    -----------------
                           Total                    $      2,805,020
                                                    =================

Convertible Debentures and Consulting Agreement - In March 1996, Pease entered into a consulting agreement with a company (the "Consultant") that specializes in developing and implementing capitalization plans, including the utilization of debt capital in business operations. The agreement expired in February 1999, and provided for minimum monthly cash payments of $17,500. In addition to cash compensation, Pease agreed to grant warrants to purchase 100,000 shares of Pease's common stock. The exercise price of the warrants is $7.50 per share and they expire in March 2001.

In April 1996, Pease, with the assistance of the Consultant, initiated a private placement to sell up to $5,000,000 of collateralized convertible debentures in the form of "Units." Each Unit consists of one $50,000 five-year 10% collateralized convertible debenture and detachable warrants to purchase 2,500 shares of Pease's common stock at $12.50 per share (see Note 7 for additional information with respect to the warrants). In November 1996, the offering was completed and Pease was successful in selling the entire $5,000,000 generating net cash proceeds of $4,300,000. The estimated fair value of the detachable warrants of $1,829,000 has been treated as a discount and is being amortized using the interest method. The debentures were initially collateralized by a first priority interest in certain Rocky Mountain oil and gas properties owned and operated by Pease.

The debentures are convertible, at the holder's option, into Pease's common stock for $30.00 per share and may be redeemed by Pease, in whole or in part, at a premium to the original principal amount. During the year ended

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1997, the holders of $1,025,000 of debentures elected to convert to 341,665 shares of common stock. Effective October 1, 1998, the holders of the debentures voted to amend the debentures to release the oil and gas properties which previously collateralized this debt. In exchange for this release, Pease agreed to retire 30% of the outstanding principal balance which amounted to an aggregate of $1,192,500. Interest on the debentures is payable quarterly and the principal balance is due on April 15, 2001.

4.  INCOME TAXES:
    Deferred tax assets (there are no deferred tax liabilities) as of December 31, 1999 are comprised of the following:

                                                            1999
    Long-term Assets:
            Net operating loss carryforwards            $  9,646,000
            Property, plant  and equipment                   968,000
            Tax credit carryforwards                         294,000
            Percentage depletion carryforwards               160,000
            Other                                              8,000
                                                      ---------------
                     Total                                11,076,000
            Less valuation allowance                     (11,076,000)
                     Net long-term asset                $      -
                                                     ================

    During the years ended December 31, 1999 and 1998, Pease increased the valuation allowance by $1,525,000 and $3,050,000, respectively, primarily due to an increase in the net operating loss carryforwards which are not considered to be realizable. Pease has provided a valuation allowance for the net operating loss and credit carryforwards based upon the various expiration dates and the limitations which exist under IRS Sections 382 and 384.

    At December 31, 1999, Pease had net operating loss carryforwards for income tax purposes of approximately $24 million, which expire primarily in 2008 through 2019. Some of these net operating losses are subject to limitations under IRS Sections 382 and 384, particularly should a significant number of Series B Preferred stock convert into common stock in the future or the merger with Carpatsky is consummated. Additionally, Pease has tax credit carryforwards at December 31, 1998, of approximately $294,000 and percentage depletion carryforwards of approximately $429,000.

5.  COMMITMENTS AND CONTINGENCIES:

Employment Agreements - During 1994, the Board of Directors approved an employment agreement with Pease's current President/CFO and formally reaffirmed that commitment in 1999. The agreement may be terminated by the officer upon 90 days notice or by Pease without cause upon 30 days notice. In the event of a termination by Pease without cause, Pease would be required to pay the officer one year's salary. If the termination occurs following a change in control, which includes a merger, Pease would be required to make a lump sum payment equivalent to two year's salary.

Profit Sharing Plan - Pease has established a 401(k) profit sharing plan that covers all employees with six months of service who elect to participate in the Plan. The Plan provides that the employees may elect to contribute up to 15% of their salary to the Plan. All of Pease's contributions are discretionary and amounted to $3,862 and $5,401 for the years ended December 31, 1999 and 1998, respectively.

Environmental - Pease is subject to extensive Federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require Pease to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bankruptcy of Third Party Operator - In December 1998, NEG filed an Involuntary Petition for an Order and Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. As operator of the East Bayou Sorrel field, which represents a majority of Pease's current production, the bankruptcy petition might adversely effect future development or operation of the field; however, Pease does not expect that its interest in the field or production from currently existing wells will be affected.

Pease does have an unsecured claim in the bankruptcy proceeding for various amounts which Pease believes were overpaid to the operator in connection with the drilling of existing wells. Collection of these amounts may be delayed or may not occur, pending disposition of NEG's reorganization proceeding. The total claim is approximately $60,000. However, no amount has been recorded in the financial statements as of December 31, 1999.

Contingencies - Pease may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. Pease is not currently involved in any such incidental litigation which it believes could have a materially adverse effect on its financial conditions or results of operations.

6.  PREFERRED STOCK

Pease has the authority to issue up to 2,000,000 shares of Preferred Stock, which may be issued in such series and with such preferences as determined by the Board of Directors. During 1993, Pease issued 1,170,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"). Each share of Series A Preferred Stock was entitled to receive dividends at 10% per annum when, as and if declared by Pease's Board of Directors. Unpaid dividends accrued and were cumulative. During 1997, the holders of all remaining shares of Series A Preferred Stock elected to convert to 56,990 shares of common stock pursuant to the original conversion terms. Upon conversion, the holders also received warrants to purchase 56,990 shares of common stock at $60.00 per share through August 13, 1998. On March 4, 1998, the expiration date of these warrants was extended for one year and therefore expired on August 13, 1999.

In December 1997, the Board of Directors authorized a new series of preferred stock which was designated as the Series B 5% PIK Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). Pease has authority to issue up to 145,300 shares of Series B Preferred Stock. On December 31, 1997, Pease issued 113,333 shares of Series B Preferred Stock for $5,666,650. The Series B Preferred Stock is convertible into common stock at a conversion price equal to a 25% discount to the average trading price of the common stock prior to conversion. This discount started at 12% in April 1998 and increased periodically until it topped out at 25%. The discount was being accounted for as an additional dividend on the Series B Preferred Stock which was recognized as a charge to earnings applicable to common stockholders in 1998. The Series B Preferred Stock provides for a liquidation preference of $50 per share and the holders are entitled to dividends at $2.50 per annum, payable quarterly in cash or additional shares of Series B Preferred Stock at the option of Pease.

However, in connection with the contemplated merger with Carpatsky, the Preferred stockholders have signed Agreements Not to Sell or Convert Securities which, among other things, stated that Pease's obligation to accrue and pay additional dividends on the Series B Preferred stock shall be deferred from the date that an Agreement and Plan of Merger with Carpatsky is signed. Therefore, dividends were accrued and paid to the Preferred stockholders through the close of business on September 1, 1999. If the merger with Carpatsky is consummated, there will be no further dividends paid. If the merger is not consummated, Pease shall be obligated at that time to accrue and pay dividends for the period from September 1, 1999 through the date on which the merger is abandoned. For financial statement presentation purposes, however, the preferred dividends for September 1, 1999 to December 31, 1999 have been deducted in determining net loss applicable to common stockholders as if such amounts were required to be paid.

Beginning in June 1999, Pease may force the holders to convert to common stock at a conversion price that generally represents a 25% discount from the fair value of the common stock. If not previously converted, Pease is required to redeem the Series B Preferred Stock on December 31, 2002 at a price equal to the Liquidation Preference.

In connection with the issuance of this preferred stock, Pease agreed to issue warrants to the placement agent for 32,380 shares of common stock at $17.50 per share.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  STOCK BASED COMPENSATION:

Stock Option Plans - Pease's shareholders have approved the following stock option plans that authorize an aggregate of 185,732 shares that may be granted to officers, directors, employees, and consultants: 9,000 shares in June 1991; 27,732 shares in June 1993; 15,000 shares in June 1994; 34,000 shares in August 1996; and 100,000 shares in May 1997.

The plans permit the issuance of incentive and nonstatutory options and provide for a minimum exercise price equal to 100% of the fair market value of Pease's common stock on the date of grant. The maximum term of options granted under the plan is 10 years and options granted to employees expire three months after the termination of employment. None of the options may be exercised during the first six months of the option term.

No options may be granted after 10 years from the adoption date of each plan. The following is a summary of activity under these stock option plans for the years ended December 31, 1999 and 1998:

                                                 1999                1998
                                        --------------------  -----------------
                                                    Weighted            Weighted
                                                    Average              Average
                                         Number     Exercise  Number    Exercise
                                       Of Shares     Price    f Shares   Price

Outstanding, beginning of year ....     71,030   $   13.85    118,880   $ 19.61
         Canceled .................     (6,250)       --      (46,350)    21.36
         Expired ..................       --         13.75     (1,500)    29.40
         Repriced .................                   --      (20,000)    26.90
         Granted ..................       --          --       20,000     11.25
         Exercised ................       --          --          --        --
                                                             --------    -------
Outstanding, end of year ..........     64,780   $   13.86     71,030   $ 13.85
                                                             ========   ========

For all options granted, the market price of Pease's common stock on the date of grant was equal to the exercise price. All options are currently exercisable and if not previously exercised, will expire as follows:

                                                       Weighted
                                  Range of             Average
                               Exercise Prices         Exercise       Number
                               Low        High          Price       Of Shares
Year Ending December 31,
             2000            $  7.00    $  8.30     $   7.77         22,265
             2001              10.00      18.10        12.80         10,015
             2002               5.00      29.70        18.35         32,500
                                                    ---------       --------
                                                    $  13.86         64,780
                                                    =========       ========

Warrants and Non-Qualified Stock Options - The Company has also granted warrants and non-qualified options which are summarized as follows for the years ended December 31, 1999 and 1998:

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    1999                   1998
                                           -----------------------  ----------------------
                                                         Weighted                Weighted
                                                          Average                Average
                                           Number        Exercise    Number      Exercise
                                           Of Shares       Price    Of Shares     Price

Outstanding, beginning of year .........    570,071   $   40.87      587,790    $  43.11
    Granted to former officers
      and directors for severance ......       --           --        39,850       14.88
    Expired ............................   (339,546)      57.61      (57,444)      45.81
    Exercised ..........................       --           --          (125)       7.50
                                            --------    --------      -------
Outstanding, end of year ...............    230,525   $   16.21       570,071    $ 40.87
                                            ========    ========     ========    =======

    If not previously exercised, warrants and non-qualified options will expire as follows:

                                                           Weighted
                                      Range of             Average
                                  Exercise Prices          Exercise       Number
    Year Ending December 31,       Low       High           Price      Of Shares

             2000                $  5.00    $ 71.90       $  18.58       66,845
             2001                   7.50      37.50          10.79       98,900
             2002                  17.50      30.30          22.05       64,780
                                                                      ---------
                                                           $ 16.21      230,525
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

                                                      Year Ended December 31,
                                                        1999         1998
                                                    -----------  -------------
Net loss applicable to common stockholders:
             As reported                            $ (730,798)  $ (12,694,965)
             Pro forma                                (730,798)    (16,507,036)
Net loss per common share:
             As reported                            $    (0.43)  $       (7.99)
             Pro forma                                   (0.43)          (8.29)

    The weighted average fair value of options and warrants granted to employees for the year ended December 31, 1998 was $2.24. No options or warrants were granted in 1999. The fair value of each employee option and warrant granted in 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                  Year Ended December 31,
                                                 1999                1998
                                           ----------------    ---------------
     Expected volatility                         N/A                80.0%
     Risk-free interest rate                     N/A                 5.6%
     Expected dividends                          N/A                   -
     Expected terms (in years)                   N/A                 2.2

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at December 31, 1999, management's best estimate is that the carrying amount of cash, receivables, notes payable to unaffiliated parties, accounts payable, and accrued expenses approximates fair value due to the short maturity of these instruments. Management estimates that fair value is approximately equal to carrying value of the convertible debentures since market interest rates have not changed significantly since the offering commenced.

9.  SIGNIFICANT CONCENTRATIONS:

    Substantially all of Pease's accounts receivable at December 31, 1999, resulted from crude oil and natural gas sales to companies in the oil and gas industry. This concentration of customers and joint interest owners may impact our overall credit risk, either positively or negatively, since these entities may be similarly affected by changes in economic or other conditions. In determining whether to require collateral from a significant customer or joint interest owner, Pease analyzes the entity's net worth, cash flows, earnings, and/or credit ratings. Receivables are generally not collateralized; however, receivables from joint interest owners are subject to collection under operating agreements which generally provide lien rights. Historical credit losses incurred on trade receivables by Pease have been insignificant.

     For the years ended December 31, 1999 and 1998, the Company had oil sales to a single customer which accounted for 46% and 20% of total revenues, respectively.

    At December 31, 1999, substantially all of Pease's cash and temporary cash investments were held at a single financial institution. The Company does not maintain insurance to cover the risk that cash and temporary investments with a single financial institution may be in excess of amounts insured by federal deposit insurance.

10.          OIL AND GAS PRODUCING ACTIVITIES:

    Property Acquisitions - In January 1997, Pease completed the acquisition of a 7.8125% after prospect payout working interest in a producing oil and gas prospect in Louisiana. The prospect is operated by National Energy Group, Inc.
(NEGX), an independent oil and gas producer. The purchase price was $1,750,000 which consisted of $875,000 in cash and the issuance of 31,500 shares of Pease's common stock with a fair value of $875,000. In February 1997, the Company entered into agreements with unaffiliated parties for the purchase of a 10% working interest in this prospect for $2.5 million. The assets acquired from this acquisition account for 77% of Pease's proved reserves at December 31, 1999.

    Full Cost Amortization Expense - Amortization expense amounted to $946,822 and $1,914,262 for the years ended December 31, 1999 and 1998, respectively. Amortization expense per equivalent units of oil and gas produced amounted to $7.64 and $9.52 for the years ended December 31, 1999 and 1998 respectively. Natural gas is converted to equivalent units of oil on the basis of six Mcf of gas to one equivalent barrel of oil.

    Unevaluated Oil and Gas Properties - At December 31, 1999, unevaluated oil and gas properties consist of the following:

    Unproved acquisition costs              $     960,810
    Geologic and geophysical costs                925,770
    Interest and other costs                      395,152
                                            -------------
                                            $   2,281,732

    All unevaluated costs were incurred during 1997, 1998 and 1999 and management expects that planned activities will enable the evaluation of substantially all of these costs by the end of 2000.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Capitalization of Interest - For the years ended December 31, 1999 and 1998, the Company capitalized interest costs of $278,250 and $854,483, respectively, related to unevaluated oil and gas properties and other exploration activities.

    Full Cost Ceiling - During 1998, Pease recognized an impairment charge of $7,278,818 due to the full cost ceiling limitation of which $4,739,775 was recognized in the fourth quarter. The fourth quarter impairment charge was substantially attributed to the expiration of certain previously unevaluated leases, the collapse of oil prices during that period and dry holes. No impairment charge has been recognized in 1999 since the ceiling is substantially higher at December 31, 1999 as a result of increased oil prices and additional discoveries and extensions of the Company's oil and gas reserves.

    Costs Incurred in Oil and Gas Producing Activities - The following is a summary of costs incurred in oil and gas producing activities for the years ended December 31, 1999 and 1998:
                                         1999                       1998
                                  --------------             -------------
    Lease acquisition costs       $       76,912             $      -
    Development costs                    239,276                   13,468
    Exploration costs                    593,247                6,799,382
                                  --------------             -------------
             Total                $      909,435             $  6,812,850
                                  ==============             =============

    Results of Operations from Oil and Gas Producing Activities - Results of operations from oil and gas producing activities (excluding well administration fees, general and administrative expenses, and interest expense) for the years ended December 31, 1999 and 1998 are presented below.
                                           1999                       1998
                                  --------------------    ---------------------
    Oil and gas sales               $  2,144,057               $    2,359,905
    Production costs                    (404,897)                  (1,049,563)
    Amortization expense              (1,007,515)                  (1,914,262)
    Impairment expense                      -                      (7,278,818)
                                  -------------------        ------------------
     Results of operations from
     oil/gas producing activities   $    731,645               $  ( 7,882,738)
                                  ====================       -================

    Oil and Gas Reserve Quantities (Unaudited) - Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. The reserve data is based on studies prepared by Pease's consulting petroleum engineers, Netherland, Sewell & Associates, Inc. Reserve estimates require substantial judgment on the part of petroleum engineers resulting in imprecise determinations, particularly with respect to new discoveries. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available. All proved oil and gas reserves are located in the United States. The following table presents estimates of our net proved oil and gas reserves, and changes therein for the years ended December 31, 1999 and 1998.

                                                                1999                       1998
                                                        ----------------------    -----------------------
                                                         Oil           Gas           Oil           Gas
                                                        (Bbls)        (Mcf)        (Bbls)         (Mcf)

Proved reserves, beginning of year ...............      275,000     1,368,000     1,085,000     4,535,000
   Purchase of minerals in place .................         --            --            --            --
   Sale of minerals in place .....................         --            --        (725,000)   (2,848,000)
   Extensions, discoveries, and
        other additions ..........................      130,000       330,000       129,000       517,000
   Revisions of previous estimates ...............        3,000        (2,000)     (105,000)     (286,000)
   Production ....................................      (74,000)     (337,000)     (109,000)     (550,000)
                                                     ----------    ----------    ----------    ----------
Proved reserves, end of year .....................      334,000     1,359,000       275,000     1,368,000
                                                     ==========    ==========    ==========    ==========
Proved developed reserves, beg. of year ..........      261,000       920,000       930,000     3,833,000
                                                     ==========    ==========    ==========    ==========
Proved developed reserves, end of year ...........      310,000       648,000       261,000       920,000
                                                     ==========    ==========    ==========    ==========

    The downward revisions of "previous estimates" in 1998 were primarily attributable to previously recorded undeveloped reserves were removed as a result of drilling dry holes. The upward revisions of "extensions, discoveries and other additions" in both 1998 and 1999 were primarily attributable to significant extensions of the estimated ultimate recoveries of oil and gas at the East Bayou Sorrel Field.

    Standardized Measure of Discounted Future Net Cash Flows (Unaudited) Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. We have followed these guidelines which are briefly discussed below.

    Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits and the utilization of net operating loss carryforwards. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

    The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect our expectations for actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

    The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves as of December 31, 1999 and 1998 based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69.

                                                                  1999                1998
                                                            ---------------      --------------
Future cash inflows                                         $  12,080,000        $  6,117,000
Future production costs                                        (3,089,100)         (1,519,000)
Future development costs                                         (834,200)           (544,000)
Future income tax expense                                            -                   -
                                                            ---------------      --------------
         Future net cash flows                                  8,156,700           4,054,000
10% annual discount for estimated  timing of cash flow         (1,887,000)         (1,103,000)
                                                            ---------------      --------------
Standardized Measure of Discounted Future Net Cash Flows    $   6,269,700        $  2,951,000
                                                            ==============        =============

Average prices used to estimate the reserves:

   Oil (per bbl)                                            $       24.91        $      10.15
   Gas (per Mcf)                                            $        2.77        $       2.43

    Changes in Standardized Measure (Unaudited) - The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1999 and 1998:

                                                               1999           1998
                                                        -----------    -----------
Standardized measure, beginning of year .............   $ 2,951,000    $ 9,678,000
Sale of oil and gas produced, net of production costs    (1,739,000)    (1,310,000)
Sale of minerals in place ...........................          --       (5,109,000)
Net changes in prices and production costs ..........     2,504,000     (1,031,000)
Net changes in estimated development costs ..........      (245,000)       907,000
Revisions of previous quantity estimates ............      (267,000)    (2,874,000)
Discoveries, extensions, and other additions ........     2,771,000      1,722,000
Accretion of discount ...............................       295,000        968,000
                                                        -----------    -----------
Standardized Measure, end of year ...................   $ 6,270,000    $ 2,951,000
                                                        ===========    ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable to the Registrant.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers
The following table sets forth the names and ages of the current directors and executive officers of Pease, the principal offices and positions with Pease held by each person and the date such person became a director or executive officer of Pease. The executive officers of Pease are elected annually by the Board of Directors. The Board of Directors is divided into three approximately equal classes. The directors serve three year terms and until their successors are elected. Each year the stockholders elect one class of directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of Pease are as follows:
                                                                      Served as
         Name          Age      Position With Pease              Director Since
--------------------------      ------------------------------------------------
Patrick J. Duncan       37      President, Chief Financial Officer,        1995
                                  and Director  (Term Expires 2000)

Steve A. Antry          44      Director (Term Expires 2001)               1996

Stephen L. Fischer      41      Director (Term Expires 2001)               1997

Homer C. Osborne (2)    70      Director (Term Expires 2001)               1994

James C. Ruane (1)(2)   65      Director (Term Expires 2001)               1980

Clemons F. Walker (2)   60      Director (Term Expires 1999)               1996

    (1) Member of the Audit Committee of the Board of Directors.
    (2) Member of the Compensation Committee.

    Pease's Board of Directors held 7 meetings during 1999. All were actual meetings at which all directors attended except for Steve A. Antry, William F. Warnick and Stephen L. Fischer who missed one meeting and James C. Ruane who missed two meetings.

    Pease has an audit committee, consisting of James C. Ruane which did not meet in 1999. The functions of the audit committee are to review financial statements, meet with Pease's independent auditors and address accounting matters or questions raised by the auditors.

    Pease has a compensation committee consisting of James C. Ruane, Homer C. Osborne, and Clemons F. Walker, which did not meet in 1999. The functions of the compensation committee are to review compensation of officers and employees and administer and award options under all stock option plans of Pease.

     Patrick J. Duncan has been our President since November 1998, our Chief Financial Officer since September 1994, and our Treasurer since March 1996. In addition to managing the day-do-day activities of Pease, Mr. Duncan is responsible for all the financial, accounting and administrative reporting and compliance required by his individual job titles. Mr. Duncan was an Audit Manager with HEIN + ASSOCIATES LLP, Certified Public Accountants, from 1991 until joining Pease as our Controller in April 1994. From 1988 until 1991, Mr. Duncan was an Audit Supervisor with Coopers & Lybrand, Certified Public Accountants. Mr. Duncan received a B.S. degree from the University of Wyoming in 1985.

     Steve A. Antry is the founder, President and Chairman of the Board of Directors of Beta Oil and Gas, Inc., a publicly held entity. In addition, Mr. Antry founded Beta Capital Group, Inc., a financial consulting firm in November 1992, and was its President through June 1997. Beta Capital Group, Inc. specializes in selecting and working with emerging oil and gas exploration companies which have production and drilling prospects strategic for rapid growth yet also need capital and market support to achieve that growth. Mr. Antry remains Chairman of the Board of Directors of Beta Capital Group, Inc. but resigned as its President to devote his full attention to Beta Oil and Gas. Before forming Beta Capital Group, Inc., Mr. Antry was an officer of Benton Oil & Gas company, from 1989 through 1992, ultimately becoming President of a wholly owned subsidiary. Before Benton, Mr. Antry was a Marketing Director for Swift Energy from 1987 through 1989. Mr. Antry began working in the oil fields in Oklahoma in 1974. He has served in various exploration management capacities with different companies, including Warren Drilling Company, as Vice President of Exploration and Nerco Oil and Gas, a division of Pacific Power and Light, where he served as Western Regional Land Manager. Mr. Antry is a member of the International Petroleum Association of America "IPAA", serving on the Capital Markets Committee and has B.B.A. and M.B.A. degrees from Texas Christian University.

    Stephen L. Fischer is the Vice President of Capital Markets of Beta Oil and Gas, Inc., a publicly held entity, and has been Vice President of Beta Capital Group, Inc. since March 1996. From April 1996 through March 1998 he was also a registered representative of Signal Securities, Inc., a registered broker-dealer. Between 1991 and before joining Beta Capital Group, Inc. in 1996, Mr. Fischer was a Registered Representative of Peacock, Hislop, Staley & Given, an Arizona based investment banking firm. Since 1983, Mr. Fischer has held various positions in the financial services industry in investment banking, retail, and institutional sales, with a special emphasis on the oil and gas exploration sector.

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

    James C. Ruane formerly owned and operated Goodall's Charter Bus Service, Inc., a bus chartering business representing Grey Line in the San Diego area, from 1958 to 2000 when he sold the company. Mr. Ruane has been an oil and gas investor for over 20 years and is currently enjoying retirement.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of our Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file.

The following disclosure is based solely upon a review of the Forms 3 and 4 and any amendments thereto furnished to Pease during our fiscal year ended December 31, 1999, and Forms 5 and amendments thereto furnished to us with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons. Based on this review no person who was a director and beneficial owner of more than 10% of Pease's outstanding Common Stock during such fiscal year filed late reports on Forms 3 and 4.

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

                                        SUMMARY COMPENSATION TABLE
                                                                                         Long-Term
                                               Annual Compensation                   Compensation Awards
                                                                                    Restricted  Securities
Name and Principal ...............                                 Other Annual       Stock     Underlying
Position .........................   Year     Salary   Bonus       Compensation       Awards    Options/SARs(#)
----------------------------------   ----   --------   ---------   -------------      ------   -------------------

Patrick J. Duncan ................   1999   $ 97,957   None        None               None         None
    President and CFO (3) ........   1998   $104,370   None        None               None         None
                                     1997   $ 79,791   $5,000      None               None        24,500
Willard H. Pease, Jr .............
    Former President and .........   1998   $108,303   $25,000   $ 150,000(1)         None         None
    Chief Executive Officer(1) ...   1997   $ 93,270   $5,000      None               None        25,000
J.N. Burkhalter
    Former V.P. Engineering ......   1998       None   None        None               None         None
    and Production (2) ...........   1997   $ 84,790   None      $ 138,050(2)         None         3,500

    (1) In December 1998 Mr. Pease's employment with us was terminated. In accordance with his amended employment agreement, Mr. Pease received a cash payment of $150,000 for severance.
    (2) Effective January 1, 1998, Mr. Burkhalter resigned his position as our V.P. of Engineering and Production in light of our anticipated sale of the Rocky Mountain assets. In connection with his resignation, Mr. Burkhalter received total severance of $138,050 consisting of office equipment and one vehicle valued at $5,850, and a future cash obligation of $132,200. The cash obligation will be paid in monthly installments through August 2000. This severance was granted by us, in part, pursuant to the terms of an employment agreement dated December 27, 1994.
    (3) Mr. Duncan was appointed by the Board of Directors as our President to succeed Mr. Pease. No additional amounts have been shown as Other Annual Compensation because the aggregate incremental cost to us for personal benefits provided to Mr. Duncan did not exceed the lesser of $50,000 or 10% of his annual salary in any given year.

Option Grants in the Last Fiscal Year
There were no grants of stock options to the Named Executive Officers pursuant to Pease's Stock Option Plans during the fiscal year ended December 31, 1999.

Aggregated Option Exercises in the Last Fiscal Year and the Fiscal Year-End Option Values

Set forth below is information with respect to the unexercised options to purchase Pease's Common Stock held by Named Executive Officers at December 31, 1999. No options were exercised during fiscal 1999.


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

Patrick J. Duncan                None                  None       35,000/35,000       $ 0/0(1)
      President and
      Chief Financial Officer

    (1) The value of the unexercised In-the-Money Options was determined by multiplying the number of unexercised options (that were in other money on December 31, 1999) by the closing sales of Pease's common stock on December 31,1998 (as reported by NASDAQ) and from that total, subtracting the total exercise price. No options were in-the-money at December 31, 1999.

Employment Contract
We reaffirmed the Employment Agreement of Patrick J. Duncan as Pease's President and Chief Financial Officer dated December 27, 1994 by a letter dated January 11, 1999 at an annual salary of $97,500. Upon termination or change of control, we are obligated to pay Mr. Duncan one to two year's salary.

Compensation of Directors
Directors who are employees or otherwise receive compensation from us do not receive additional compensation for service as directors. Outside directors each receive a $2,500 annual retainer fee, $750 per meeting attended and $100 per meeting conducted via telephone conference. Historically, all fees are paid in the form of Pease restricted common stock but future fees may be paid in cash and/or common stock.

ITEM 11-  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of Pease's common stock, its only class of outstanding voting securities as of January 1, 2000, by (i) each of Pease's directors and officers, and (ii) each person or entity who is known to Pease to own beneficially more than 5% of the outstanding common stock with the address of each such person or entity. Beneficial owners listed have sole voting and investment power with respect to the shares unless otherwise indicated.

                      SECURITY OWNERSHIP OF MANAGEMENT AND
                            CERTAIN BENEFICIAL OWNERS

 Name and Address of       Amount and Nature of
 Officer or Director       Beneficial Ownership(1)      Percent of Class(12)
---------------------      ----------------------       -----------------
Steve Allen Antry             60,496 Shares  (2)            3.39%
Patrick J. Duncan             36,564 Shares  (3)            2.07%
Stephen L. Fischer            30,115 Shares  (4)            1.72%
Homer C. Osborne              14,657 Shares  (5)            0.84%
James C. Ruane                31,761 Shares  (6)            1.83%
Clemons F. Walker             31,357 Shares  (7)            1.80%
                         ---------------------------        ------

All Officers and Directors as a
group (six persons)          204,950 Shares  (8)           10.99%

Kayne Anderson, et al.
  1800 Avenue of the Stars
  Second Floor
  Los Angeles, CA 90067    4,984,820 Shares (9)(10)        74.22%

State Street, et al
  Chase/Chemical Bank
  A/C State Street Bank & Trust Co.
  4 New York Plaza
  Ground Floor/Receive Window
  New York, NY 10004            3,350,971 Shares (9)(11)     65.93%
Howard Amster IRA
  111 East Kilbourn Ave.
  Milwaukee, WI 53202              83,744 Shares (9)          4.62%
The Madav IX Foundation
  1750 Euclid Avenue
  Cleveland, OH 44115             167,549 Shares (9)          8.82%
Ramat Securities, Ltd.
  23811 Chagrin Blvd., Suite 200
  Beachwood, OH 44122              27,227 Shares (9)          1.55%
Tamar Securities, Inc.
  23811 Chagrin Blvd., Suite 200
  Beachwood, OH 44122             251,323 Shares (9)         12.68%

Security Ownership of Series B
  Preferred Stockholders
  as a Group (10 entities)      8,865,664 Shares (9)(12)     83.66%(13)
---------------------

(1) Shares are owned directly and beneficially unless stated otherwise.

(2) Includes 8,100 shares that are owned directly by Mr. Antry, 750 shares underlying presently exercisable options, 6,146 shares underlying presently exercisable warrants, and 45,500 shares underlying presently exercisable warrants that are held by Mr. Antry's wife.

(3) Includes 1,564 shares owned directly by Mr. Duncan, 35,000 shares underlying presently exercisable options.

(4) Includes 8,295 shares owned directly by Mr. Fischer, 400 shares owned by his wife, 750 shares underlying presently exercisable options and 20,670 shares underlying presently exercisable warrants.

(5) Includes 10,376 shares owned directly by Mr. Osborne and 4,281 shares underlying presently exercisable options.

(6) Includes 26,597 shares owned directly by Mr. Ruane, 456 shares held by Mr. Ruane as trustee for two trusts, over which shares Mr. Ruane may be deemed to have shared voting and investment power, 1,225 shares underlying presently exercisable warrants, 3,483 shares underlying presently exercisable options.

(7) Includes 16,335 shares owned directly by Mr. Walker, 14,272 shares underlying presently exercisable warrants, and 750 shares underlying presently exercisable options.

(8) Includes 72,123 shares owned, directly or indirectly, 45,014 shares underlying presently exercisable options, 87,813 shares underlying presently exercisable warrants.

(9) Percentages shown for the 10 beneficial owners of the Series B preferred stock assume that all the outstanding preferred stock is exchanged for 8,865,665 shares of common stock pursuant to the terms associated with the contempated merger with Carpatsky. However, the conversion provisions of our Articles of Incorporation applicable to the Series B preferred stock provide for a conversion price based on a 25% discount to the reported sales price of the common stock immediately prior to conversion. Accordingly, absent the agreed upon terms associated with the merger and using the reported sales price at March 30, 2000, the 105,828 presently outstanding preferred shares would be convertible into over 16.1 million shares of common stock. Therefore, if the merger with Carpatsky is abandoned, the beneficial ownership of the preferred stockholders as a class could be more than illustrated in this table.

(10) The preferred stock is held by four entities which are effectively controlled by Kayne Anderson Investment Management, Inc., a Nevada corporation, a registered investment advisor. The entities which directly own the stock are Arbco Associates, L.P., Kayne Anderson Non-Tradition Investments, L.P., Offense Group Associates, L.P. and Opportunity Associates, L.P.

(11) The preferred stock is held by two entities, Marine Crew & Co, and Sandpiper & Co. that are effectively controlled by State Street Research and Management Company, a registered investment advisor to two large unaffiliated institutional investors.

(12) We are presently authorized to issue up to 4.0 million shares of common stock, an insufficient number of authorized shares for conversion of all outstanding Series B preferred stock into common stock.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Beta Capital Group, Inc.-
In March 1996 we entered into a three-year consulting agreement with Beta Capital Group, Inc. ("Beta"). Beta's president, Steve Antry, has been a director of Pease since August 1996. The consulting agreement with Beta provides for minimum monthly cash payments of $17,500 plus reimbursement for out-of-pocket expenses. We also agreed to pay Beta additional fees, as defined in the agreement, that are based on a percentage of the gross proceeds generated from any public financing, private financing or from any warrants that are exercised during the term of the agreement. The following is a summary of amounts we paid to Beta, or its agents, during the term of the agreement:


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
                                                          ==========   ==========   ==========   ==========

In addition to the cash compensation, in 1996 we granted Beta warrants to purchase 100,000 shares of Pease common stock for $7.50 per share. For financial statement reporting purposes, these warrants were valued at $294,000. As allowed under the terms of the agreement, Beta subsequently assigned 40,000 of those warrants to other parties, including 10,000 to a Mr. Richard Houlihan, a former director of Pease and 20,670 to Mr. Stephen Fischer, a current director of Pease (Mr. Fischer is also a principal of Beta). In March 1997, we granted Beta warrants to purchase an additional 10,000 shares of Pease common stock at $37.50 per share. For financial statement reporting purposes, these warrants were valued at $60,000. All the warrants granted Beta expire in April 2001.

Transactions with Other Directors-
In July 1998 our Board of Directors established an Executive Committee designed to manage the significant aspects of our business on a committee basis. Mr. William F. Warnick, a director, was elected as Chairman of the Committee. In exchange for his services in 1998, Mr. Warnick received cash compensation of $44,010 plus $17,966 for reimbursement of out-of-pocket expenses. The Executive Committee was dissolved by unanimous vote of the Board of Directors on April 26, 1999 at the request of Mr. Duncan and Mr. Antry because they did not feel the Executive Committee was being utilized and any significant transactions were already being addressed by the full Board. Mr. Warnick resigned as director and Chairman of the Board on September 10, 1999.

Transactions with Former Officers- On December 7, 1998, Mr. Willard H. Pease, Jr.'s employment with us was terminated. Mr. Pease was formerly the President, Chairman and CEO. In connection with his termination and pursuant to the terms of his amended employment agreement, Mr. Pease received a cash payment of $150,000 for severance.

Effective January 1, 1998, Mr. J. N. Burkhalter resigned as our V.P. of Engineering and Production in light of our anticipated sale of the Rocky Mountain assets. In connection with this resignation, we entered into a Retirement,

Severance and Termination of Employment Agreement with Mr. Burkhalter that provided for total severance of $138,050. The severance consisted of office equipment and one vehicle valued at $5,850 and a cash obligation of $132,200, which will be paid in monthly installments through August 2000.

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Ex. No.  Description and Method of Filing

3.1      Articles of Incorporation (5)
3.2      Certificate of Amendment to the Articles of Incorporation filed on
         June 23, 1993 (5)
3.3      Certificate of Amendment to the Articles of Incorporation filed on
         June 29, 1993 (5)
3.4      Plan of Recapitalization (5)
3.5      Certificate of Amendment to the Articles of Incorporation filed on
         July 5, 1994 (5)
3.6 Certificate of Amendment to the Articles of Incorporation filed on December 19, 1994 (5)
3.7 Certificate of Amendment to Article IV of the Articles of Incorporation as filed with the Nevada Secretary of State, increasing the authorized shares of common stock of Registrant to 40,000,000 shares, $0.10 par value, incorporated by reference to Exhibit 3(i) of the Registrant's Form 8-K dated June 11, 1997 (6)
3.8 Certificate of Change in Number of Authorized Shares of Common Stock dated November 18, 1998 (5)
3.9      Bylaws as amended and restated (5)
4.1      Agreement and Plan of Merger dated August 31, 1999 (9)
4.2      First Amendment to Agreement and Plan of Merger dated December 30,
         1999 (10)
4.3 Amendment to the Certificate of Designation of Series B 5% PIK Cumulative Convertible Preferred Stock, incorporated by reference to
         Exhibit 3.2 of Registrant's Form 8-K dated December 31, 1997(7)
10.1     1993 Stock Option Plan (5)
10.2     1994 Employee Stock Option Plan (5)
10.3 Employment Agreement effective December 27, 1994 between Pease Oil and Gas Company and Patrick J. Duncan.
10.4 Agreement between Beta Capital Group, Inc., and Pease Oil and Gas Company dated March 9, 1996 (2)
10.5     Form of Warrants issued to Beta Capital Group, Inc.(3)
10.6     1996 Stock Option Plan (3)
10.7     1997 Long Term Incentive Option Plan (4)
10.8     Preferred Stock Investment Agreement dated December 31, 1997 (7)
10.9 Exploration Agreement dated 1/1/97 between Parallel Petroleum Corporation, Sue-Ann Production Company, TAC Resources, Inc., Allegro Investments, Inc., Beta Oil and Gas Company, Pease Oil and Gas Company, Meyer Financial Services, Inc., Four-Way Texas, LLC regarding the Ganado Prospect (4)
10.10 Retirement, Severance and Termination of Employment Agreement from James N. Burkhalter dated 1/1/98 (4)
10.11 Severance and Termination of Employment Agreement effective December 7, 1998 between Willard H. Pease, Jr. and Pease Oil and Gas Company.(5)
10.12 Confirmation of Employment Contract effective January 11, 1998 between Patrick J. Duncan and Pease Oil and Gas Company.(5)
10.13 Engagement Letter of San Jacinto Securities, Inc. dated September 4, 1998 with Pease Oil and Gas Company (5)
23.1 Consent of Netherland, Sewell & Associates, Inc., Consulting Petroleum Engineers.
27.1     Financial Data Schedule.
---------------

Footnotes for Exhibits:

    (1) Incorporated by reference to the Registrant's annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
    (2) Incorporated by reference to the Registrant's annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
    (3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
    (4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
    (5) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
    (6) Incorporated by reference to Exhibit 3(i) to Registrant's Form 8-K filed June 11, 1997.
    (7) Incorporated by reference to Exhibits 3.2 or 10.1 to Registrant's Form 8-K filed January 13, 1998.
    (8) Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed March 9, 1998.
    (9) Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated September 13, 1999.
    (10) Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated December 31, 1999.

(b) Reports on Form 8-K: Pease filed the following reports on Form 8-K for the period October 1, 1999 through the date of this report:

          Item Reported             Date                   Financial Statements
          -------------   -------------------------     ----------------------
    (1)         5,7            January 13, 2000           None - Not Applicable

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEASE OIL AND GAS COMPANY

Date: April 13, 2000                   By: /s/ Patrick J. Duncan
                                       ----------------------------------------
                                       Patrick J. Duncan
                                       President, Chief Financial Officer
                                       And Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 13, 2000                   By: /s/ Patrick J. Duncan
                                       ----------------------------------------
                                       Patrick J. Duncan
                                       President, Chief Financial Officer

Date: April 13, 2000                   By: /s/ Steve A. Antry
                                       ----------------------------------------
                                       Steve A. Antry, Director

Date: April 13, 2000                   By: /s/ Stephen L. Fischer
                                       ----------------------------------------
                                       Stephen L. Fischer, Director

Date: April 13, 2000                   By: /s/ Homer C. Osborne
                                       ----------------------------------------
                                       Homer C. Osborne, Director

Date: April 13, 2000                   By: /s/ James C. Ruane
                                       ----------------------------------------
                                       James C. Ruane, Director

Date: April 13, 2000                   By: /s/ Clemons F. Walker
                                       ----------------------------------------
                                       Clemons F. Walker, Director