Form 10QSB
period 2000-03-31
PEASE OIL & GAS CO /CO/
filed 2000-05-15
CIK 76878

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         As of May 12, 2000 the registrant had 1,731,398 shares of its $0.10 par value Common Stock issued and outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):
Yes ____   No   X

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                        PAGE
                                                                       NUMBER

PART I - Financial Information
     Item 1.  Unaudited Financial Statements
         Consolidated Balance Sheets as of March 31, 2000 and
         December 31, 1999                                               3
         Consolidated Statements of Operations For the Three Months
         Ended March 31, 2000 and 1999 . . . . . . . . . . . . . . . . . 4
         Consolidated Statements of Cash Flows For the Three Months
         Ended March 31, 2000 and 1999 . . . . . . . . . . . . . . . . . 5
         Notes to Consolidated Financial Statements   . . . . . . . . . .6-7
       Item 2.  Management's Discussion and Analysis  . . . . . . . . .  8
                 Liquidity, Capital Expenditures and Capital Resources   8
            Results of Operations  . . . . . . . . .  . . . . . . . . . .10
             Overview  . . . . . . . . . . . . . . . . . . . . . . . . . 10
             Oil and Gas . . . . . . . . . . . . . . . . . . . . . . . . 10
             Consulting Arrangement - Related Party . . . . . . . . . . .11
             General and Administrative   . . . . . . . .  . . . . . . . 11
             Depreciation, Depletion and Amortization  . . . . . . . . . 11
             Interest Expense  .  . . . . . . . . . . . . . . . . . . . .12
                 Impairment Expense - Oil and Gas Properties. . . . . . .12
          Other Matters . . . . . . . . . . . . . . . . . . . . . . . . .12
                 Disclosure Regarding Forward-Looking Statements . . . . 12
PART II - Other Information . . . . . . . . . . . . . . . . . . . . . .  13
       Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . 13
         Item 2.  Changes in Securities . . . . . . . . . . . . . . . . .13
         Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . .13
         Item 4.  Submission of Matters to a Vote of Security Holders  . 13
         Item 5.  Other Information  . . . . . . . . . . . . . . . . . . 13
         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . .13
PART III - Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,     December 31,
                                                           2000            1999
                                                     -------------    ------------
                                                       (unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and equivalents ...........................   $    909,426    $    724,354
   Trade receivables, net .........................        537,498         402,847
   Prepaid expenses and other .....................         71,735          76,349
                                                      ------------    ------------
        Total current assets ......................      1,518,659       1,203,550
                                                      ------------    ------------
OIL AND GAS PROPERTIES, at cost (full cost method):
   Unevaluated properties .........................      2,370,527       2,281,732
   Costs being amortized ..........................     18,383,965      18,278,461
                                                      ------------    ------------
        Total oil and gas properties ..............     20,754,492      20,560,193
   Less accumulated amortization ..................    (15,115,115)    (14,868,287)
                                                      ------------    ------------
        Net oil and gas properties ................      5,639,377       5,691,906
                                                      ------------    ------------
 OTHER ASSETS:
   Debt issuance costs, net .......................        149,756         184,315
   Office equipment and vehicles, net .............         49,269          54,198
   Deposits and other .............................          4,995           7,493
                                                      ------------    ------------
          Total other assets ......................        204,020         246,006
                                                      ------------    ------------
TOTAL ASSETS ......................................   $  7,362,056    $  7,141,462
                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt ...........   $      4,764    $      6,352
   Accounts payable, trade ........................        206,821         140,554
   Accrued expenses ...............................        105,412         134,539
                                                      ------------    ------------
         Total current liabilities ................        316,997         281,445
                                                      ------------    ------------
LONG-TERM DEBT, less current maturities: ..........      2,561,286       2,506,218
                                                      ------------    ------------
STOCKHOLDERS' EQUITY:
   Preferred Stock,  par value  $0.01 per share, 2,000,000
   shares  authorized, 105,828 shares of  Series B 5% PIK
   Cumulative  Convertible  Preferred Stock issued and
   outstanding (liquidation preference of $5,445,248 at
   March 31, 2000) .........................                 1,058           1,058
   Common Stock, par value $0.10 per share, 4,000,000
   shares authorized, 1,731,398 shares issued and
   outstanding .....................................       173,140         173,140
   Additional paid-in capital ......................    37,636,191      37,636,191
   Accumulated deficit .............................   (33,326,616)    (33,456,590)
                                                      ------------    ------------
         Total stockholders' equity ................     4,483,773       4,353,799
                                                       ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........  $  7,362,056    $  7,141,462
                                                       ============    ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           For The Three Months
                                                              Ended March 31,
                                                          2000             1999

REVENUE:
   Oil and gas sales .............................   $    798,998    $    411,794
                                                     ------------    ------------
OPERATING COSTS AND EXPENSES:
   Oil and gas production costs ..................        163,078          84,476
   Consulting arrangement-related party ..........           --            37,750
   General and administrative ....................        173,367         179,660
   Depreciation, depletion and amortization ......        251,757         263,375
                                                     ------------    ------------
                Total operating costs and expenses        588,202         565,261
                                                     ------------    ------------
INCOME (LOSS) FROM OPERATIONS ....................        210,796        (153,467)

OTHER INCOME (EXPENSES):
   Interest and other income .....................          9,224          11,397
   Interest expense ..............................        (90,046)        (89,930)
                                                     ------------    ------------
NET INCOME (LOSS) ................................   $    129,974    $   (232,000)
                                                     ============    ------------
NET INCOME (LOSS) AVAILABLE TO COMMON
   STOCKHOLDERS ..................................   $     63,833    $   (298,346)
                                                     ============    ============
BASIC:
   Earnings (Loss) Per Share .....................   $       0.04    $      (0.18)
   Weighted Average Shares Outstanding ...........      1,731,398       1,626,100
DILUTED:
   Earnings (Loss) Per Share .....................   $       0.01    $      (0.18)
   Weighted Average Shares Outstanding ...........     18,325,891       1,626,100

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               For The Three Months
                                                                                  Ended March 31,
                                                                               2000           1999
                                                                        -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss) .................................................   $   129,974    $  (232,000)
   Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
            Depreciation, depletion and amortization .................       251,757        263,375
            Amortization of debt discount and issuance costs .........        89,394         89,393
                                                                         -----------    -----------
                         Cash flows before working capital adjustments       471,125        120,768
            Changes in operating assets and liabilities:
                   (Increase) decrease in:
                        Trade receivables ............................      (134,651)       159,219
                        Prepaid expenses and other assets ............        (7,888)        (8,231)
                    Increase (decrease) in:
                        Accounts payable .............................        22,251          6,794
                        Accrued expenses .............................       (29,127)       (46,034)
                                                                         -----------    -----------
            Net cash provided by (used in) operating activities ......       321,710        232,516
                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant and equipment ............      (150,283)      (294,455)
   Proceeds from redemption of CD ....................................        15,000           --
   Proceeds from sale of property and equipment ......................          --           72,250
                                                                         -----------    -----------
      Net cash provided by (used in) investing activities ............      (135,283)      (222,205)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt .......................................        (1,355)        (1,469)
   Payment of Series B Preferred Stock Dividends .....................          --          (67,085)
   Purchase and retirement of Series B Preferred Stock ...............          --          (31,000)
                                                                         -----------    -----------
      Net cash provided by (used in) financing activities ............        (1,355)       (99,554)
                                                                         -----------    -----------
 INCREASE (DECREASE) IN CASH AND EQUIVALENTS .........................       185,072        (89,243)
 CASH AND EQUIVALENTS, beginning of period ...........................       724,354      1,049,582
                                                                         -----------    -----------

 CASH AND EQUIVALENTS, end of period .................................   $   909,426    $   960,339
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid for interest ............................................   $    70,787    $    70,672
                                                                         ===========    ===========
   Cash paid for income taxes ........................................   $      --      $      --
                                                                         ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:
   Increase (Decrease) in payables for oil & gas exploration
           activities ................................................   $    44,016    $    40,359

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 1999. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies we followed are set forth in Note 1 to our financial statements in Form 10-KSB for the year ended December 31, 1999. We suggest that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-KSB.

Note 2 - Dividends and Earnings (Loss) Per Common Share:

We have adopted SFAS No. 128 titled "Earnings Per Share". Accordingly, "Basic" earnings (loss) per share ("EPS") is computed by dividing income (loss) available to common stockholders (the "numerator") by the weighted-average number of common shares outstanding (the "denominator") during the periods presented.

The net income (loss) available to common stockholders is determined by including any dividends accruing to the benefit of the preferred stockholders to the net income (loss). The dividends included for this calculation include: 1) paid dividends; 2) accrued but unpaid dividends; and 3) any dividends in arrears. Accordingly, the net loss available to common stockholders includes the following charges associated with the Series B preferred stock.

                                         For the Three Months Ended March 31,
                                           2000                     1999
                                         -----------           ----------------
         Dividends declared and paid     $  -                  $   66,346
         Dividends in arrears              66,141                     -
                                         -----------           ----------------
                  Total                  $ 66,141              $   66,346
                                         ===========          =================

In connection with an agreement signed by the Preferred Stockholders and associated with the contemplated merger with Carpatsky, we have not accrued or paid any dividends to the Series B Preferred Stockholders subsequent to September 1, 1999. However, should the merger be abandoned the amount that we would be obligated to pay for the periods presented has been included in the calculation of net income per share as "Dividends in arrears".

Computing the "Diluted" EPS for the three months ended March 31, 2000 is similar to the Basic EPS except for: a.) the numerator is adjusted to add back the $66,141 of convertible preferred stock dividends in arrears; and b.) the denominator is increased to include the number of additional common shares that would have been outstanding assuming the preferred stock had been converted into 16,594,493 shares of common stock on January 1, 2000. This assumption presumes the preferred stock would have been converted into common stock in accordance with its original terms of a 25% discount to the reported closing market price. The market price used for purposes of this calculation was as of March 31, 2000. Our Articles of Incorporation only authorize the issuance of up to 4.0 million shares, of which 1,731,398 are currently issued and outstanding. Accordingly, the "Diluted" EPS is only a hypothetical computation since we would be required to obtain shareholder approval for any shares to be issued beyond 4.0 million. Pursuant to the terms of our proposed merger with Carpatsky Petroleum, Inc.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

("Carpatsky") which is more thoroughly discussed in our Annual Report on Form 10-KSB, our Preferred Stockholders have agreed to exchange all the outstanding Preferred Shares for 8,865,665 shares of Common stock when and if the merger is ultimately consummated.

"Diluted" EPS for the three months ended March 31, 1999 is identical to the "Basic" EPS for the same period since the affects of including any potential common shares would have been antidilutive.

Note 3 - Comprehensive Income:

There are no components of comprehensive income which have been excluded from net income and, therefore, no separate statement of comprehensive income has been presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity, Capital Expenditures and Capital Resources
At March 31, 2000, our cash balance was $909,426 with a positive working capital position of $1,201,662, compared to a cash balance of $724,354 and a positive working capital position of $922,105 at December 31, 1999. The change in our cash balance is summarized as follows:

         Cash balance at December 31, 1999                          $   724,354
         Sources of Cash:
               Cash provided by operating activities                    321,710
           Proceeds from the redemption of certificate of deposit        15,000
                  Total sources of cash                                 336,710
         Uses of Cash:
           Capital expenditures for exploration activities             (150,283)
           Repayment of long term debt                                   (1,355)
                  Total uses of cash                                   (151,638)
                                                                    -----------
         Cash balance at March 31, 2000                             $   909,426
                                                                    ============

As a result of oil prices averaging almost $28.00 per barrel during the first quarter of 2000, we were able to generate positive cash flow from operations of $321,710. This enabled us to improve both our cash and overall working capital position. As far as our uses of cash, the following table illustrates the costs incurred for our exploration activities (the difference between the total cash paid for exploration activities in the above table and the amount illustrated below, relates to the net increase in accounts payable for those activities between December 31, 1999 and March 31, 2000):

                                              PROGRAM OPERATOR         Internal
                                      NEG       Parallel     AHC        Costs       Total           %

Category:
 Productive Efforts ............   $   --      $  1,170    $ 61,040    $   --      $ 62,210          32%
                                                           --------    --------    --------    --------
  Exploratory Dry Holes ........       --        32,192        --          --        32,192          17%
                                                           --------    --------    --------    --------
  Land, G&G Costs on Seismic
     Programs ..................      5,690      19,612        --          --        25,302          13%
                                                           --------    --------    --------    --------
  Capitalized Interest .........       --        69,182        --          --        69,182          36%
                                                           --------    --------    --------    --------
  Other Exploration Costs ......       --          --          --         5,413       5,413           2%
                                                                       --------    --------    --------
         Total Exploration Costs   $  5,690    $122,156    $ 61,040    $  5,413    $194,299         100%
                                   ========    ========    ========    ========    ========    ========
         Percent ...............          3%         63%         31%          3%        100%

A description of the areas we have an oil and gas interest in are more thoroughly discussed in our 1999 Annual Report on Form 10-KSB. There have been no significant changes in our areas of operation since the date of that report.

Since we are a non-operator in all of the areas in which we hold an oil and gas interest, we do not necessarily control the timing of any development or exploration activities and therefore have little control over the corresponding required cash outlays. However, we currently expect the expenditures that will be proposed by the respective operators of our core areas to be within the following ranges through the first quarter of 2001:

                                                                         Estimated Investment
      Area                                 Operator                     Minimum          Maximum

East Bayou Sorrel                   National Energy Group, Inc.        $    -          $ 400,000
                                    ("NEG")
Formosa, Texana, and Ganado         Parallel Petroleum Corporation       150,000         300,000
                                    ("Parallel")
Maurice Prospect                    Amerada Hess Corporation              50,000         500,000
                                    ("AHC")                           ----------       ------------

      Total                                                            $ 200,000      $  1,200,000
                                                                      =========         ===========

In addition to the potential capital necessary for our exploration activities, in April 2001 our convertible debentures with a current outstanding balance of $2,782,500 will become due and payable. Accordingly, given the range of potential capital requirements through the first part of next year (2001), our current and anticipated cash position may not be sufficient to cover the future working capital and exploration obligations. We have vigorously explored various alternatives for additional sources of capital. However, with the hyper-dilutive potential of the outstanding Series B Preferred Stock (should the holders elect to convert into common stock), we have been unable to attract additional equity capital. For example, using our recent common stock price of $0.43, and applying the applicable discount of 25%, should all the holders of the Series B Preferred Stock elect to convert into common stock, we would be required to issue approximately 16.6 million shares in the conversion. This would represent approximately 90% of the then outstanding common shares. Presently, we have only
4.0 million shares of common stock authorized and are obligated under the terms of the Preferred Stock Agreement to seek approval of additional authorized shares at our next meeting of stockholders to allow for conversion should the Preferred stockholders choose to do so. However, it cannot be determined at this time whether or not additional common shares will be authorized by the common shareholders and if not, what the consequences may be.

In September 1998, we engaged San Jacinto Securities, Inc. ("SJS"), an investment banking firm located in Dallas, Texas, to assist us in pursuing various strategic alternatives. Their efforts have focused primarily on seeking a potential merger candidate for us. In exchange for their services, SJS was paid a $150,000 non-refundable cash fee in 1999 (which was expensed for financial statement reporting purposes) and will receive an additional 3% of the merger value in excess of $5.0 million should it close. On September 1, 1999 we entered into a Merger Agreement with Carpatsky Petroleum, Inc. ("Carpatsky"), a company whose primary oil and gas assets are located in the Republic of Ukraine. The potential merger with Carpatsky and a description of Carpatsky's assets, are more thoroughly discussed in our 1999 Annual Report on Form 10-KSB. We entered into the merger agreement with Carpatsky in order to, among other things, increase and diversify our asset base and improve the chances of financing future opportunities.

If the contemplated merger with Carpatsky cannot be consummated within a reasonable period of time, or is otherwise abandoned then we may have to seek additional financing. However, our common stock was delisted from the Nasdaq SmallCap electronic market system on January 14, 1999 for failure to maintain an average bid price of at least $1.00 per share. The stock is now listed on the over-the-counter market on the NASD Bulletin Board (OTC BB). It is believed that this delisting will have a material negative impact on our ability to raise additional equity capital. Therefore, it is unclear at this time what alternatives for future working capital will be available, or to what extent the potential dilution to the existing shareholders may be. If additional sources of financing are not ultimately available, we may have to consider other alternatives, including the sale of existing assets, cancellation of existing exploration agreements, farmouts, joint ventures, restructuring under the protection of the Federal Bankruptcy Laws and/or liquidation.

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

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                                           For the Three Months
                                              Ended March 31,
                                           2000          1999
                                         ---------   -----------
Production:
    Oil (Bbls) ......................      23,072        18,171
    Gas (Mcf) .......................      52,397       107,356
    BOE (6:1) .......................      31,805        36,064
Average Collected Price:
    Oil (per Bbl) ...................   $   27.93     $   10.87
    Gas (per Mcf) ...................        2.95          2.00
    Per BOE (6:1) ...................       25.12         11.42
 Operating Margins:
        Revenue -
                 Oil ................   $ 644,497     $ 197,534
                 Gas ................     154,501       214,260
                                        ---------     ---------
                        Total Revenue     798,998       411,794

        Costs
                  Lifting Costs .....     (73,799)      (44,087)
                  Production taxes ..     (89,279)      (40,389)
                                        ---------     ---------
                        Total Costs .    (163,078)      (84,476)
                                        ---------     ---------
        Operating Margin ............   $ 635,920     $ 327,318
                                        =========     =========
        Operating Margin Percent ....          80%           79%

Production Costs per BOE before DD&A    $    5.13     $    2.34
                                        =========     =========
Change in Revenue Attributable to:
        Production ..................   $ (56,409)
        Price .......................     443,613
                                        ---------
Total Increase in Revenue ...........   $ 387,204
                                        =========

The decrease in gas production between the periods presented is primarily attributed to the Maurice Field operations (operated by AHC) where: a.) we have experienced the natural decline of production inherent in oil and gas operations; and b.) the loss of one well in September 1999 due to down-hole mechanical problems. Absent any unforeseen negative circumstances or additional discoveries, we expect gas production for the remainder of 2000 to be approximately 50% of what it was in 1999.

Production costs per BOE have increased during the periods presented due to: 1.) a substantial portion of the production taxes is based on revenue (vs. the volume produced), and 2.) increased water production at the East Bayou Sorrel facility has significantly increased the lifting costs for the three wells currently producing there. We expect the production costs to remain at approximately $5.00 per BOE for the remainder of 2000.

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

Consulting Arrangement - Related Party
In March 1996 we entered into a three-year consulting agreement with Beta Capital Group, Inc. ("Beta") located in Newport Beach, California. Beta's chairman, Steve Antry, has been a director of Pease since August 1996. The consulting agreement, which ended in February 1999, provided for minimum monthly cash payments of $17,500 plus reimbursement for out-of-pocket expenses. Stephen Fischer, an independent contractor for Beta, is also a member of our Board of Directors. Messrs. Antry and Fischer are also principals of Beta Oil & Gas, Inc., a publicly held oil and gas company.

General and Administrative
General and administrative ("G&A") expenses decreased only $6,293 during the first quarter of 2000 when compared to the same period in 1999. However, the costs in 2000 include $47,088 incurred in connection with the contemplated merger with Carpatsky.

We have taken steps to significantly reduce future G&A costs, and we expect "core" G&A costs in 2000 to be between $40,000 to $50,000 per month. However, we expect additional amounts (aggregating $50,000 to $75,000) will be incurred in connection with the efforts to consummate the merger transaction with Carpatsky.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented by cost center consisted of the following:
                                           For the Three Months Ended March 31
                                              2000                 1999
                                         ------------          -------------
         Oil and Gas Properties          $ 246,828              $   257,091
         Furniture and Fixtures              4,929                    6,284
                                          -----------         --------------
           Total                         $ 251,757              $   263,375
                                          =========              ===========

DD&A for the oil and gas properties,
per BOE:                                 $    7.76              $      7.13
                                        ============           ==============

DD&A for the oil and gas properties is computed based on one full cost pool using the total estimated reserves at the end of each period presented and prior to applying the ceiling test discussed later in this section under "Impairment Expense".

Interest Expense
Total interest incurred, and its allocation, for the periods presented is as follows:

                                            For the Three Months Ended March 31
                                                     2000         1999
                                                ------------  -------------
Interest paid or accrued ......................   $  69,832   $  69,147
Amortization of debt discount .................      54,834      54,834
Amortization of debt issuance costs ...........      34,562      34,559
                                                  ---------   ---------
         Total interest incurred ..............     159,228     158,540
Interest capitalized for exploration activities     (69,182)    (68,610)
              Interest expense ................   $  90,046   $  89,930
                                                  =========    =========

Impairment - Oil and Gas Properties
We use the full cost method of accounting for our oil and gas activities. The full cost method regards all costs of acquisition, exploration, and development activities as being necessary for the ultimate production of reserves. All of those costs are incurred with the knowledge that many of them relate to activities that do not result directly in finding and developing reserves. However, the benefits obtained from the prospects that do prove successful, together with benefits from past discoveries, may ultimately recover the costs of all activities, both successful and unsuccessful. Thus, all costs incurred in those activities are regarded as integral to the acquisition, discovery, and development of reserves that ultimately result from the efforts as a whole and are thereby associated with Pease's proved reserves. Establishing a direct cause-and-effect relationship between costs incurred and specific reserves discovered, which is the premise under the successful efforts accounting method, is not relevant to the full cost concept. However, the costs accumulated in our full cost pool are subject to a "ceiling," as defined by Regulation SX Rule 4-10(e)(4). No charge for impairment has been recognized during the periods presented because our ceiling is in excess of the costs accumulated in our full cost pool.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation of its business. At March 31, 2000 and as of the date of this report, we were not involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

Recent Sales of Unregistered Securities - We have not issued or sold any unregistered securities during the three months ended March 31, 2000 or through the date of this report.

Item 3. Defaults Upon Senior Securities

(a) There has been no material default in the payment of principal, interest, or any other material default, with respect to any indebtedness of the small business issuer during the period covered by this report.

(b) There has been no material default in the payment of dividends for any class of preferred stock during the period covered by this report. However, on March 31, 2000 there were 105,828 outstanding shares of Series B Preferred Stock held by 10 holders. The Series B Preferred Stock is convertible into common stock at a 25% discount from the reported closing market price at the time of conversion. Based on such price on March 31, 2000, the outstanding Series B Preferred Stock would have been convertible into approximately 16.6 million common shares. Our Articles of Incorporation authorize a total of up to 4,000,000 shares of common stock, of which 1,731,398 are currently issued and outstanding. We are obligated to take appropriate action and seek stockholder approval to increase the number of authorized common stock at the next meeting of stockholders to provide for this contingency. In connection with the contemplated merger with Carpatsky, all of the preferred stockholders have agreed that as long as the merger is being pursued that they will: a.) not convert any preferred shares into common; b.) not receive any dividends subsequent to September 1, 1999; and c.) will exchange all the outstanding preferred stock for 8,865,665 shares of common if the merger is ultimately consummated.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the period covered by this report.

Item 5. Other Information

There is no information reportable under this item for the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this report:

                  (1) Exhibit 27, "Financial Data Schedule" - for the quarter ended March 31, 2000.

(b) Reports on Form 8-K: Pease filed the following reports on Form 8-K for the period January 1, 2000 through the date of this report:

           Item Reported            Date                 Financial Statements
           -------------      ------------------        ----------------------
    (1)          5,7          January 13, 2000           None - Not Applicable

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEASE OIL AND GAS COMPANY

Date: May 15, 2000                  By: /s/ Patrick J. Duncan
                                    Patrick J. Duncan
                                    President, Chief Financial Officer
                                    and Principal Accounting Officer