Form 10QSB
period 2000-06-30
PEASE OIL & GAS CO /CO/
filed 2000-08-17
CIK 76878

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

         As of August 14, 2000 the registrant had 1,731,398 shares of its $0.10 par value Common Stock issued and outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):
Yes        No   X

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                          PAGE
                                                                         NUMBER

PART I - Financial Information..............................................3
     Item 1.  Unaudited Financial Statements................................3
         Consolidated Balance Sheets as of June 30, 2000
           and December 31, 1999............................................3
         Consolidated Statements of Operations For the
           Three and Six Months Ended June 30, 2000 and 1999................4
         Consolidated Statements of Cash Flows For the
           Three and Six Months Ended June 30, 2000 and 1999................5
         Notes to Consolidated Financial Statements.......................6-7
     Item 2.  Management's Discussion and Analysis..........................8
         Liquidity, Capital Expenditures and Capital Resources............8-9
              Results of Operations........................................10
                  Overview.................................................10
                  Oil and Gas..............................................10
                  Consulting Arrangement - Related Party...................11
                  General and Administrative...............................11
                  Depreciation Depletion and Amortization..................11
                  Interest Expense.........................................12
                  Impairment Expense - Oil and Gas Properties..............12
              Other Matters................................................12
                  Disclosure Regarding Forward-Looking Statements..........12
PART II - Other Information................................................13
         Item 1.  Legal Proceedings........................................13
         Item 2.  Changes in Securities....................................13
         Item 3.  Defaults Upon Senior Securities..........................13
         Item 4.  Submission of Matters to a Vote of Security Holders......13
         Item 5.  Other Information........................................13
         Item 6.  Exhibits and Reports on Form 8-K.........................13
PART III - Signatures......................................................14

PART 1- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,     December 31,
                                                           2000          1999
                               ASSETS                  (unaudited)
CURRENT ASSETS:
   Cash and equivalents ...........................   $  1,348,407    $    724,354
   Trade receivables, net .........................        317,765         402,847
   Debt issuance costs, net .......................        115,197            --
   Prepaid expenses and other .....................         66,446          76,349
                                                      ------------    ------------
        Total current assets ......................      1,847,815       1,203,550
                                                      ------------    ------------
OIL AND GAS PROPERTIES, at cost (full cost method):
   Unevaluated properties .........................      2,494,162       2,281,732
   Costs being amortized ..........................     18,499,829      18,278,461
                                                      ------------    ------------
        Total Oil and gas properties ..............     20,993,991      20,560,193
   Less accumulated amortization ..................    (15,366,241)    (14,868,287)
                                                      ------------    ------------
        Net oil and gas properties ................      5,627,750       5,691,906
                                                      ------------    ------------
OTHER ASSETS:
   Debt issuance costs, net .......................           --           184,315
   Office equipment and vehicles, net .............         44,364          54,198
   Deposits and other .............................          4,995           7,493
                                                      ------------    ------------
        Total other assets ........................         49,359         246,006
                                                      ------------    ------------
TOTAL ASSETS ......................................   $  7,524,924    $  7,141,462
                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt:
        Convertible Debenture, net of
         unamortized discount .....................   $  2,599,719    $       --
        Other .....................................          6,640           6,352
   Accounts payable, trade ........................        165,393         140,554
   Accrued expenses ...............................         89,747         134,539
                                                      ------------    ------------
              Total current liabilities ...........      2,861,499         281,445
                                                      ------------    ------------
LONG-TERM DEBT, less current maturities: ..........         13,009       2,506,218
                                                      ------------    ------------
STOCKHOLDERS' EQUITY:
   Preferred Stock,  par value  $0.01 per share, 2,000,000
        shares  authorized, 105,828 shares of Series B 5%
        PIK Cumulative Convertible Preferred Stock
        issued and outstanding (liquidation preference of
        $5,511,000 at June 30, 2000) ..............          1,058           1,058
   Common Stock, par value $0.10 per share, 4,000,000
        shares authorized, 1,731,398 shares issued and
        outstanding ...............................        173,140         173,140
   Additional paid-in capital .....................     37,636,191      37,636,191
   Accumulated deficit ............................    (33,159,973)    (33,456,590)
                                                      ------------    ------------
        Total Stockholders' equity ................      4,650,416       4,353,799
                                                      ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........   $  7,524,924    $  7,141,462
                                                      ============    ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                       For The Three Months     For The Six Months
                                          Ended June 30,          Ended June 30,
                                      --------------------   ---------------------
                                        2000        1999        2000        1999
                                      --------    --------   ---------    --------

REVENUE:
   Oil and gas sales ................$  828,940  $ 551,065   $1,627,938  $ 962,859
                                     ----------  ---------   ----------   --------
OPERATING COSTS AND EXPENSES:
   Oil and gas production costs .....   155,821     86,958      318,899    171,434
   Consulting arrangement-related
     party ..........................      --         --           --       37,750
   General and administrative .......   172,104    206,357      345,471    386,017

   Depreciation, depletion and
     amortization ...................   256,031    284,614      507,788    547,989
                                     ----------  ---------   ----------  ---------
        Total operating costs and
          expenses ..................   583,956    577,929    1,172,158  1,143,190
                                     ----------  ---------   ----------  ---------
INCOME (LOSS) FROM OPERATIONS .......   244,984    (26,864)     455,780   (180,331)
OTHER INCOME (EXPENSES):
   Interest and other income ........    11,543     13,611       20,767     25,008
   Interest expense .................   (89,884)   (89,981)    (179,930)  (179,911)
                                     ----------  ---------   ----------  ---------
NET INCOME (LOSS) ...................$  166,643  $(103,234)  $  296,617  $(335,234)
                                     ==========  =========   ==========  =========
NET INCOME (LOSS) AVAILABLE TO COMMON
   STOCKHOLDERS .....................$  100,502  $(169,396)  $  164,335  $(467,742)
                                     ==========  =========   ==========  =========
BASIC:
   Earnings (Loss) Per Share.........$     0.06  $   (0.10)  $     0.09  $   (0.28)
   Weighted Average Shares
     Outstanding .................... 1,731,398  1,688,698    1,731,398  1,657,570
DILUTED:
   Earnings (Loss) Per Share ........$     0.01  $   (0.10)  $     0.02  $   (0.28)
   Weighted Average Shares
     Outstanding ....................18,127,075  1,688,698   18,127,075  1,657,570

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  For The Six Months
                                                                     Ended June 30,
                                                                  2000           1999
                                                                 ------         ------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss).......................................   $   296,617    $  (335,234)
   Adjustments to reconcile net Loss to net
     cash provided by (Used in) operating activities:
       Depreciation, depletion and amortization ...........       507,788        547,989
       Amortization of debt discount and issuance costs ...       178,787        178,786
                                                              -----------    -----------
            Cash flows before working capital adjustments .       983,192        391,541
       Changes in operating assets and liabilities:
            (Increase) decrease in:
                Trade receivables .........................        85,082         99,190
                Prepaid expenses and other assets .........        (2,599)           (60)
            Increase (decrease) in:
                Accounts payable ..........................        (6,717)      (113,290)
                Accrued expenses ..........................       (44,792)       (81,918)
                                                              -----------    -----------
       Net cash provided by (used in) operating activities      1,014,166        295,463
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant and equipment .      (402,242)      (461,084)
   Proceeds from redemption of CD .........................        15,000        100,000
   Proceeds from sale of property and equipment ...........          --           69,910
                                                              -----------    -----------
        Net cash provided by (used in)
          investing activities ............................      (387,242)      (291,174)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt ............................        (2,871)        (2,889)
   Payment of Series B Preferred Stock Dividends ..........          --         (132,508)
   Purchase and retirement of Series B Preferred Stock ....          --          (51,313)
                                                              -----------    -----------
        Net cash provided by (used in)
          financing activities ............................        (2,871)      (186,710)
                                                              -----------    -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS ...............       624,053       (182,421)
                                                              -----------    -----------
CASH AND EQUIVALENTS, beginning of period .................       724,354      1,049,582
                                                              -----------    -----------
CASH AND EQUIVALENTS, end of period .......................   $ 1,348,407    $   867,161
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
   INFORMATION:
   Cash paid for interest .................................   $   139,508    $   138,774
                                                              ===========    ===========
   Cash paid for income taxes .............................   $      --      $      --
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Increase (decrease) in payables for oil & gas
     exploration activities ...............................   $    31,556    $   (14,805)
                                                              ===========    ===========

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


                              For the Three Months   For the Six Months
                                  Ended June 30,       Ended June 30,
                                 2000       1999      2000       1999
                                ------     ------    ------     ------

Dividends declared and paid       --     $ 66,162       --     $132,508

Dividends in arrears ......     66,141       --      132,282       --
                              --------   --------   --------   --------
                                                               --------
         Total ............   $ 66,141   $ 66,162   $132,282   $132,508
                              ========   ========   ========   ========

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

Computing the "Diluted" EPS for the three months ended June 30, 2000 is similar to the Basic EPS except for: a.) the numerator is adjusted to add back the $66,141 of convertible preferred stock dividends in arrears: and b.) the denominator is increased to include the number of additional common shares that would have been outstanding assuming the preferred stock had been converted into 16,395,677 shares of common stock on January 1, 2000. This assumption presumes the preferred stock would have been converted into common stock in accordance with its original terms of a 25% discount to a reported closing market price of $.4375 (a recent price of our common stock). Our Articles of Incorporation only authorize the issuance of up to 4.0 million shares, of which 1,731,398 are currently issued and outstanding. Accordingly, the "Diluted" EPS is only a hypothetical computation since we would be required to obtain shareholder approval for any shares to be issued beyond million. Pursuant to the terms of our proposed merger with Carpatsky Petroleum, Inc.

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

"Diluted" EPS for both the three months and the six months ended June 30, 1999, is identical to the "Basic" EPS for the same period since the affects of including any potential common shares would have been antidilutive.

Note 3 - Comprehensive Income:

There are no components of comprehensive income which have been excluded from net income and, therefore, no separate statement of comprehensive income have been presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity, Capital Expenditures and Capital Resources
At June 30, 2000, our cash balance was $1,348,407 with a negative working capital position of $1,275,464, compared to a cash balance of $724,354 and a positive working capital position of $922,105 at December 31, 1999. The change in our working capital position can be attributed to the reclassification of our convertable debentures, with a balance of $2.8 million, from a long-term liability to a current liability during the second quarter of 2000. These debentures become due in April 2001. The change in our cash balance is summarized as follows:


Cash balance at December 31, 1999 ........................   $   724,354
                                                             -----------
Sources of Cash:
    Cash provided by operating activities ................     1,014,166
    Proceeds from the redemption of certificate of deposit        15,000
                                                             -----------
         Total sources of cash ...........................     1,029,166
Uses of Cash:
    Capital expenditures for exploration activities ......      (402,242)
    Repayment of long term debt ..........................        (2,871)
                                                             -----------
         Total uses of cash ..............................      (405,113)
                                                             -----------
Cash balance at June 30, 2000 ............................   $ 1,348,407
                                                             ===========


As a result of oil prices averaging almost $27.95 per barrel during the first six months of 2000, we were able to generate positive cash flow from operating activities of $1,014,166. As far as our uses of cash, the following table illustrates the costs incurred for our exploration activities (the difference between the total cash paid for exploration activities in the above table and the amount illustrated below, relates to the net increase in accounts payable for those activities between December 31, 1999 and June 30, 2000):

                                           PROGRAM OPERATOR
                                   --------------------------------    Internal
                                      NEG        Beta         AHC       Costs        Total         %
                                   --------    --------    --------    --------    --------     -----
Category:
     Productive Efforts ........   $ 14,551    $ 38,148    $ 83,792    $   --      $136,491       31%
     Exploratory Dry Holes .....       --        35,639        --          --        35,639        8%
     Land, G&G Costs on Seismic
         Programs ..............       --       115,740        --          --       115,740       27%
     Capitalized Interest ......       --          --          --       138,365     138,365       32%
     Other Exploration Costs ...       --          --          --         7,563       7,563        2%
                                   --------    --------    --------    --------    --------     -----
         Total Exploration Costs   $ 14,551    $189,527    $ 83,792    $145,928    $433,798      100%
                                   ========    ========    ========    ========    ========     =====
         Percent ...............         3%         44%         19%         34%        100%

A description of the areas we have an oil and gas interest in are more thoroughly discussed in our 1999 Annual Report on Form 10-KSB. There have been no significant changes in our areas of operation since the date of that report. However, effective June 1, 2000, Beta Oil and Gas, Inc. ("Beta") a publicly held entity headquartered in Tulsa, Oklahoma, took over operations of the Formosa and Ganado 3-D prospect areas in and around Jackson County Texas. These prospect areas were previously operated by Parallel Petroleum, headquartered in Midland, Texas. It is expected that Parallel will remain a non-operating working interest owner in the prospect areas. Beta became the designated operator for these areas in an effort to better exploit the prospects. As a result of this change in operator, we expect that some of the 3-D data will be reprocessed and the drilling program will be significantly accelerated. Beta's president, Steve Antry, is also a director of Pease.

Since we are a non-operator in all of the areas in which we hold an oil and gas interest, we do not necessarily control the timing of any development or exportation activities and therefore have little control over the corresponding required cash outlays. However, we currently expect the expenditures that will be proposed by the respective operators of our core areas to be within the following ranges through the second quarter of 2001:

                                                                     Estimated Investment
        Area                            Operator                 Minimum          Maximum
---------------------------       ---------------------------   ---------       -----------
East Bayou Sorrel                 National Energy Group, Inc.
                                  ("NEG")                       $  50,000       $   400,000
Formosa, Texana, and Ganado       Beta Oil and Gas, Inc.
                                  ("Beta")                        250,000         1,100,000
Maurice Prospect                  Amerada Hess Corporation
                                  ("AHC")                         350,000           500,000
                                                                ---------       -----------
         Total                                                  $ 650,000       $ 2,000,000
                                                                =========       ===========

In addition to the potential capital necessary for our exploration activities, in April 2001 our convertible debentures with a current outstanding balance of $2,782,500 will become due and payable. Accordingly, given the range of potential capital requirements through the first part of next year (2001), our current and anticipated cash position may not be sufficient to cover the future working capital and exploration obligations. We have vigorously explored various alternatives for additional sources of capital. However, with the hyper-dilutive potential of the outstanding Series B Preferred Stock (should the holders elect to convert into common stock), we have been unable to attract additional equity capital. For example, using our recent common stock price of $0.4375, and applying the applicable discount of 25%, should all the holders of the Series B Preferred Stock elect to convert into common stock, we would be required to issue approximately 16.6 million shares in the conversion. This would represent approximately 90% of the then outstanding common shares. Presently, we have only
4.0 million shares of common stock authorized and are obligated under the terms of the Preferred Stock Agreement to seek approval of additional shares at our next meeting of stockholders and if not, what the consequences may be.

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

If the contemplated merger with Carpatsky cannot be consummated within a reasonable period of time, or is other wise abandoned, then we may have to seek additional financing and attempt to restructure both our outstanding convertable debentures and the Series B Preferred Stock. However, our common stock was delisted from the NASDAQ SmallCap electronic market system on January 14, 1999 for failure to maintain an average bid price of at least $1.00 per share. The stock is now listed on the over-the-counter market on the NASD Bulletin Board (OTC BB). It is believed that this delisting will have a material negative impact on our ability to raise additional equity capital. Therefore, it is unclear at this time what alternatives for future working capital will be available, or to what extent the potential dilution to the existing shareholders may be. If additional sources of financing are not ultimately available and/or we cannot satisfactorily restructure our capital should it be necessary, we may have to consider other alternatives, including the sale of existing assets, cancellation of existing exploration agreements, farm outs, joint ventures, restructuring under the protection of the federal Bankruptcy Laws and/or liquidation.

RESULTS OF OPERATIONS

Overview
Our largest source of operating revenue is from the sale of produced oil, natural gas, and natural gas liquids. Therefore, the level of our revenues and earnings are affected by prices at which natural gas, oil and natural gas liquids are sold. Therefore, our operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations as well as changes in production levels.

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                                             For the Three Months             For the Six Months
                                                 Ended June 30,                Ended June 30,
                                             2000            1999           2000             1999
                                            ------          ------         ------           ------
Production:
  Oil (Bbl) ........................        22,839          18,741          45,911          36,912
  Gas (Mcf) ........................        49,538         105,696         101,935         213,052
  BOE (6:1) ........................        31,095          36,357          62,900          72,421

Average Collected Price:
  Oil (per Bbl) ....................   $     27.97     $     15.79     $     27.95     $     13.37
  Gas (per Mcf) ....................          3.84            2.41            3.38            2.20
  Per BOE (6:1) ....................         26.66           15.15           25.88           13.30

Operating Margins;
     Revenue -
       Oil .........................   $   638,726     $   295,831     $ 1,283,223     $   493,368
       Gas .........................       190,214         255,234         344,715         469,491
                                       -----------     -----------     -----------     -----------
         Total Revenue .............       828,940         551,065       1,627,938         962,859

     Costs
       Lifting Costs ...............       (66,978)        (40,302)       (140,777)        (84,383)
       Production taxes ............       (88,843)        (46,656)       (178,122)        (87,051)
                                       -----------     -----------     -----------     -----------
         Total Costs ...............      (155,821)        (86,958)       (318,899)       (171,434)
                                       -----------     -----------     -----------     -----------
     Operating Margin ..............   $   673,119     $   464,107     $ 1,309,039     $   791,425
                                       ===========     ===========     ===========     ===========
     Operating Margin Percent ......            81%             84%             80%             82%

Production Costs per BOE before DD&A   $      5.01     $      2.39     $      5.07     $      2.37

Change in Revenue Attributable to :
     Production ....................   $   (70,922)    $  (219,421)    $  (124,581)    $  (379,876)
     Price .........................       348,797         114,826         789,660          95,467
                                       -----------     -----------     -----------     -----------
Total Increase in Revenue ..........   $   277,875     $  (104,595)    $   665,079     $  (284,409)
                                       ===========     ===========     ===========     ===========

The decrease in gas production between the periods presented is primarily attributed to the Maurice Field operations (operated by AHC) where: a.) we have experienced the natural decline of production inherent in oil and gas operations; and b.) the loss of one well in September 1999 due to down-hole mechanical problems. Absent any unforeseen negative circumstances or additional discoveries, we expect our total gas production for the remainder of 2000 to be approximately 45% of what it was in 1999.

The increase in oil production between the periods presented is primarily attributable to increase production from the Schwing #1, one of the three wells located at East Bayou Sorrel. NEG, the operator of the East Bayou Sorrel field, has been adjusting the choke of the Schwing #1 to allow it to produce at a higher rate. Absent any unforeseen negative circumstances or additional discoveries, we expect our total oil production for the remainder of 2000 to be at least equal to what it was in 1999 or as much as 20% higher.

Production costs per BOE have increased during the periods presented due to: 1.) a substantial portion of the production taxes are based on revenue (vs. the volume produced), and 2.) increased water production at the East Bayou Sorrel facility has significantly increased the lifting costs for the three wells currently producing there. We expect the production costs to remain at approximately $5.00 per BOE for the remainder of 2000.

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

Consulting Arrangement - Related Party
In March 1996 we entered into a three-year consulting agreement with Beta Capital Group, Inc. ("BCG") located in Newport Beach, California. BCG's chairman, Steve Antry, has been a director of Pease since August 1996. The Consulting agreement, which ended in February 1999, provided for minimum monthly cash payments of $17,500 plus reimbursement for out-of-pocket expenses. Stephen Fischer, an independent contractor for BCG, is also a member of our Board of directors. Messrs. Antry and Fischer are also principals of Beta Oil & Gas, Inc., a publicly held oil and gas company located in Tulsa, Oklahoma.

General and Administrative
General and administrative ("G&A") expenses decreased: i) $40,546 during the first six months of 2000 when compared to the same period in 1999; and ii) $34,253 during the second quarter of 2000 when compared to the same period in 1999. These decreases are attributable to and overall effort initiated in the fourth quarter of 1998 to substantially reduce G&A costs. Actions taken include reducing personnel, limiting travel, eliminating unnecessary administrative services and only utilizing consultants on an as needed bases. A portion of these savings have been offset by costs incurred in connection with the efforts to consummate the merger with Carpatsky. The following table illustrates the merger costs that are included in our G&A during the periods presented:

        For the Three Months                         For the Six Months
           Ended June 30,                              Ended June 30,
          ----------------                            ---------------
       2000               1999                    2000               1999
      ------             ------                  ------             -----
     $ 47,088           $ 20,413                $ 74,955           $ 20,413

We expect "core" G&A costs for the foreseeable future to be between $40,000 to $50,000 per month. However, we do expect additional amounts (aggregating $50,000 to $75,000 ) will be incurred in connection with the efforts to consummate the merger transaction with Carpatsky.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented by cost center consisted of the following:

                                               For the Three Months   For the Six Months
                                                   Ended June 30,        Ended June 30,
                                                  2000       1999       2000       1999
                                                --------   --------   --------   --------
       Oil and Gas Properties ...............   $251,126   $278,801   $497,954   $535,892
       Furniture and Fixtures ...............      4,905      5,813      9,834     12,097
                                                --------   --------   --------   --------
         Total ..............................   $256,031   $284,614   $507,788   $547,989
                                                ========   ========   ========   ========
DD&A for the oil and gas properties, per BOE:   $   8.08   $   7.67   $   7.92   $   7.40
                                                ========   ========   ========   ========

DD&A for the oil and gas properties is computed based on one full cost pool using the total estimated reserves at the end of each period presented and prior to applying the ceiling test discussed later in this section under "Impairment Expense". The increased rate of the DD&A for the oil and gas properties, per BOE, between the periods presented can be substantially attributed to: a) the decrease in natural gas production (which decrease was previously discussed under the caption "oil and gas"); and b) an increase in the total costs being amortized in the full cost pool.

Interest Expense
Total interest incurred, and its allocation, for the periods presented is as follows:

                                                   For the Three Months       For the Six Months
                                                     Ended June 30,             Ended June 30,
                                                     2000         1999         2000         1999
                                                    ------       ------       ------       ------
Interest paid or accrued ......................   $  69,674    $  69,958    $ 139,508    $ 139,105
Amortization of debt discount .................      54,834       54,835      109,669      109,669
Amortization of debt issuance costs ...........      34,559       34,559       69,118       69,118
                                                  ---------    ---------    ---------    ---------
    Total interest incurred ...................     159,067      159,352      318,295      317,892
Interest capitalized for exploration activities     (69,183)     (69,371)    (138,365)    (137,981)
                                                  ---------    ---------    ---------    ---------
    Interest expense ..........................   $  89,884    $  89,981    $ 179,930    $ 179,911
                                                  =========    =========    ---------    =========

Impairment - Oil and Gas Properties
We use the full cost method of accounting for out oil and gas activities. The full cost method regards all costs of acquisition, exploration, and development activities as being necessary for the ultimate production of reserves. All of those costs are incurred with the knowledge that many of them relate to activities that do not result directly in finding and developing reserves. However, the benefits obtained from the prospects that do prove successful, together with benefits from past discoveries, may ultimately recover the costs of all activities, both successful and unsuccessful. Thus all costs incurred in those activities are regarded as integral to the acquisition, discovery, and development of reserves that ultimately result from the efforts as a whole and are thereby associated with Pease's proved reserves. Establishing a direct cause-and-effect relationship between costs incurred and specific reserves discovered, which is the premise under the successful efforts accounting method, is not relevant to the full cost concept. However, the costs accumulated in our full cost pool are subject to a "ceiling," as defined by Regulation SX Rule 4-10(e)(4). No charge for impairment has been recognized during the periods presented because our ceiling is in excess of the costs accumulated in our full cost pool.

OTHER MATTERS

Disclosure Regarding Forward-Looking Statements
This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding Pease's contemplated merger, financial position, reserve quantities, plans and objectives of Pease's management for future operations and capital expenditures, and statements regarding the planned Carpatsky transactions and the Carpatsky assets are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. We can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond our control. Such risks and uncertainties may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to: the contemplated merger not be consummated, our ability to generate additional capital to complete our planned drilling and exploration activities: risks inherent in oil and gas acquisitions, exploration, drilling, development and production: price volatility of oil and gas: competition; shortages of equipment, services and supplies; U.S. and foreign government regulation; environmental matters; implications to Carpatsky form conduction its operations un Ukraine and related political and geographical risks; financial condition of the other companies participating in the exploration, development and production of oil and gas programs; and other matters beyond our control. In addition, since all of the prospects in the Gulf Coast are currently operated by another party, we may not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities. All written and oral forward-looking statements attributable to Pease or persons acting on our behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time be involved in various claims, lawsuits disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation to the operation of its business. At June 30, 2000 and as of the date of this report, we were not involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

Item 2. Recent  Sales  of  Unregistered  Securities

We have not issued or sold any unregistered securities during the six months ended June 30, 2000 or through the date of this report.

Item 3.  Defaults  Upon Senior Securities

(a)      There  has  been no  material  default  in the  payment  of  principal, interest, or any other material default, with respect to any indebtedness of the small business issuer during the period covered by this report.

(b) There has been no material default in the payment of dividends for any class of preferred stock during the period covered by this report. However, on June 30, 2000 there were 105,828 outstanding shares of Series B Preferred Stock held by 10 holders. The Series B Preferred Stock is convertible into common stock at a 25% discount from the reported closing market price at the time of conversion. Based on a recent price of $.4375, the outstanding Series B Preferred Stock would have been convertible into approximately
    16.6 million common shares. Our Articles of Incorporation authorize a total of up to 4,000,000 shares of common stock, of which 1,731,398 are currently issued and outstanding. We are obligated to take appropriated action and seek stockholder approval to increase the number of authorized common stock at the next meeting of stockholders to provide for this contingency. In connection with the contemplated merger with Carpatsky, all of the preferred stockholders have agreed that as long as the merger is being pursued that they will: a.) not convert any preferred shares into common: b.) not receive any dividends subsequent to September 1, 1999; and c.) will exchange all the outstanding preferred stock for 8,865,665 shares of common if the merger is ultimately consummated.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the period covered by this report.

Item 5. Other Information

There is no information reportable under this item for the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this report:

           (1) Exhibit 27, "Financial Data Schedule" - for the quarter ended June 30, 2000.

(b) Reports on Form 8-K: - No reports on Form 8-K were filed for the period April 1, 2000 through the date of this report:

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PEASE OIL AND GAS COMPANY

Date: August 16, 2000              By: /s/ Patrick J. Duncan
                                   Patrick J. Duncan
                                   President, Chief Financial Officer
                                   and Principal Accounting Officer