Form 10QSB
period 2000-09-30
PEASE OIL & GAS CO /CO/
filed 2000-11-20
CIK 76878

-------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of November 14, 2000 the registrant had 1,731,398 shares of its $0.10 par value Common Stock issued and outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):
Yes        No   X


 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                          NUMBER

PART I - Financial Information                                               3
     Item 1.  Unaudited Financial Statements                                 3
          Consolidated Balance Sheets as of September 30, 2000
          and December 31, 1999                                              3
          Consolidated Statements of Operations For the Three
          and Nine Months Ended September 30, 2000 and 1999                  4
          Consolidated Statements of Cash Flows for the Three
          and Nine Months Ended September 30, 2000 and 1999                  5
          Notes to Consolidated Financial Statements                       6-8
     Item 2.  Management's Discussion and Analysis                           9
          Liquidity, Capital Expenditures and Capital Resources           9-10
               Results of Operations                                        11
                    Overview                                                11
                    Oil and Gas                                          11-13
                    Consulting Arrangement - Related Party                  14
                    General and Administrative                              14
                    Depreciation Depletion and Amortization                 15
                    Interest Expense                                        15
PART II - Other Information                                                 15
          Item 1.  Legal Proceedings                                        15
          Item 2.  Changes in Securities                                    16
          Item 3.  Defaults Upon Senior Securities                          16
          Item 4.  Submission of Matters to a Vote of Security Holders      16
          Item 5.  Other Information                                        16
          Item 6.  Exhibits and Reports on Form 8-K                         16
PART III - Signatures                                                       16

PART 1- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    September 30,  December 31,
                                                        2000           1999
                                                    ------------   ------------
                                     ASSETS          (unaudited)
CURRENT ASSETS:
     Cash and equivalents ......................... $  1,603,780   $    724,354
     Trade receivables, net .......................      391,003        402,847
     Prepaid expenses and other ...................       61,590         76,349
                                                    ------------   ------------
          Total current assets ....................    2,056,373      1,203,550
                                                    ------------   ------------
OIL AND GAS PROPERTIES, at cost (full cost method):
     Unevaluated properties .......................    2,436,005      2,281,732
     Costs being amortized ........................   19,124,079     18,278,461
                                                    ------------   ------------
          Total oil and gas properties ............   21,560,084     20,560,193
     Less accumulated amortization ................  (15,616,936)   (14,868,287)
                                                    ------------   ------------
          Net oil and gas properties ..............    5,943,148      5,691,906
                                                    ------------   ------------
OTHER ASSETS:
     Office equipment and vehicle .................      230,624        230,211
     Less accumulated depreciation ................     (190,744)      (176,013)
                                                    ------------   ------------
          Net office equipment and vehicle ........       39,880         54,198
     Debt issuance costs, net .....................       80,638        184,315
     Deposits and other ...........................        4,995          7,493
                                                    ------------   ------------
          Total other assets ......................      125,513        246,006
                                                    ------------   ------------
TOTAL ASSETS ...................................... $  8,125,034   $  7,141,462
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt:
          Convertible Debenture, net of
          unamortized discount..................... $  2,654,554   $       --
          Other ...................................        7,285          6,352
     Accounts payable, trade ......................      235,075        140,554
     Accrued expenses .............................       98,266        134,539
                                                    ------------   ------------
               Total current liabilities ..........    2,995,180        281,445
                                                    ------------   ------------
LONG-TERM DEBT, less current maturities: ..........       10,752      2,506,218
                                                    ------------   ------------
STOCKHOLDERS' EQUITY:
     Preferred Stock, par value $0.01 per share,
       2,000,000  shares  authorized,
       105,828 shares of Series B 5% PIK Cumulative
       Convertible Preferred Stock issued and
       outstanding (liquidation preference of
       $5,577,715 atSeptember 30, 2000) ...........        1,058          1,058
     Common Stock, par value $0.10 per share,
       4,000,000 shares authorized, 1,731,398
       shares issued and outstanding ..............      173,140        173,140
     Additional paid-in capital ...................   37,636,191     37,636,191
     Accumulated deficit ..........................  (32,691,287)   (33,456,590)
                                                    ------------   ------------
               Total Stockholders' equity .........    5,119,102      4,353,799
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........ $  8,125,034   $  7,141,462
                                                    ============   ============

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                       For the Three Months        For the Nine Months
                                       Ended September 30,         Ended September 30,
                                     ------------------------   ------------------------
                                        2000          1999         2000         1999
                                     ----------    ----------   ------------  ----------
REVENUE:
     Oil and gas sales ..............$1,005,474    $ 541,206    $2,633,412    $1,504,065
                                     ----------    ----------   ----------    ----------
OPERATING COSTS AND EXPENSES:
     Oil and gas production costs ...    79,050      104,580       397,949       276,014
     Consulting arrangement-related
       party ........................      --           --            --          37,750
     General and administrative .....   130,950      305,587       476,421       691,605
     Depreciation, depletion and
       amortization .................   255,592      250,289       763,380       798,278
                                     ----------    ---------    ----------    ----------
          Total operating costs and
            expenses ................   465,592      660,456     1,637,750     1,803,647
                                     ----------    ---------    ----------    ----------
INCOME (LOSS) FROM OPERATIONS .......   539,882     (119,250)      995,662      (299,582)
OTHER INCOME (EXPENSES):
     Interest and other income ......    18,592        8,661        39,359        33,670
     Interest expense ...............   (89,788)     (89,948)     (269,718)   $ (269,859)
                                     ----------    ---------    ----------    ----------
NET INCOME (LOSS) ...................$  468,686    $(200,537)   $  765,303    $ (535,771)
                                     ==========    =========    ==========    ==========
NET INCOME (LOSS) AVAILABLE TO
     COMMON STOCKHOLDERS ............$  402,182    $(245,846)   $  567,237    $ (713,588)
                                     ==========    =========    ==========    ==========
BASIC:
     Earnings (Loss) Per Share ......      0.23    $   (0.15)   $     0.33    $    (0.43)
     Weighted Average Shares
       Outstanding .................. 1,731,398    1,689,600     1,731,398     1,668,400
DILUTED:
     Earnings (Loss) Per Share ......$     0.03    $   (0.15)   $     0.04    $    (0.43)
     Weighted Average Shares
     Outstanding ....................17,264,316    1,689,600    17,264,316     1,668,400

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                    For the Nine Months
                                                                    Ended September 30,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES: ...........................$  765,303    $  (535,771)
     Net Income (Loss)
     Adjustments  to  reconcile  net loss to net  cash  provided  by  (Used  in)
         operating activities:
               Depreciation, depletion and amortization .........   763,380        798,278
               Amortization of debt discount and issuance costs..   268,181        268,180
               Changes in operating assets and liabilities:
                    (Increase) decrease in:
                         Trade receivables ......................    11,844         78,494
                         Prepaid expenses and other assets ......     2,257         19,143
                    Increase (decrease) in:
                         Accounts payable .......................   (19,974)       (93,928)
                         Accrued expenses .......................   (36,273)      (104,323)
                                                                 ----------    -----------
 Net cash provided by (used in) operating activities ............ 1,754,718        430,073
                                                                 ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures for property, plant and equipment .....  (885,809)      (638,597)
     Proceeds from redemption of Certificate of Deposit .........    15,000        100,000
     Proceeds from sale of property and equipment ...............      --           70,000
                                                                 ----------    -----------
          Net cash provided by (used in) investing
            activities ..........................................  (870,809)      (468,597)
                                                                 ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt ................................    (4,483)        (4,342)
     Payment of Series B Preferred Stock Dividends ..............      --         (177,817)
     Purchase and retirement of Series B Preferred Stock ........      --          (51,064)
                                                                 ----------    -----------
          Net cash provided by (used in) financing
            activities ..........................................    (4,483)      (233,223)
                                                                 ----------    -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS .....................   879,426       (271,747)
CASH AND EQUIVALENTS, beginning of period .......................   724,354      1,049,582
                                                                 ----------    -----------
CASH AND EQUIVALENTS, end of period .............................$1,603,780    $   777,835
                                                                 ==========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest .....................................$  209,846    $   209,795
                                                                 ==========    ===========
     Cash paid for income taxes .................................$     --      $      --
                                                                 ==========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
     Increase (decrease) in payables for oil & gas
       exploration activities ...................................$  114,497    $   (10,342)
                                                                 ==========    ===========

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

Note 2 - Recent Developments

On November 8, 2000 Pease Oil and Gas Company announced that its proposed merger with Carpatsky Petroleum, Inc. ("Carpatsky") had been terminated. Concurrently, the Company also exchanged its outstanding Series B Convertible Preferred Stock for a new series of Preferred to eliminate the Series B's hyper-dilutive "death spiral" conversion feature.

Under terms of the Termination Agreement, Carpatsky paid the Company $80,000 in cash for certain accounting and administrative services provided to Carpatsky by the Company since October 1, 1999; will issue 1.5 million shares of Carpatsky restricted common stock on or before January 31, 2001; and both companies exchanged broad general releases.

The Company agreed to terminate the proposed merger with Carpatsky for several reasons, including but not limited to:

   o it did not appear that the transaction could be completed in the near future without unreasonable effort and expense;
   o several of the issues that are key to Carpatsky's ultimate value remain uncertain; and
   o recent successful drilling in Jackson County, Texas (combined with further processing of the seismic data) indicate that the value of our 12.5% working interest in the 130,000 acre 3-D seismic prospect may be worth significantly more than the value attributed to Pease in the proposed Carpatsky merger.

These circumstances, combined with the willingness of the Series B Preferred Stockholders to restructure their investment, led the Board of Directors to believe that it was in the best interest of the Company to terminate the merger at that time.

Under its original terms, the Series B Preferred Stock was convertible into common stock at a 25% discount to the market price. This discount market feature became hyper-dilutive when the common stock price decreased beginning shortly after its issuance in December 1997. Based on the price of the common stock on September 30, 2000 ($.4844 per share) the outstanding Series B could have been converted into approximately 15.5 million shares of common, or over 95% of the common equity after a conversion. Under the terms associated with the Carpatsky merger, the Series B Preferred Stockholders were to receive approximately 10% of the merged entity. In either case, the Pease common stockholders would have been left with very little ownership in the Company. In addition, it became difficult to value the common stock because the capital structure was so uncertain. Given these circumstances, the Board of Directors determined that the Series B Preferred stock would have to be replaced or restructured in conjunction with terminating the merger.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Therefore, six institutional holders of approximately 94% of the Series B Preferred stock, representing a stated value of over $4.97 million, exchanged the Series B for a new class of non-voting, non-convertible, preferred stock known as the "Series C" Preferred stock. The new Series C Preferred must be redeemed, at its stated value, on December 31, 2005. However, the Company may, at its election, redeem the Series C at a 331/3% discount (or approximately $3.13 million if all of it is redeemed), either in whole or in part, through December 31, 2003. We redeemed the remaining 6% of the Series B at a 331/3% discount, or $210,833. Therefore, as of the date of this report, there is no outstanding hyper-dilutive Series B Preferred Stock.

The Series C will pay dividends at 5% per annum starting in the second quarter of 2001. The Company has not paid any dividends on the Series B Preferred stock since September 1, 1999 (when the Plan of Merger was signed with Carpatsky). In connection with this restructuring, all the holders of the Series B Preferred stock have waived all the dividends in arrears.

As an inducement for the Series B Preferred stockholders to restructure their investment and grant a discounted redemption feature, the Company issued warrants to acquire up to 1,763,800 shares of common stock exercisable at $0.50 per share. These warrants will expire on December 31, 2003. The Company does not expect the non-cash charge associated with the fair value of these warrants to have a significant impact on the results of operations in the fourth quarter of 2000 since it will be offset by the dividends waived, and the discount on the Series B preferred stock that was redeemed. These items will be reflected as adjustments to net income to determine the net income available to the common stockholders.

In conjunction with the restructuring of the outstanding preferred stock and the termination of the merger with Carpatsky, the Board of Directors approved an amended employment agreement for Patrick J. Duncan, the Company's President and CFO. The amended terms of the agreement, which became effective November 2, 2000, include provisions for: 1) a $50,000 cash bonus; 2) the issuance of 150,000 shares of restricted common stock; and a warrant to purchase up to 600,000 shares of the Company's common stock at $0.50 per share, exercisable at the earlier of: (a) December 31, 2004; or (b)(i) as to 300,000 shares, if the Company's reported closing sales price for its common stock is at least $1.50 for at least 80% of the trading days in a one month period, and (ii) as to other 300,000 shares, if the Company's reported closing sales price for its common stock is at least $2.00 for at least 80% of the trading days in a three month period. In addition, the warrants would become exercisable if the Company enters into a reorganization or merger transaction in which the deemed or actual value received by the Company was equal to or greater than $1.50 per share. In consideration for the cash bonus, Mr. Duncan agreed to reduce his total severance due upon change of control from $197,500 to $150,000.

For financial statement reporting purposes, in addition to the cash bonus, the Company will recognize a non-cash charge in the fourth quarter of $60,900 which represents the fair value of the 150,000 common shares on the date of grant (or $.40625 per share). There will be no financial statement impact for the warrants issued since the exercise price was 18.75% higher than the market price on the date of grant.

Note 3 - Net Income (Loss) Available to Common Stockholders

The net income available to common stockholders is determined by including any dividends accruing to the benefit of the preferred stockholders to the net income. Accordingly, a reconciliation of net income available to common stockholders is as follows:

                                            For the Three Months      For the Nine Months
                                             Ended September 30,      Ended September 30,
                                          ----------------------    ----------------------
                                             2000         1999         2000         1999
                                          ---------    ---------    ---------    ---------
Net Income (Loss) ....................... $ 468,686    $(200,537)   $ 765,303    $(535,771)
Dividends declared and paid
     for the Series B Preferred Stock ...      --        (45,309)        --       (177,817)
Dividends in Arrears for the Series

     B Preferred Stock ..................   (66,504)        --       (198,066)        --
                                          ---------    ---------    ---------    ---------
Net Income (Loss) available to
     common stockholders                  $ 402,182    $(245,846)   $ 567,237    $(713,588)
                                          =========    =========    =========    =========

The dividends in arrears at September 30, 2000 have been included for purposes of determining the net income available to common stockholders for the periods presented, even though they were subsequently waived in connection with the preferred stock restructuring discussed in Note 2.

Note 4 - Earnings Per Common Share

The Company follows SFAS No. 128 "Earnings Per Share". Accordingly, "basic" earnings per common share is computed by dividing income available to common stockholders (the "numerator") by the weighted-average number of common shares outstanding (the "denominator") during the periods presented. "Diluted" earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. A reconciliation of the components of basic and diluted net income per common share for the periods presented is as follows:

                                                   For the Three Months Ended September 30,
                                        ---------------------------------------------------------------
                                                   2000                               1999
                                        ---------------------------      ------------------------------
                                                               Per                                 Per
BASIC                                    Income     Shares    Share       Income      Shares      Share
                                        --------   ---------  -----      ---------   ---------   ------
    Income (Loss) available to common
         stockholders                   $402,182   1,731,398  $0.23      $(245,846)  1,689,600   $(0.15)
EFFECT OF DILUTIVE SECURITIES
    Assumes the Series B Preferred
          stock was converted under
          its original terms              66,504  15,532,918  (0.20)         -            -         -
                                        --------  ----------  -----      ---------   ---------   ------
DILUTED
    Income (Loss) available to common
          stock including assumed
          conversions                   $468,686  17,264,316  $0.03      $(245,846)  1,689,600   $(0.15)
                                        ========  ==========  =====      =========   =========   ======

                                                    For the Nine Months Ended September 30,
                                        ----------------------------------------------------------------
                                                    2000                               1999
                                        ---------------------------      -------------------------------
                                                               Per                                Per
BASIC                                    Income     Shares    Share       Income      Shares     Share
                                        --------   ---------  -----      ---------   ---------   ------
    Income (Loss) available to common
         stockholders                   $567,237   1,731,398  $0.33      $(713,588)  1,668,400   $(0.43)
EFFECT OF DILUTIVE SECURITIES
    Assumes the Series B Preferred
          stock was converted under
          its original terms             198,066  15,532,918  (0.29)          -           -         -
                                        --------  ----------  -----      ---------   ---------   ------
DILUTED
    Income (Loss) available to common
          stock including assumed
          conversions of Series B       $765,303  17,264,316  $0.04      $(713,588)  1,668,400   $(0.43)
                                        ========  ==========  =====      =========   =========   ======

For the three and nine months ending September 30, 2000, the "diluted" earnings per common share assumes that the Series B preferred stock, which was restructured in November 2000, was converted under its original terms using a conversion price of $0.3633 per share (this represents the price the Series B preferred stock could have converted into using the market price of the common stock on September 30, 2000). "Diluted" earnings per share for all the periods presented in 1999, is identical to the "basic" earnings per share for the same period since the affects of including any potential common shares would have been antidilutive.

     Although management believes that the above presentation of earnings per share adheres to the authoritative accounting and reporting guidelines, they do not believe that it is representative of the results that would have occurred using the capital structure as it exists today. As of the date of this report, the total number of fully diluted potential common shares, including the 1,763,800 shares underlying the warrants issued to the preferred stockholders in connection with the restructuring, is approximately 4.0 million shares. The earnings per share, as presented, illustrates the hyper-dilutive potential that the Series B Preferred stock had before it was restructured but does not, in managements opinion, accurately reflect the economic results benefiting the common stock as a result of the restructured capital.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------
Liquidity, Capital Expenditures and Capital Resources
At September 30, 2000, our cash balance was $1,603,780 with a negative working capital position of $938,807, compared to a cash balance of $724,354 and a positive working capital position of $922,105 at December 31, 1999. The change in our working capital position can be attributed to the reclassification of our convertible debentures, with a balance of $2.8 million, from a long-term liability to a current liability during the second quarter of 2000 since they become due on April 15, 2001. The change in our cash balance is summarized as follows:

Cash balance at December 31, 1999 ..............................    $   724,354
                                                                    -----------
Sources of Cash:
    Cash provided by operating activities ......................      1,754,718
    Proceeds from the redemption of certificate of deposit .....         15,000
                                                                    -----------
         Total sources of cash .................................      1,769,718
Uses of Cash:
    Capital expenditures for exploration activities ............       (885,395)

    Repayment of long term debt ................................         (4,483)
    Other capital expenditures .................................           (414)
                                                                    -----------
         Total uses of cash ....................................       (890,292)
                                                                    -----------
Cash balance at September 30, 2000 .............................    $ 1,603,780
                                                                    ===========

We were able to generate positive cash flow from operating activities of $1,754,718 during the first nine months of 2000 principally due to the favorable oil and gas prices being enjoyed this year. For the first nine months of 2000, the average prices received by the Company have been $28.70 per bbl of oil and $3.84 per Mcf of gas. In addition, we have been able to reduce our overall operating costs and expenses, including substantial reductions in general and administrative costs, when compared to prior periods. Our operations are discussed more thoroughly later in this section under the caption "Results of Operations". However, assuming the price of oil and gas as of the date of this report and our current production levels remain unchanged or improve, we can expect to continue generating positive cash flow from operations for the foreseeable future.

As far as our uses of cash, the following table presents the costs incurred for our exploration activities for the first nine months of 2000 (the $114,497 difference between the total cash paid for exploration activities in the above table and the amount presented below, represents the net increase in accounts payable for the exploration activities between December 31, 1999 and September 30, 2000):

                                              PROGRAM OPERATOR
                                      --------------------------------    Internal
                                         NEG      Parallel       AHC        Costs       Total        %
Category:                             --------    --------    --------    --------    --------    ---------
     Evaluated Costs -
          Productive Efforts ......   $ 66,325    $220,313    $117,864    $   --      $404,502          40%
          Exploratory Dry Holes ...       --        56,079        --          --        56,079           6%
          Other Exploration Costs .       --          --          --        10,699      10,699           1%
                                      --------    --------    --------    --------
               Subtotal ...........     66,325     276,392     117,864      10,699     471,280          47%
     Unevaluated Costs -
          Land, G&G and Seismic ...      6,583     310,495       3,227        --       320,305          32%
          Capitalized Interest ....       --          --          --       208,307     208,307          21%
                                      --------    --------    --------    --------    --------    ---------
               Total ..............   $ 72,908    $586,887    $121,091    $219,006    $999,892         100%
                                      ========    ========    ========    ========    ========    =========
               Percent ............         7%         59%         12%         22%        100%

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

                                                           Estimated Investment
           Area                     Operator              Minimum       Maximum
---------------------------  --------------------------- ---------    ----------
East Bayou Sorrel            National Energy Group, Inc.
                             ("NEG")                     $ 100,000    $  150,000
Formosa, Texana, and Ganado  Parallel Petroleum, Inc.
                             ("Parallel")                  500,000     1,500,000
Maurice Prospect             Amerada Hess Corporation
                             ("AHC")                       350,000       500,000
                                                          --------    ----------
                 Total                                    $950,000    $2,150,000
                                                          ========    ==========

Therefore, based on the potential capital that may be required for our future exploration activities, compounded with the fact that our convertible debentures, with a current outstanding balance of $2,782,500, will become due and payable on April 15, 2001, we do not believe, as of the date of this report, that our current and anticipated cash position will be sufficient to cover all of the future working capital, debt service and exploration obligations. Accordingly, we will have to attempt to restructure our outstanding convertible debentures and possibly seek additional financing. Regarding additional financing, our common stock is now listed on the over-the-counter market on the NASD Bulletin Board (OTC BB). It is believed that being a Bulletin Board listed company will impair our ability to raise additional equity capital. Therefore, it is unclear at this time what alternatives for future working capital will be available, whether or not an amicable restructuring of the convertible debt can or will be accomplished, or to what extent the potential dilution to the existing shareholders may be under either scenario. If additional sources of financing are not ultimately available and/or we cannot satisfactorily restructure our convertible debentures, we will have to consider other alternatives, including the sale of existing assets, canceling existing exploration agreements, farming out part or all of our prospect inventory, pursuing joint ventures, or formal restructuring under the protection of the Federal Bankruptcy Laws.

RESULTS OF OPERATIONS
---------------------

Overview
Our largest source of operating revenue is from the sale of produced oil, natural gas, and natural gas liquids. Therefore, the level of our revenues and earnings are affected by prices at which natural gas, oil and natural gas liquids are sold. Therefore, our operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in price and production levels.

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                              For the Three Months        For the Nine Months
                               Ended September 30,        Ended September 30,
                              ---------------------     -----------------------
                                 2000        1999          2000         1999
Production:                   ---------   ---------     ----------   ----------
  Oil (bbl) ..................   21,200      16,900         67,100       53,800
  Gas (Mcf) ..................   81,800      68,500        183,800      281,500
  BOE (6:1) ..................   34,900      28,300         97,800      100,700

Average Collected Price:
  Oil (per bbl) ..............$   30.36   $   20.30     $    28.70   $    15.54
  Gas (per Mcf) ..............     4.42        2.89           3.84         2.37
  Per BOE (6:1) ..............    28.81       19.11          26.93        14.93

Operating Margins;
  Revenue -
    Oil ......................$ 643,788   $ 343,201     $1,927,011   $  836,569
    Gas ......................  361,686     198,005        706,401      667,496
                              ---------   ---------     ----------   ----------
      Total Revenue ..........1,005,474     541,206      2,633,412    1,504,065

  Costs
    Lifting Costs ............  (67,309)    (50,378)      (208,086)    (134,761)
    Production taxes .........  (11,741)    (54,202)      (189,863)    (141,253)
                              ---------   ---------     ----------   ----------
       Total Costs ...........  (79,050)   (104,580)      (397,949)    (276,014)
                              ---------   ---------     ----------   ----------
    Operating Margin .........$ 926,424   $ 436,626     $2,235,463   $1,228,051
                              =========   =========     ===========  ==========
    Operating Margin Percent        92%         81%             85%         82%

Production Costs per BOE
  before DD&A ................$    2.27   $    3.70     $      4.07  $     2.74

Change in Revenue Attributable
  to:
    Production ...............$ 126,528                 $   (24,254)
    Price ....................  337,740                   1,153,601
                              ---------                 -----------
Total Increase in Revenue ....$ 464,268                 $ 1,129,347
                              =========                 ===========

Discoveries in 2000

        This year through September 30, we have participated in the drilling of four exploratory wells, all located in or around Jackson County, Texas, within the prospect areas operated by Parallel. Of these four wells, three were productive and one was dry. All three of the wells completed this year didn't begin producing until mid- September 2000 and contributed approximately 7,000 Mcf of the third quarters production. As of October 31, 2000, these three wells were producing, on an 8/8's basis, approximately 6,040 Mcf of gas per day and 145 bbls of condensate per day (representing approximately 566 Mcf of gas per day and 14 bbls of condensate per day net to the Company). We own approximately a 12.5% working interest in all of these wells.

        Another well located in the Ganado prospect area was drilled to a total depth of 7,460ft in November 2000 and the log indicated probable production from 34ft of sand in three separate zones and 8ft of oil in one zone. Although it is unknown at this time whether or not this well will be commercially productive, and if so at what rates, it will be dual completed during the 4th quarter of 2000. We own a 12.6% working interest in this well.

Comparison of Oil and Gas Production for the Three Months Ended September 30, 2000 & 1999:

        Oil - The 4,300 bbl increase in oil production for the three months ended September 30, 2000, when compared to the same period in 1999, is primarily attributable to increased production realized by the Company in 2000 from the wells located in the East Bayou Sorrel field, operated by NEG. The increase in production realized by the Company is not attributable to an overall increase in the 8/8's production from the wells, but rather an increased interest in the respective wells. On November 15, 1999, the prospect "paid out" and pursuant to the terms of our after prospect payout agreement, our working interest in these wells increased from 8.9% to 15.6% giving us more of the overall 8/8's production subsequent to that date.

        Gas - The 13,300 Mcf increase in gas production realized by the Company for the three months ended September 30, 2000, when compared to the same period in 1999, is primarily attributable to the fact that we recorded a one time "catch-up" credit of approximately 25,000 Mcf during the third quarter of 2000 for production from the wells located in the Maurice field, operated by AHC. This production adjustment reflects an increase in our net revenue interest resulting from an amended Division Order, the document that itemizes all the owners interest in producing well units. Prior to September 2000, the revenue and production had been paid and accrued based on a preliminary Division Order provided to us by AHC. Because of several unresolved issues related to certain farm-outs, unitizations and other matters that could have affected the interests, the original Division Order was prepared on a "worst-case" scenario pending the resolution of the outstanding issues. AHC resolved the outstanding issues and informed us in the third quarter of 2000 of our new net revenue interests. Accordingly, this adjustment reflects the incremental production from prior periods based on the new Division Order. The increase in the net revenue interests varied on a well-by-well basis and ranged from .02% to .09%. Our working interest in the various wells in the Maurice field ranges from 6.0% to 8.4%.

Comparison of Oil and Gas Revenue for the Three Months Ended September 30, 2000 & 1999:

        Oil and gas revenue for the three months ended September 30, 2000, when compared to the same period in 1999, increased by $489,798. This increase is attributed to: a) the substantially higher prices received for the oil and gas in 2000. We received an average price of $30.32 per bbl of oil during the third quarter of 2000 compared to $20.30 per bbl for the same period in 1999 - representing a $10.02 per bbl, or 49% increase, in 2000. We received an average price of $4.42 per Mcf of gas during the third quarter of 2000 compared to $2.89 for the same period in 1999 - representing a $1.53, or 53% increase, in 2000; and b) in connection with the one time "catch-up" production adjustment discussed in the previous paragraph for the wells located in the Maurice field, we recorded incremental revenue totaling $100,533 (consisting of $17,692 for oil and $82,841 for gas).

Comparison of Oil and Gas Costs for the Three Months Ended September 30, 2000 & 1999:

        Lifting Costs - The lifting costs increased $16,931 during the third quarter of 2000, when compared to the same period in 1999, primarily because of: a) increased water production from the three wells at East Bayou Sorrel. Water disposal fees on an 8/8's basis are charge at a rate of $0.57 per bbl. The average 8/8's water produced from these wells during the third quarter of 2000 was 3,776 bbls per day compared to 2,473 bbls per day during the same period in 1999; and b) the increased lifting costs from three additional discovery wells located in Jackson County, Texas that were put on line during the third quarter 2000.

        Production Taxes - The production taxes decreased $42,461 during the third quarter of 2000 when compared to the same period in 1999 primarily because of a one time credit on accrued but unpaid taxes was received from the State of Louisiana (through AHC, the operator) in the amount of $59,848 for severance tax relief associated with the wells located in the Maurice field. Without this one time credit to offset the third quarters production taxes in 2000, the overall costs incurred would have been higher when compared to the same period in 1999 because a substantial portion of the production taxes are based on the revenue generated and not on the volume produced.
                                      -12-

Comparison of Oil and Gas Production for the Nine Months Ended September 30, 2000 & 1999:

        Oil - The 13,300 bbl increase in oil production for the nine months ended September 30, 2000, when compared to the same period in 1999, is primarily attributable to increased production realized by the Company from the wells located in the East Bayou Sorrel field, operated by NEG. The increase in production realized by the Company, is not attributable to an overall increase in the 8/8's production from the wells, but rather an increased interest in the respective wells. On November 15, 1999, the prospect "paid out" and pursuant to the terms of our after prospect payout agreement, our working interest in these wells increased from 8.9% to 15.6% giving us more of the overall 8/8's production subsequent to that date.

        Gas - The 97,700 Mcf decrease in gas production for the nine months ended September 30, 2000, when compared to the same period in 1999, is primarily attributable to the Maurice field operations, which is operated by AHC, where: a) we have experienced the natural decline of production inherent in oil and gas operations; and b) the loss of one well in September 1999 due to down-hole mechanical problems.

Comparison of Oil and Gas Revenue for the Nine Months Ended September 30, 2000 & 1999:

        Oil and gas revenue for the nine months ended September 30, 2000, when compared to the same period in 1999, increased over $1.1 million. As the data in the above table illustrates, this increase is substantially attributed to the substantially higher prices received for the oil and gas in 2000. We received an average price of $28.70 per bbl of oil during the first nine months of 2000 compared to $15.54 per bbl for the same period in 1999 - representing a $13.16 per bbl, or 85% increase, in 2000. We received an average price of $3.84 per Mcf of gas during the first nine months of 2000 compared to $2.37 for the same period in 1999 representing a $1.47, or 62% increase, in 2000.

Comparison of Oil and Gas Costs for the Nine Months Ended September 30, 2000 & 1999:

        Lifting Costs - The lifting costs increased $73,325 during the first nine months of 2000 when compared to the same period in 1999 primarily because of: a) increased water production from the three wells at East Bayou Sorrel. Water disposal fees on an 8/8's basis are charge at a rate of $0.57 per bbl. The average 8/8's water produced from these wells during the first nine months of 2000 was 3,508 bbls per day compared to 2,107 bbls per day during the same period in 1999; and b) the increased lifting costs from three additional discovery wells located in Jackson County, Texas that were put on line during the third quarter 2000.

        Production Taxes - The production taxes increased $48,610 during the first nine months of 2000 when compared to the same period in 1999 primarily because a substantial portion of the production taxes are based on the revenue generated and not on the volume produced. Accordingly, the higher prices received for oil and gas in 2000 have increased the production taxes.

Exploration Outlook:

        An exploratory well in the Maurice prospect located in Lafayette Parish, Louisiana, operated by AHC, commenced drilling operations in October 2000 targeting the Lower Bol Mex at a planned measured depth of 17,500 ft. It is anticipated that this well, in which we own a 8.2% working interest, will reach its total depth near the end of this year.

        In addition, we will continue to exploit our assets within the Jackson County, Texas area where we expect as many as twelve (12) Frio and Yegua prospects may be proposed over the next six to nine months, depending on weather and rig availability.

        Parallel has also announced that a Regional Study of the Wilcox trend (examining depths between 10,000' and 14,000' below the surface), has recently been completed, where at least twelve (12) Wilcox prospects covering approximately 25,000 acres have been identified. Although the 8/8's costs to drill a Wilcox objective is between $3.0 and $4.0 million, and there is a higher degree of risk associated with depth and reservoir quality, Parallel believes the reserve potential is considerable. Within the Regional Wilcox Study, at least four (4) of the identified prospects are covered, either in whole or in part, within the Texana Area of Mutual Interest (the "Texana AMI") where we have a 12.5% working interest. The total acreage within the Texana

        AMI for the identified Wilcox prospects is over 6,000 acres and we have recently acquired substantially all of our proportionate share of the corresponding leases (with terms of two or three years). This Regional Wilcox study, as it relates to the Texana AMI, appears extremely attractive based on the preliminary studies and may provide our Company with new opportunities in the future.

Cautionary Outlook:

        Approximately 80% of our production for the first nine months of 2000, on a BOE basis, was produced from the three wells located at East Bayou Sorrel. Of that, 57% of the production, on a BOE basis, was produced from the Schwing # 1 which averaged, on an 8/8's basis, 1,260 bbls of oil per day and 1,270 Mcf per day for the first nine months of 2000. In September 2000, sand began showing up in the production fluids in the Schwing # 1. NEG, the operator of the well, believes this may be formation sand and that the situation could possibly be corrected with remedial procedures (eg. with a gravel pack or similar operation) as soon as a work-over rig becomes available. However, NEG has informed us that a work-over rig may not be available until January 2001. Therefore, in order to mitigate the sand, NEG cut the production rate back in October 2000 to approximately 500 bbls per day and 550 Mcf per day. At this level, the sand in the production fluids, has been at an acceptable level through the date of this report. However, it can not be determined at this time whether or not this will be the case for the indefinite future. If not, the already reduced production levels may have to be lowered even further or the well may have to be shut-in alltogether. Once a work-over rig is available, NEG is confident that the well can be restored to full production. However, at this time there can be no assurance when the remedial procedures will be performed or if they will ultimately be successful.

        Most of the average daily production lost from Schwing # 1, on an equivalent units basis, has been replaced by the recent discoveries in Jackson County, Texas that were previously discussed. Therefore, absent any unforeseen circumstances, we do not expect our average daily production for the fourth quarter, on an equivalent units basis, to be lower than the average daily production reported for the first nine months of 2000 (excluding the one time adjustment for the wells in the Maurice field). However, any unexpected loss of production from one of the new discoveries, further reductions of the production from any of the wells in East Bayou Sorrel, and/or if the planned remedial procedures on the Schwing # 1 are not ultimately successful, could have a material negative impact on our estimated reserves, future production and future cash flows.

Consulting Arrangement - Related Party
In March 1996 the Company entered into a three-year consulting agreement with Beta Capital Group, Inc. ("BCG") located in Newport Beach, California. BCG's chairman, Steve Antry, has been a director of Pease since August 1996. The Consulting agreement provided for minimum monthly cash payments of $17,500 plus reimbursement for out-of-pocket expenses. Stephen Fischer, an independent contractor for BCG, is also a member of our Board of directors. Messrs. Antry and Fischer are also principals of Beta Oil & Gas, Inc., a publicly held oil and gas company located in Tulsa, Oklahoma. We have not incurred any costs associated with this consulting agreement since its expiration in February 1999.

General and Administrative
General and administrative ("G&A") expenses decreased: i) $174,638 during the third quarter of 2000 when compared to the same period in 1999; and ii) $215,184 during the first nine months of 2000 when compared to the same period in 1999. These decreases are attributable to an overall effort initiated in the fourth quarter of 1998 to substantially reduce G&A costs. Actions taken included reducing personnel, limiting travel, eliminating unnecessary administrative services and only utilizing consultants on an as needed basis. In addition, the costs incurred in connection with the efforts to consummate the merger with Carpatsky were: i) $88,237 less for the three months ended September 30, 2000 when compared to the same period in 1999; and ii) $33,695 less for the nine months ended September 30, 2000 when compared to the same period in 1999. The following table presents the merger costs that are included in our G&A during the periods presented:

        For the Three Months                   For the Nine Months
         Ended September 30,                   Ended September 30,
    ----------------------------         -----------------------------
       2000               1999               2000               1999
    ---------          ---------         ----------         ----------
    $  14,489          $ 102,726         $   89,444         $  123,139

We expect "core" G&A expenses for the foreseeable future to be between $40,000 to $50,000 per month.
                                      -14-

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented by cost center consisted of the following:

                                             For the Three Months   For the Nine Months
                                              Ended September 30,   Ended September 30,
                                             --------------------   -------------------
                                                2000       1999       2000       1999
                                             ---------  ---------   --------   --------
       Oil and Gas Properties .............. $ 250,695  $ 245,007   $748,649   $780,899
       Furniture, Fixtures and Equipment ...     4,898      5,283     14,732     17,380
                                             ---------  ---------   --------   --------
            Total .......................... $ 255,593   $250,290   $763,381   $798,279
                                             =========  =========   ========   ========
DD&A for the oil and gas properties,
  per BOE: ................................. $    7.19   $   8.66   $   7.66   $   7.75
                                             =========  =========   ========   ========

The DD&A for oil and gas properties is computed using the units-of-production method utilizing only proved reserves at the end of the respective period. Even though there hasn't been a significant difference in the total amount of DD&A for oil and gas properties between the periods presented, the DD&A rate per BOE decreased $.09 per BOE for the nine months ended September 30, 2000 when compared to the same period in 1999, and decreased $1.47 per BOE for the three months ended September 30, 2000 when compared to the same period in 1999. This decrease in the DD&A rate per BOE can be substantially attributed to an overall increase in reserves attributable to: a) our recent well discoveries in Jackson County, Texas (these discoveries were previously discussed under the caption "oil and gas"); and b) higher oil and gas prices between the periods presented. Higher oil and gas prices will generally extend the economic life of a well which in turn increases the total recoverable reserves.

Interest Expense
Total interest incurred, and its allocation, for the periods presented is as follows:

                                                  For the Three Months       For the Nine Months
                                                   Ended September 30,       Ended September 30,
                                                 ----------------------    ----------------------
                                                    2000         1999         2000         1999
                                                 ---------    ---------    ---------    ---------
Interest paid or accrued ........................$  70,337    $  70,690    $ 209,845    $ 209,795
Amortization of debt discount ...................   54,834       54,834      164,503      164,503
Amortization of debt issuance costs .............   34,559       34,559      103,677      103,677
                                                 ---------    ---------    ---------    ---------
    Total interest incurred .....................  159,730      160,083      478,025      477,975
Interest capitalized for exploration activities .  (69,942)     (70,135)    (208,307)    (208,116)
                                                 ---------    ---------    ---------    ---------
    Interest expense ............................$  89,788    $  89,948    $ 269,718    $ 269,859
                                                 =========    =========    =========    =========

There has been very little change in the total interest incurred when comparing the periods presented because the majority of our debt is represented by the $2.8 million in convertible debentures. The principal balance of that debenture has not changed during the periods presented.

The total interest capitalized for exploration activities has remained relatively constant when comparing the periods presented since we have, and will continue to, incur costs on our unevaluated oil and gas properties. Interest is being properly capitalized in accordance with FAS 34 and FASB Interpretation No. 33, on the unevaluated oil and gas costs. Interest capitalization on the unevaluated oil and gas costs ceases when the corresponding asset has become evaluated and is ready for its intended use.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

We may from time to time be involved in various claims, lawsuits disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation of its business. At September 30, 2000 and as of the date of this report, we were not involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

Item 2. Recent Sales of Unregistered Securities

We have not issued or sold any unregistered securities during the period covered by this report.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this report:

           (1) Exhibit 27, "Financial Data Schedule" - for the quarter ended September 30, 2000.

(b) Reports on Form 8-K: We filed a report on Form 8-K on November 8, 2000 related to the restructuring of the Series B Preferred Stock and the Termination Agreement with Carpatsky Petroleum, Inc.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PEASE OIL AND GAS COMPANY
Date: November 20, 2000            By: /s/ Patrick J. Duncan
                                   ------------------------------------------
                                   Patrick J. Duncan
                                   President and Principal Accounting Officer