Form 10KSB/A
period 1999-12-31
PEASE OIL & GAS CO /CO/
filed 2001-03-07
CIK 76878

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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
                     Common Stock (Par Value $.10 Per Share)

     Indicate  by check  mark  whether  the  issuer  (1) has filed  all  reports required to be filed by Section 13 or 15(d) of the  Exchange Act during the past
12 months (or for such shorter  period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [X[   No  [ ]

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

       Transitional Small Business Issuer Disclosure Format Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I                                                                      PAGE
------                                                                      ----
ITEM 1.     BUSINESS                                                          1
               History and Overview                                           1
               Recent Developments                                            1
               Business Strategy                                              2
               Operations                                                     3
               Competition                                                    3
               Markets                                                        3
               Regulations                                                    4
               Operational Hazards and Insurance                              5
               Business Risks                                                 5
               Administration                                                11
ITEM 2.     PROPERTIES                                                       12
               Principal Oil and Gas Interests                               12
               Gulf Coast Properties and Prospects                           12
               Rocky Mountain Properties                                     13
               Title to Properties                                           13
               Estimated Proved Reserves                                     13
               Net Quantities of Oil and Gas Produced                        14
               Drilling Activity                                             15
ITEM 3.     LEGAL PROCEEDINGS                                                15
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              15
PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                             16
               Market Information                                            16
               Stockholders                                                  16
               Dividends                                                     16
               Recent Sales of Unregistered Securities                       17
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS                             18
               Liquidity and Capital Resources                               18
               Results of Operations                                         19
               Other Matters                                                 24
ITEM 7.     FINANCIAL STATEMENTS                                             25
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE                                        43
PART III
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT               43
ITEM 10.   EXECUTIVE COMPENSATION                                            45
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    46
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    48
PART IV
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                                  49

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

                                    Net Proved Reserves
                      ---------------------------------------------
                      Bbls                Mcf              BOE (6:1)
                      ----                ---              --------
                    334,000            1,359,000            561,000

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

State and Local Regulation of Drilling and Production - State regulatory authorities have established rules and regulations requiring permits for drilling, bonds for drilling, reclamation and plugging operations, limitations on spacing and pooling of wells, and reports concerning operations, among other matters. The states in which we have oil and gas interests also have statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties . In addition, a few states also prorate production to the market demand for oil and gas or establish maximum rates of production from certain oil and gas wells. Although none of our wells currently exceed any mandated production limits, these statutes and regulations could limit the rate at which oil and gas could otherwise be produced or the prices obtained from our properties.

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

Environmental Regulations - The production, handling, transportation and disposal of oil and gas and by- products are subject to regulation under federal, state and local environmental laws. In most instances, the applicable regulatory requirements relate to water and air pollution control and solid waste management measures or to restrictions of operations in environmentally sensitive areas. However, environmental assessments have not been performed on all of our properties. To date, expenditures for environmental control facilities and for remediation have not been significant in relation to our results of operations. However, it is reasonably likely that the trend in environmental legislation and regulations will continue towards stricter standards and may result in significant future costs to oil and gas producers.
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

     Permits for drilling operations;        Construction of processing facility
     Reports concerning operations;          Road and pipeline construction
     Unitization and pooling of properties;  The spacing of wells;
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

                                                     OIL                      GAS
                                             -------------------------------------------          Developed Acreage
                                              Gross       Net(2)       Gross       Net(2)         -----------------
          Fields              State          Wells(1)     Wells       Wells(1)     Wells            Gross           Net(2)
-------------------------    -------         --------     -----       --------     -----            -----           -----
East Bayou Sorrel           Louisiana           3          .27           -           -                 368            33
South Lake Arthur           Louisiana           -           -            1          .20                349            73
Maurice                     Louisiana           -           -            2          .14                196            14
Austin Bayou                  Texas             1          .02           2          .04                505            11
Ganado                        Texas             -           -            1          .13                116            15
                                                --          --           --         ---             ------          ----
     Grand Total                                4           .29          6          .51              1,534           146
                                                ==          ===          =-         ===              =====           ===

----------------
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

                                                              Undeveloped Acreage
                                             ------------------------------------------------
Prospect Description                         State                   Gross                Net
--------------------                         -----                  -------               ----
East Bayou Sorrel                            Louisiana                   90                   9(1)
Maurice Prospect                             Louisiana                  894                  80(2)
Parallel 3-D Program-Leases                  Texas                   11,575               1,446(3)
Austin Bayou                                 Texas                      694                  15(4)
                                                                     ------             -------
    Totals:                                                          13,253               1,550
                                                                     ======             =======

------------------

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

                                                         Year Ended December 31,
                                                         ----------------------
                                                            1999         1998
                                                            ----         ----

    Estimated Proved Oil Reserves (Bbls)                   334,000      275,000
    Estimated Proved Gas Reserves (Mcf)                  1,359,000    1,368,000
    Estimated Future Net Revenues                      $ 8,156,000  $ 4,054,000
    Present Value of Estimated Future Net Revenues     $ 6,269,000  $ 2,951,000
    Prices used to determine reserves:

        Oil (per Bbl)                                  $     24.91  $     10.15
        Gas (per Mcf)                                  $      2.77  $      2.43

NET QUANTITIES OF OIL AND GAS PRODUCED

Our net oil and gas production for each of the last two years (all of which was from properties located in the United States) was as follows:

                                       Year Ended December 31,
                                       ----------------------
                                       1999              1998
                                       ----              ----
     Oil (Bbls)
          Gulf Coast                   74,000            58,000
          Rocky Mtns.                    --              51,000
                                    ---------          --------
               Total                   74,000           109,000
                                    =========          ========
     Gas (Mcf)
          Gulf Coast                  337,000           337,000
          Rocky Mtns.                    --             230,000
                                     --------          --------
               Total                  337,000           550,000
                                     ========          ========

The average sales price per barrel of oil and Mcf of gas, and average production costs per barrel of oil equivalent ("BOE") excluding depreciation, depletion and amortization were as follows:

                                          Average Sales Prices                      Average
        Year Ended              -----------------------------------------         Production
        December 31             Oil (Bbls)       Gas (Mcf)        Per BOE         Cost Per BOE
        -----------             ----------       ---------        -------         ------------
   1999:
     Gulf Coast                 $   17.80        $  2.46          $  16.48         $   3.11
     Rocky Mtns.                      N/A            N/A              N/A               N/A
   1998:
     Gulf Coast                 $   12.19        $  2.22          $  12.73         $   2.17
     Rocky Mtns.                $   12.11        $  1.39          $  10.50         $   9.04
          Combined Avg.         $   12.18        $  1.87          $  11.74         $   5.22

DRILLING ACTIVITY

The following table summarizes our oil and gas drilling activities that were completed during the last two fiscal years, all of which were located in the continental United States:

                                   1999                     1998
                              --------------            -------------
      Wells Drilled           Gross      Net            Gross     Net
      -------------           -----      ---            -----     ---
  Exploratory
       Oil                       -         -              1        .09
       Gas                       3        .27             4        .14
       Non-Productive            4        .50             3        .32
                                ---       ---            ---       ---
            Total                7        .77             8        .55
                                ===       ===            ===       ===
  Development
       Oil                       -         -              -         -
       Gas                       -         -              -         -
       Non-Productive            -         -              -         -
                                ---       ---            ---       ---
            Total                -         -              -         -
                                ===       ===            ===       ===

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

                                                  Pease Common Stock
                                                  ------------------
                                                   High        Low
                                                   ----        ---
          1998:
              First quarter                        19.69      8.44
              Second quarter                       13.75      6.56
              Third quarter                         7.50      1.25
              Fourth quarter                        3.13      0.81
          1999:
              First quarter                         1.00      0.41
              Second quarter                        0.70      0.41
              Third quarter                         0.63      0.44
              Fourth quarter                        0.45      0.25

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

Cash balance at December 31, 1998                              $   1,049,582
Sources of Cash:
     Cash provided by operating activities                           739,290
     Proceeds from the sale of property and equipment                101,005
     Proceeds from the redemption of certificate of deposit           70,000
                                                               -------------
          Total sources of cash                                    1,959,877
Uses of Cash:
     Capital expenditures for oil and gas activities               (931,689)
     Series B Preferred Stock dividends                            (244,653)
     Purchase and retirement of Series B Preferred Stocks           (51,313)
     Repayment of long term debt                                     (5,853)
     Other capital expenditures                                      (2,015)
                                                               ------------
          Total uses of cash                                     (1,235,523)
                                                               ------------
Cash balance at December 31, 1999                              $    724,354
                                                               ============

The costs incurred in 1999 for oil and gas activities are summarized as follows
(the difference between the total incurred, as illustrated in the following table, and the total amount cash used in 1999, relates to the changes in accounts payable at December 31, 1998 and December 31, 1999).

                                               PROGRAM OPERATOR
                                               ----------------
Category:
                                          NEGX     Parallel       AHC       Other      Total            %
                                          ----     --------       ---       -----      ------         ----
     Exploratory Dry Holes              $    -     $ 163,960    $    -      $    -     $ 163,960       18%
     Land, G&G and Costs on
          Seismic Programs               2,310       130,097         -           -       132,407       15%
     Successful efforts                      -        58,603      250,897       1,515    311,015       34%
     Capitalized Interest                    -          -            -        278,250    278,250       30%
     Other Exploration Costs             -              -            -         23,803     23,803        3%
                                      --------     ---------    ---------   ---------  ---------     ----
          Total Exploration Costs       $2,310     $ 352,660    $ 250,897   $ 303,568  $ 909,435     100%
                                        ======     =========    =========   =========  =========     ====
          % of Exploration Costs          Nil             39%          28%         33%       100%

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

Pease does have an unsecured claim in the bankruptcy proceeding for various amounts which Pease believes were overpaid to NEG as operator in connection with the drilling and operating of certain wells. Collection of these amounts may be delayed or may not occur, pending disposition of NEG's reorganization proceeding. The total claim is approximately $60,000. However, no amount has been recorded (as an account receivable) in the financial statements as of
December 31, 1999.

We incurred a bad debt expense in 1999 of $23,710 when TransTexas Gas
Corporation ("TransTexas") filed for chapter 11 bankruptcy. The Company owns less than a 1.71% working interest in three wells in Brazoria County, Texas, where TransTexas is the operator. Prior to filing for bankruptcy, TransTexas owed the Company $36,195 for sales of past production from those three wells.
Based on the proposed Plan of Reorganization, working interest owners were to receive 40% of the allowed claim. Accordingly, we wrote off 60% of the receivable, or $23,710, that was due prior to TransTexas filing for bankruptcy.
The Company has been receiving payments on production sales subsequent to the filing as well as payments on the balance in accordance with TransTexas' Plan of
Reorganization.

Although we are non-operator in all of these areas, and therefore do not control the timing of any development or exploration activities, we currently expect the expenditures that will be proposed for these areas by the respective operators through the first quarter of 2001 to be within the following ranges:

                                                                Estimated Investment
                                                               ---------------------
          Area                          Operator               Minimum       Maximum
          ----                 ---------------------------     -------       -------
   East Bayou Sorrel           National Energy Group, Inc.
                               ("NEG")                     $      -       $  400,000
   Formosa, Texana and Ganado  Parallel Petroleum, Inc.
                               ("Parallel")                    150,000       300,000
   Maurice Prospect            Amerada Hess Corporation
                               ("AHC")                          50,000       500,000
                                                           -----------    ---------
          Total                                            $   200,000    $1,200,000
                                                           ===========    ==========

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

In September 1998, Pease engaged San Jacinto Securities, Inc. ("SJS"), an investment banking firm located in Dallas, Texas, to assist us in pursuing various strategic alternatives. Their efforts have focused primarily on seeking a potential merger candidate for us. As previously stated, on September 1, 1999 the Merger Agreement was executed by Pease and Carpatsky. In exchange for their services, SJS has been paid a $150,000 non- refundable cash fee and will receive an additional 3% of the merger value in excess of $5.0 million should it consummate.

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

Total Revenue
Total Revenue from all operations was as follows:

                                                   For the Year Ended December 31,
                                               --------------------------------------
                                                    1999                    1998
                                               ----------------       ---------------
                                               Amount        %        Amount       %
                                               ------       ---       ------     ----
     Oil and gas sales                     $ 2,144,057     100%   $ 2,359,905      81%
     Gas plant, services and supply               -         -         528,106      18%
     Well administration and other income        2,902     Nil         28,971       1%
                                           -----------    ----    -----------    ----
          Total revenue                    $ 2,146,959     100%   $ 2,916,982     100%
                                           ===========    ====    ===========    ====

The decrease in total revenue, along with any known trends or changes that effect revenue on a line-by-line basis, are discussed in the following paragraphs under their respective captions.

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                                          For the Year Ended December 31,
                                          ------------------------------
                                            1999                  1998
                                            ----                  ----
   Production:
     Oil (Bbls)
          Rocky Mtns.                         -                    51,000
          Gulf Coast                        74,000                 58,000
     Gas (Mcf)
          Rocky Mtns.                         -                   230,000
          Gulf Coast                       337,000                320,000
     BOE (6:1)
          Rocky Mtns.                         -                    89,000
          Gulf Coast                       130,000                112,000
   Average Collected Price:
     Oil (per bbl)
          Rocky Mtns.                   $     -               $     12.11
          Gulf Coast                    $    17.80            $     12.19
     Gas (per mcf)
          Rocky Mtns.                   $     -               $      1.39
          Gulf Coast                    $     2.46            $      2.22
     Per BOE (6:1)
          Rocky Mtns.                   $     -               $     10.50
          Gulf Coast                    $    16.48            $     12.73

Operating Margins:
     Rocky Mtns:
          Revenue
               Oil                      $     -               $   612,370
               Gas                            -                   321,703
                                        ----------            -----------
                                              -                   933,703
          Costs                               -                  (806,224)
                                        ----------            -----------
               Operating Margin         $     -               $   127,479
                                        ==========            ===========
               Operating Margin Percent       -                        14%
     Gulf Coast:
         Revenue
               Oil                      $ 1,316,142           $   715,699
               Gas                          827,915               710,503
                                        -----------           -----------
                                          2,144,057             1,426,202
          Costs                            (404,897)             (243,339)
                                        -----------           -----------
               Operating Margin         $ 1,739,160           $ 1,182,863
                                        ===========           ===========
               Operating Margin Percent          81%                   83%
Production Costs per BOE before DD&A:
     Rocky Mtn Region                   $     -               $      9.04
     Gulf Coast Region                         3.11                  2.17
Change in Revenue Attributable to:
     Production                         $  (832,081)
     Price                                  613,787
                                        -----------
          Total Decrease in Revenue     $  (218,294)
                                        ===========
Change in Revenue Attributable to:
     Production                         $   223,485
     Price                                  494,370
                                        -----------
          Total Increase in Gulf
          Coast Revenue                 $   717,855
                                        ===========

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
follows:

                                                Amount
                                                ------

     Revenue                                $   271,932
     Costs                                     (295,789)
                                            -----------
          Net Operating Income (Loss)       $   (23,857)
                                            ===========

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
         110,000  Consulting
          44,000  Travel
          31,000  All other, net
        (135,000) Costs associated with pursuing the merger with Carpatsky
      ----------
     $   741,000  Net decrease between the periods presented

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

                                                   For the Year Ended
                                                       December 31,
                                                   ------------------
                                                    1999        1998
                                                    ----        ----

     Oil and Gas Properties                     $   985,113  $1,914,262
     Gas Plant, Service and Supply
     Operations                                       -         273,345
     Furniture and Fixtures                         22,402       53,485
                                                ----------   ----------
          Total                                 $1,007,515   $2,241,092
                                                ==========   ==========
     DD&A per BOE for oil and gas properties    $     7.57   $     9.52

DD&A for the oil and gas properties is computed using the units-of-production method utilizing only the estimated proved reserves at the end of each period presented and prior to applying the ceiling test discussed below under
"Impairment Expense". Total DD&A for the oil and gas properties decreased in
1999 when compared to 1998 principally as a result of the impairment charges recognized in 1998 significantly reduced the net value of full cost pool being amortized in 1999.

Interest Expense
Total interest incurred, and its allocation, for the periods presented is as follows:

                                                         For the Year Ended
                                                            December 31,
                                                       ----------------------
                                                       1999              1998
                                                       ----              ----
     Interest paid or accrued                     $   280,425       $   369,919
     Amortization of debt discount                    138,236           187,863
     Amortization of debt issuance costs              219,337           297,672
                                                 ------------      ------------
          Total interest incurred                     637,998           855,454
     Interest capitalized                            (278,250)         (852,978)
                                                 -----------       -----------
          Interest expense                        $   359,748       $     2,476
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

As prescribed by the corresponding accounting standards for full cost, all the accumulated costs in excess of the ceiling, are to be expensed periodically by a charge to impairment. Accordingly, we incurred an impairment charge of
$7,278,818 in 1998 as a result of our net accumulated costs subject to amortization exceeded our ceiling. No impairment charge was incurred in 1999 since our ceiling was greater than our net accumulated costs.

Extraordinary Item - In connection with the sale of the Rocky Mountain assets, the Company paid down $1.2 million (or 30%) of the outstanding convertible debentures in September 1998, thereby reducing the outstanding principal from
$4.0 million to $2.8 million. At the same time, the Company wrote off $396,742, representing 30% of the unamortized debt discount and debt issuance costs associated with that debt. For financial statement reporting purposes, this charge has been reported in the 1998 Statement of Operations as an extraordinary item in connection with an early extinguishment of debt. There were no tax consequences associated with the extraordinary item because of the Company's substantial net operating loss carry-forwards.

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
1997:

                                       For the Year Ended December 31,
                                       ------------------------------
                                             1999          1998
                                             ----          ----
     Dividends declared                $   177,817     $   278,026
     Dividends in arrears                   87,707            -
     Non-cash imputed dividend charge         -          1,789,468
                                       -----------     -----------
         Total                         $   265,524     $ 2,067,494
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

ITEM 7.   FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
     Independent Auditor's Report                                             27
     Consolidated Balance Sheet - December 31, 1999                           28
     Consolidated Statements of Operations - For the Years Ended December 31,
          1999 and 1998                                                       29
     Consolidated Statements of Stockholders' Equity - For the Years Ended
          December 31, and 1998                                               30
     Consolidated Statements of Cash Flows - For the Years Ended December 31,
          1999 and 1998                                                    31-32
     Notes to Consolidated Financial Statements                            33-49

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

/s/ HEIN + ASSOCIATES LLP

Denver, Colorado
February 18, 2000

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999

                                     ASSETS
CURRENT ASSETS:
     Cash and equivalents ................................................................   $    724,354
     Trade receivables, net of allowance for bad debts of $15,621 ........................        402,847
     Prepaid expenses and other ..........................................................         76,349
                                                                                             ------------
          Total current assets ...........................................................      1,203,550

OIL AND GAS PROPERTIES, at cost (full cost method):
     Unevaluated properties ..............................................................      2,281,732
     Costs being amortized ...............................................................     18,278,461
                                                                                             ------------
          Total oil and gas properties ...................................................     20,560,193
     Less accumulated amortization .......................................................    (14,868,287)
                                                                                             ------------
          Net oil and gas properties .....................................................      5,691,906
                                                                                             ------------
OTHER ASSETS:
     Office equipment and vehicle ........................................................        230,211
     Less accumulated depreciation .......................................................       (176,013)
                                                                                             ------------
          Net office equipment and vehicle ...............................................         54,198
     Debt issuance costs, net of accumulated amortization of $464,846 ....................        184,315
     Deposits and other ..................................................................          7,493
                                                                                             ------------
         Total other assets ..............................................................        246,006
                                                                                             ------------
TOTAL ASSETS .............................................................................   $  7,141,462
                                                                                             ============
           LIABILITIES, REDEEMABLE PREFERRED AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt ................................................   $      6,352
     Accounts payable, trade .............................................................        140,554
     Accrued expenses ....................................................................        134,539
                                                                                             ------------
         Total current liabilities .......................................................        281,445

LONG-TERM DEBT, less current maturities: .................................................      2,506,218
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)
STOCKHOLDERS' EQUITY:
     Preferred Stock, par value $.01 per share, 2,000,000 shares authorized
     105,828 shares of Series B 5% PIK Cumulative Convertible Preferred
     Stock issued and outstanding (Liquidation preference of $5,379,107) .................          1,058
          Common Stock, par value $0.10 per share, 4,000,000 shares authorized,
          1,731,398 shares issued and outstanding ........................................        173,140
          Additional paid-in capital .....................................................     37,636,191
          Accumulated deficit ............................................................    (33,456,590)
                                                                                             ------------
         Total Stockholders' equity ......................................................      4,353,799
                                                                                             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................   $  7,141,462
                                                                                             ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1999 and 1998

                                                                  1999            1998
                                                                  ----            ----
REVENUE:
     Oil and gas sales ..................................   $  2,144,057    $  2,359,905
     Gas plant, service and supply ......................           --           528,106
     Well administration and other ......................          2,902          28,971
                                                            ------------    ------------
          Total revenue .................................      2,146,959       2,916,982
                                                            ------------    ------------
EXPENSES:
     Oil and gas production costs .......................        404,897       1,049,563
     Gas plant, service and supply ......................           --           571,013
     Consulting expense-related party ...................         37,750         247,123
     General and administrative .........................        845,526       1,587,013
           Depreciation, depletion and amortization .....      1,007,515       2,241,092
     Impairment expense:
          Oil and gas properties ........................           --         7,278,818
          Assets held for sale ..........................           --           313,953
                                                            ------------    ------------
               Total expenses ...........................      2,295,688      13,288,575
                                                            ------------    ------------
LOSS FROM OPERATIONS ....................................       (148,729)    (10,371,593)
OTHER INCOME (EXPENSES):
     Interest expense ...................................       (359,748)         (2,476)
     Interest income ....................................         42,235         139,785
     Gain (Loss) on sale of assets ......................            968           3,555
                                                            ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM ..........................       (465,274)    (10,230,729)
     Extraordinary item - loss on early extinguishment of
        debt, net of tax ................................           --          (396,742)
                                                            ------------    ------------
NET LOSS ................................................       (465,274)    (10,627,471)
     Preferred Stock dividend charges ...................       (265,524)     (2,067,494)
                                                            ------------    ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ..............   $   (730,798)   $(12,694,965)
                                                            ============    ============
NET LOSS PER COMMON SHARE, BASIC AND DILUTED:
     Before extraordinary item ..........................   $      (0.43)   $      (7.74)
     Extraordinary item .................................           --             (0.25)
                                                            ------------    ------------
          Net Loss per common share .....................   $      (0.43)   $      (7.99)
                                                            ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING ........................................      1,684,000       1,588,000
                                                            ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           For the Years Ended December 31, 1999 and 1998

                                                                Preferred Stock                 Common Stock
                                                                ---------------                 ------------
                                                            Shares          Amount         Shares          Amount
                                                            ------          ------         ------          ------

BALANCES, December 31, 1997 .......................        113,333    $      1,133       1,579,353   $    157,936
Purchase and retirement of Series B Preferred Stock         (4,500)            (45)           --             --
Issuance of common stock for:
     Exercise of warrants .........................           --              --               125             12
     Conversion of Series B Preferred stock .......         (1,497)            (15)         21,584          2,158
Series B preferred stock dividends ................           --              --              --             --
Net Loss ..........................................           --              --              --             --
                                                      ------------   ------------    -------------   ------------
BALANCES, December 31, 1998 .......................        107,336           1,073       1,601,062        160,106

Purchase and retirement of Series B Preferred Stock           (825)             (8)           --             --
Issuance of common stock for:
     Services of Directors in lieu of cash ........           --              --            42,700          4,270
     Conversion of Series B Preferred stock .......           (683)             (7)         87,636          8,764
Series B Preferred Stock dividends ................           --              --              --             --
Net Loss ..........................................           --              --              --             --
                                                      ------------    ------------    ------------   ------------
BALANCES, December 31, 1999 .......................        105,828    $      1,058       1,731,398   $    173,140
                                                      ============    ============    ============   ============

                                                       Additional                          Total
                                                         Paid-In       Accumulated      Stockholders'
                                                         Capital         Deficit           Equity
                                                       ----------      -----------      ------------

BALANCES, December 31, 1997 .......................   $ 38,296,454    $(22,363,845)   $ 16,091,678
Purchase and retirement of Series B Preferred Stock       (206,205)           --          (206,250)
Issuance of common stock for:
     Exercise of warrants .........................            926            --               938
     Conversion of Series B Preferred stock .......         (2,143)           --              --
Series B preferred stock dividends ................       (278,026)           --          (278,026)
Net Loss ..........................................           --       (10,627,471)    (10,627,471)
                                                      ------------    ------------    ------------
BALANCES, December 31, 1998 .......................     37,811,006     (32,991,316)      4,980,869
Purchase and retirement of Series B Preferred Stock        (51,305)           --           (51,313)
Issuance of common stock for:
     Services of Directors in lieu of cash ........         63,063            --            67,333
     Conversion of Series B Preferred stock .......         (8,757)           --              --
Series B Preferred Stock dividends ................       (177,816)           --          (177,816)
Net Loss ..........................................           --          (465,274)       (465,274)
                                                      ------------    ------------    ------------
BALANCES, December 31, 1999 .......................   $ 37,636,191    $(33,456,590)   $  4,353,799
                                                      ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998

                                                                                    1999           1998
                                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss ..............................................................   $   (465,274)   $(10,627,471)
     Adjustments to reconcile net loss to net cash provided by (used in)
          operating activities:
               Depreciation, depletion and amortization ....................      1,007,515       2,241,092
               Amortization of debt discount and issuance costs ............        357,573         396,742
               Bad debt expense ............................................         23,710            --
               Impairment expense:
                    Assets held for sale ...................................           --           313,953
                    Oil and gas properties .................................           --         7,278,818
               Loss (Gain) on sale of assets ...............................           (968)         (3,555)
               Issuance of common stock for services .......................         29,747            --
               (Increase) decrease in:
                    Trade receivables ......................................         (6,097)        336,974
                     Inventory .............................................           --           385,091
                    Prepaid expenses and other .............................         24,338           8,292
               Increase (decrease) in:
                    Accounts payable .......................................       (147,647)        (40,673)
                    Accrued expenses .......................................        (83,607)       (512,971)
                                                                               ------------    ------------
               Net cash provided by (used in) operating activities .........        739,290        (223,708)
                                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures for property, plant and equipment ................       (933,704)     (7,351,977)
     Redemption of certificate of deposit ..................................         70,000          25,000
     Proceeds from sale of property, plant and equipment ...................        101,005       3,823,286
                                                                               ------------    ------------
               Net cash provided by (used in) investing activities .........       (762,699)     (3,503,691)
                                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants ..................           --               938
     Series B preferred stock dividends ....................................       (244,653)       (210,941)
     Repayment of long-term debt ...........................................         (5,853)     (1,207,805)
     Offering costs ........................................................           --          (146,765)
     Purchase and retirement of Series B preferred stock ...................        (51,313)       (206,250)
                                                                               ------------    ------------
               Net cash provided by (used in) financing activities .........       (301,819)     (1,770,823)
                                                                               ------------    ------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ............................       (325,228)     (5,498,222)
CASH AND EQUIVALENTS, beginning of year ....................................      1,049,582       6,547,804
                                                                               ------------    ------------
CASH AND EQUIVALENTS, end of year ..........................................   $    724,354    $  1,049,582
                                                                               ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest ................................................   $    280,425    $    400,309
                                                                               ============    ============
     Cash paid for income taxes ............................................   $       --      $       --
                                                                               ============    ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
          Debt incurred for purchase of vehicles ...........................   $       --      $     32,610
          Increase (decrease) in payables for:
               Oil and gas properties ......................................        (22,246)     (1,002,353)
               Offering costs ..............................................           --          (146,765)
               Series B Preferred Stock dividends ..........................        (67,085)         67,085
          Capitalized portion of amortized debt issuance/discount costs -
                485,534 The accompanying notes are an integral part of these consolidated financial statements ..........................

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------------------------------

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

Continuing Operations - Pease has historically incurred net operating losses resulting in an accumulated deficit of $33.5 million as of December 31, 1999. As a result of the continuing losses, Pease's stockholders' equity has been reduced to approximately $4.3 million. At December 31, 1999, the liquidation preference of the Series B Preferred stock is in excess of total stockholders' equity and the hyper-dilutive potential of the conversion feature has resulted in Pease's inability to raise additional equity capital which is critical to carry out development and exploration activities that are planned for the next several years. Pease may be required to redeem the Series B Preferred stock on December
31, 2002 at a price equal to the liquidation preference. Alternatively, Pease can force the holders to convert to common stock which would result in ownership by the Preferred holders in excess of 90% (based on the current trading price of the common stock). However, Pease does not currently have a sufficient number of common shares authorized to convert all of the Preferred stock. Under the terms of the Preferred Stock Agreement, Pease is obligated to take the appropriate steps to increase the number of authorized shares in the future. However, no assurance can be given at this time whether or not additional shares can or will be authorized.

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

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Carpatsky will have control of Pease as Pease will have only one of the expected seven board of director positions. It is expected current management will also be replaced.

Principles of Consolidation - The accompanying financial statements include the accounts of Pease and its wholly- owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

Cash and Equivalents - Pease considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Oil and Gas Properties - Pease's oil and gas producing  activities are accounted for using the full cost method of  accounting.  Pease has one cost center  (full cost pool) since all of its oil and gas  producing  activities  are conducted in the United States.  Under the full cost method,  all costs  associated  with the
acquisition,   development  and  exploration  of  oil  and  gas  properties  are capitalized,  including  payroll  and other  internal  costs  that are  directly attributable  to these  activities.  Any internal costs that are capitalized are limited to those costs that can be  directly  identified  with the  acquisition, exploration,  and development  activities  undertaken by the Company for its own account,  and do not include any costs related to production,  general corporate overhead, or similar activities.  The total amount of internal costs capitalized in unevaluated  oil and gas properties as of December 31, 1999 is  approximately
$397,000, consisting mostly of interest. The Company capitalizes interest on its unevaluated  oil and gas properties in accordance with FASB  Interpretation  No.
33.  Accordingly,  interest is  capitalized on oil and gas assets that have been excluded form the full cost amortization  pool. The interest that is capitalized becomes  part of the  related  projects or  properties  and  transferred  to the amortization  pool.  For the years ended  December  31,  1999 and 1998,  capital expenditures include other internal costs of $23,804 and $236,931, respectively.

Proceeds from sales of oil and gas properties are credited to the full cost pool with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. Production costs are expensed as incurred.

Acquisition  costs of  unproved  properties  and costs  related  to  exploratory drilling and seismic activities are initially excluded from amortization.  These costs  are  evaluated  at least  annually  for  impairment  and  transferred  to properties  being  amortized when either proved  reserves are established or the costs are determined to be impaired.  When  evaluating  unproved  properties for impairment the Company considers,  among other factors,  historical  experience, primary lease terms, the terms of the exploration agreement(s) within an area of mutual interest, or capital "AMI", and the quality of a particular 3-D beta set.

At December 31, 1999, Pease owned approximately 1,550 net (13,250 gross)
undeveloped acres. All of these leases were acquired with either two or three year terms. Unless production has been obtained through exploratory drilling,
696 of the net acres will expire in 2000, 838 net acres will expire in 2001 and
16 net acres will expire in 2002. Substantially all of the undeveloped acreage contain identified exploratory prospects or leads. Should the leases expire prior to an exploratory well being drilled, the value of these properties may be negatively affected. This in turn may have a negative material impact on Pease's future results of operations and/or its financial condition. The carrying value of the undeveloped acreage at December 31, 1999 was $155,000. At December 31,
1999, Pease owns approximately 146 net (1,534 gross) developed acres.
Substantially all of the developed acres have terms that allow Pease to hold the lease as long as production is maintained.

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

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for gas imbalances using the "Sales" method. However, the
Company has not disclosed any specifics on past gas imbalances since they have not been material and are not expected to be so in the future.

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
The dividends included for this calculation include: 1) paid dividends: 2)
accrued but unpaid dividends; 3) any dividends in arrears; and 4) any imputed dividends attributable to the beneficial conversion feature. Accordingly, the net loss applicable to common stockholders includes the following charges associated with the Series B Preferred Stock that was issued on December 31,
1997:

                                      For the Year Ended December 31,
                                      ------------------------------
                                           1999            1998
                                           ----            ----
     Dividends declared                $  177,817     $   278,026
     Dividends in arrears                  87,707           -
     Non-cash imputed dividend charge        -          1,789,468
                                       ----------     -----------
          Total                        $  265,524     $ 2,067,494
                                       ==========     ===========

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

Extraordinary Item - In connection with the sale of the Rocky Mountain assets, the Company paid down $1.2 million (or 30%) of the outstanding convertible debentures in September 1998, thereby reducing the outstanding principal from
$4.0 million to $2.8 million. At the same time, the Company wrote off $396,742, representing 30% of the unamortized debt discount and debt issuance costs associated with that debt. For financial statement reporting purposes, this charge has been reported in the 1998 Statement of Operations as an extraordinary item in connection with an early extinguishment of debt. There were no tax consequences associated with the extraordinary item because of the Company's substantial net operating loss carry-forwards.

Stock Split - Effective December 1, 1998, the Board of Directors declared a 1 for 10 reverse stock split related to Pease's common stock. All share and per share amounts in the accompanying financial statements and notes have been retroactively restated for this stock split.

Stock-Based Compensation - For employees, Pease accounts for stock-based compensation using the intrinsic value method prescribed in Accounting
Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and
related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of Pease's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is measured as the excess, if any, of the quoted market price of Pease's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

For non-employees, the Company accounts for stock-based compensation as prescribed by SFAS No. 123 titled Accounting for Stock-Based Compensation. This pronouncement requires that all options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the measurement date and pro forma information be provided as to the fair value effects of transactions with employees. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No. 123. The measurement date is generally the earlier of : a) the date in which the performance of the goods or services is fully committed; or b) the date in which the performance is substantially complete.

2.  ASSETS DIVESTITURE:
    -------------------

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

                                              1998
                                              ----
     Revenues                           $   1,488,843
     Operating costs and expenses          (1,394,141)
     Depreciation and amortization           (549,816)
                                        -------------
     Loss from operations               $    (455,114)
                                        =============

3.  DEBT FINANCING ARRANGEMENTS:
    ----------------------------

    Long-Term Debt - Long-term debt at December 31, 1999 consists of the following:

    Convertible debentures, interest at 10%, due April 2001, unsecured                     $ 2,782,500
    Less unamortized discount                                                                 (292,450)
                                                                                           -----------
        Net carrying value                                                                   2,490,050
    Note payable to bank, interest at 8.5%, monthly payments of $669, due March 2003,
       collateralized by a vehicle                                                              22,520
                                                                                           -----------
          Total long-term debt                                                               2,512,570
          Less current maturities                                                               (6,352)
                                                                                           -----------
          Long-term debt, less current maturities                                          $ 2,506,218
                                                                                           ===========

    Aggregate maturities of long-term debt excluding the unamortized non-cash discount, are as follows:

      Year Ending December 31:
      -----------------------
                2000                 $      6,352
                2001                    2,789,396
                2002                        7,505
                2003                        1,767
                                     ------------
                Total                $  2,805,020
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
    -------------

    Deferred tax assets (there are no deferred tax liabilities) as of December
31, 1999 are comprised of the following:

                                                       1999
                                                       ----
Long-term Assets:
     Net operating loss carryforwards             $  9,646,000
     Property, plant and equipment                     968,000
     Tax credit carryforwards                          294,000
     Percentage depletion carryforwards                160,000
     Other                                               8,000
                                                  ------------
          Total                                     11,076,000
     Less valuation allowance                      (11,076,000)
                                                  ------------
          Net long-term asset                     $     -
                                                  ============

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

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax credit carryforwards at December 31, 1998, of approximately $294,000 and percentage depletion carryforwards of approximately $429,000.

5.  COMMITMENTS AND CONTINGENCIES:
    ------------------------------

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

Pease does have an unsecured claim in the bankruptcy proceeding for various amounts which Pease believes were overpaid to the operator in connection with the drilling of existing wells. Collection of these amounts may be delayed or may not occur, pending disposition of NEG's reorganization proceeding. The total claim is approximately $60,000. However, no amount has been recorded (as an account receivable) in the financial statements as of December 31, 1999.

Agreement with Carpatsky - Effective October 1, 1999, Pease entered into a separate Agreement with Carpatsky Petroleum, Inc. whereby Pease, for a fee, would provide certain accounting and administrative services to Carpatsky on an as needed basis. The fees to be charged Carpatsky are based on an hourly rate ranging from $25.00 to $75.00 per hour, depending on which of Pease's personnel was performing the work. Pursuant to the terms of the Agreement, these fees would only be payable to Pease in the event the merger between the two parties was terminated or abandoned for any reason whatsoever. Accordingly, Pease has not been paid, nor has any amount been accrued as of December 31, 1999 for services rendered by Pease under this Agreeement.
However, should the merger ultimately be terminated or abandoned for any reason whatsoever, the total fees and out-of-pocket expenses that would be due as of
December 31, 1999 totaled $34,454.

Other Contingencies - Pease may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. Pease is not currently involved in any such incidental litigation which it believes could have a materially adverse effect on its financial conditions or results of operations.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  PREFERRED STOCK
    ---------------

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

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

7.  STOCK BASED COMPENSATION:
    -------------------------

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

                                           1999                       1998
                                   ----------------------    -------------------------
                                                 Weighted                     Weighted
                                                  Average                      Average
                                    Number       Exercise       Number        Exercise
                                   Of Shares       Price      Of Shares         Price
                                   ---------     --------     ---------       --------
Outstanding, beginning of year      71,030      $  13.85       118,880      $    19.61
          Canceled                  (6,250)          -         (46,350)          21.36
          Expired                      -           13.75        (1,500)          29.40
          Repriced                     -             -         (20,000)          26.90
          Granted                      -             -          20,000           11.25
          Exercised                    -             -            -                -
                                  --------       -------      --------       ---------
Outstanding, end of year            64,780      $  13.86        71,030      $    13.85
                                  ========                    ========

In November 1998, the Company repriced 20,000 options that belonged to Mr.
Patrick J. Duncan, when he replaced Mr. Willard H. Pease, Jr. as President.
Those options were previously granted to Mr. Duncan in November 1997 with an exercise price of $26.90 per share. In order to provide Mr. Duncan with a meaningful incentive to accept the position as President after Mr. Pease was terminated, the board of directors believed those options should have an exercise price equal to the then current market price of $11.25. For financial statement reporting purposes, this transaction was reported as a repriced
"cancellation" of the original options and a new grant underlying 20,000 shares.

For all options granted, the market price of Pease's common stock on the date of grant was equal to the exercise price. All options are currently exercisable and if not previously exercised, will expire as follows:

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Weighted
      Year Ended               Range of             Average
     December 31,          Exercise Prices          Exercise        Number Of
                            Low       High           Price            Shares
                            ---       ----          -------          -------
         2000            $ 7.00     $  8.30       $   7.77            22,265
         2001             10.00       18.10          12.80            10,015
         2002              5.00       29.70          18.35            32,500
                                                     -----          --------
                                                  $  13.86            64,780
                                                                    ========

    Warrants and Non-Qualified Stock Options - The Company has also granted warrants and non-qualified options which are summarized as follows for the years ended December 31, 1999 and 1998:

                                                                        1999                        1998
                                                                --------------------       ---------------------
                                                                            Weighted                    Weighted
                                                                Number       Average       Number        Average
                                                                  Of        Exercise         Of          Exercise
                                                                Shares       Price         Shares          Price
                                                                ------      --------       ------       ---------
     Outstanding, beginning of year                            570,071       $ 40.87       587,790      $  43.11
       Granted to former officer and director for severance       -              -          39,850         14.88
            Expired                                           (339,546)          -         (57,444)        45.81
            Exercised                                             -              -            (125)         7.50
                                                              --------        ------       -------        ------
     Outstanding, end of year                                  230,525       $ 16.21       570,071      $  40.87
                                                              ========                     =======

    All the warrants and non-qualified stock options

have been issued with exercise prices that were either equal to or greater than the market price at the date of grant. For the warrants underlying 39,850 shares issued in 1998 to a former officer and director, the intrinsic value was used to value these equity issuances since they were granted to Mr. Willard H. Pease, Jr., the Company's former President and CEO, in connection with the terms of his termination and severance agreement. If not previously exercised, warrants and non-qualified options will expire as follows:

       Year Ended                 Range of               Weighted
      December 31,             Exercise Prices            Average
      ------------             ---------------           Exercise          Number Of
                              Low           High           Price             Shares
                              ---           ----         --------          --------

          2000              $ 5.00         $71.30         $ 18.58            66,845
          2001                7.50          37.50           10.79            98,900
          2002               17.50          30.30           22.05            64,780
                                                           ------           -------
                                                          $ 16.21           230,525
                                                                            =======

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

                                                        Year Ended December 31,
                                                       1999                1998
                                                       ---                 ----
     Net Loss applicable to common stockholders:
          As reported                             $  (730,798)      $ (12,694,965)
          Pro forma                                  (730,798)        (16,507,036)
     Net loss per common share:
          As reported                             $     (0.43)      $       (7.99)
          Pro forma                                     (0.43)              (8.29)

    The weighted average fair value of options and warrants granted to employees for the year ended December 31, 1998 was $2.24. No options or warrants were granted in 1999. The fair value of each employee option and warrant granted in
1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                            For the Year Ended December 31,
                                            -------------------------------
                                               1999            1998
                                               ----            ----
     Expected volatility                      N/A              80.0%
     Risk-free interest rate                  N/A               5.6%
     Expected dividends                       N/A                -
     Expected terms (in years)                N/A               2.2

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
    ---------------------------

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
(NEGX), an independent oil and gas producer. The purchase price was $1,750,000 which consisted of $875,000 in cash and the issuance of 31,500 shares of Pease's common stock with a fair value of $875,000. In February 1997, the Company entered into agreements with unaffiliated parties for the purchase of a 10%
working interest in this prospect for approximately $2.5 million. The assets acquired from this acquisition account for 77% of Pease's proved reserves at
December 31, 1999.

    Capitalized Costs Incurred - The following table sets forth the capitalized costs incurred in our oil and gas activities during the last three years:

      Description                                  1999             1998           1997
     ----------------------------------            ----             ----           ----
     Acquisition of proved properties       $        -         $      -       $ 4,266,955
     Acquisition of unproved properties            76,912          507,307      1,926,861
     Exploration                                  314,997        5,439,095      6,514,835
     Development and workovers                    239,276           13,468        734,235
     Capitalized Interest                         278,250          852,980        323,641
                                              -----------      -----------     ----------
          Total                             $     909,435      $ 6,812,850    $13,766,527
                                              ===========      ===========     ==========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Unevaluated Oil and Gas Properties - The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 1999, by the year in which such costs were incurred:

                                    Total           1999         1998           1997
                                    -----           ----         ----           ----
   Property acquisition costs   $  150,000     $    76,912   $   78,088   $       -
   Exploration costs             1,758,532          53,186    1,008,001        692,345
   Capitalized interest            373,200         278,250       94,950           -
                                ----------      ----------   ----------   -----------

     Total                      $2,281,732      $  408,348   $1,181,039   $    692,345
                                ==========      ==========   ==========   ============

    All of the Company's unevaluated costs at December 31, 1999 relate to seismic, geological, geophysical and, to a lessor extent, leasehold costs and capitalized interest incurred for the Formosa, Texana and Ganado prospect areas located in Jackson County, Texas. The total prospect area encompasses approximately 130,000 acres. The current status of these prospect areas is that seismic has been acquired, processed, re-processed, and is being interpreted on an ongoing basis. Drilling commenced on these prospects in 1999 and will continue into the foreseeable future. Leases have been acquired in the past as prospects were generated from the 3-D data set.

It is expected that additional leases will be acquired in the future as other prospects are generated from additional processing of the seismic data. As a result of the original efforts and the reprocessing, the Company believes over
12 prospects and several dozen leads in the Frio and Yegua formations have been identified. As these prospects are drilled sometime in the future, the Company expects that additional prospects and leads will be generated as the information obtained from the new well bores is integrated into the 3-D data set. All unevaluated costs were incurred during 1997, 1998 or 1999 and management expects that planned activities will enable the evaluation of substantially all of these costs by the end of 2001.

    Full Cost Ceiling - During 1998, Pease recognized an impairment charge of
$7,278,818 due to the full cost ceiling limitation of which $4,739,775 was recognized in the fourth quarter. The fourth quarter impairment charge was substantially attributed to the expiration of certain previously unevaluated lease options, the collapse of oil prices during that period and dry holes. No impairment charge has been recognized in 1999 since the ceiling is substantially higher at December 31, 1999 as a result of increased oil prices and additional discoveries and extensions of the Company's oil and gas reserves.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                      1999              1998
                                                      ----              ----

     Oil and gas sales                          $  2,144,057      $  2,359,905
     Production costs                              (404,897)        (1,049,563)
     Amortization expense                        (1,007,515)        (1,914,262)
     Impairment expense                               -             (7,278,818)
                                                ------------      ------------
     Results of operations from
       oil/gas producing activities             $    731,645      $(7,882,738)

    No provision for income taxes was provided in determining the Results of
Operations from Oil and Gas Producing Activities because the Company's substantial net operating loss carry-forwards and the tax deductions, credits and allowances relating to the Company's proved oil and gas reserves would have eliminated any corresponding tax liability.

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

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              1999                           1998
                                                        -----------------             -------------------
                                                         Oil          Gas             Oil             Gas
                                                        (Bbls)       (Mcf)           (Bbls)          (Mcf)
                                                        -----         ---             ----            ---
     Proved reserves, beginning of year                275,000      1,368,000       1,085,000       4,535,000
       Purchase of minerals in place                      -              -               -               -
       Sale of minerals in place                          -              -           (725,000)     (2,848,000)
       Extensions, discoveries, and other additions    130,000        330,000         129,000         517,000
       Revisions of previous estimates                   3,000        (2,000)       (105,000)       (286,000)
       Production                                      (74,000)      (337,000)       (109,000)       (550,000)
                                                       -------      ---------        --------       ---------
     Proved reserves, end of year                      334,000      1,359,000         275,000       1,368,000
                                                       =======      =========      ==========      ==========
     Proved developed reserves, beginning of year      261,000        920,000         930,000       3,833,000
                                                       =======     ==========      ==========      ==========
     Proved developed reserves, end of year            310,000        648,000         261,000         920,000
                                                       =======     ==========      ==========     ===========

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

                                                                    1999           1998
                                                                    ----           ----

   Future cash inflows                                         $12,080,000    $ 6,117,000
   Future production costs                                      (3,089,100)    (1,519,000)
   Future development costs                                       (834,200)      (544,000)
   Future income tax expense                                          -             -
                                                               -----------    -----------
      Future net cash flows                                      8,156,700      4,054,000
   10% annual discount for estimated timing of cash flow        (1,887,000)    (1,103,000)
                                                               -----------    -----------
   Standardized Measure of Discounted Future Net Cash Flows    $ 6,269,700    $ 2,951,000
                                                               ===========    ===========

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Average prices used to estimate the reserves:

          Oil (per bbl)         $  24.91   $  10.15
          Gas (per Mcf)         $   2.77   $   2.43

No provision for income taxes was provided in computing the Standardized Measure of Discounted Future Net Cash Flows because the Company's substantial net operating loss carry-forwards, coupled with the tax deductions, credits and allowances relating to the Company's proved oil and gas reserves are expected to eliminate any corresponding tax liability.

    Changes in Standardized Measure (Unaudited) - The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1999 and 1998:

                                                                  1999              1998
                                                                  ----              ----

   Standardized measure, beginning of year                   $ 2,951,000     $  9,678,000
   Sale of oil and gas produced, net of production costs      (1,739,000)      (1,310,000)
   Sale of minerals in place                                        -          (5,109,000)
   Net changes in prices and production costs                  2,504,000       (1,031,000)
   Net changes in estimated development costs                   (245,000)         907,000
   Revisions of previous quantity estimates                     (267,000)      (2,874,000)
   Discoveries, extensions and other additions                 2,771,000        1,722,000
   Accretion of discount                                         295,000          968,000
                                                             -----------     ------------
   Standardized Measure, end of year                         $ 6,270,000     $  2,951,000
                                                             ===========     ============

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

The directors and executive officers of Pease are as follows:

                                                                                  Served as
       Name              Age                  Position With Pease              Director Since
-----------------------  ---      -------------------------------------------  --------------
Patrick J. Duncan         37      President, Chief Financial Officer, and           1995
                                  Director (Term Expires 2000)
Steve A. Antry            44      Director (Term Expires 2001)                      1996
Stephen L. Fischer        41      Director (Term Expires 2001)                      1997
Homer C. Osborne (2)      70      Director (Term Expires 2001)                      1994
James C. Ruane (1)(2)     65      Director (Term Expires 2001)                      1980
Clemons F. Walker (2)     60      Director (Term Expires 1999)                      1996

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

     Patrick J. Duncan has been our President since November 1998 and our Chief
Financial Officer since September 1994, our Treasurer since March 1996. In addition to managing the day-do-day activities of Pease, Mr. Duncan is responsible for all the financial, accounting and administrative reporting and compliance required by his individual job titles. Mr. Duncan was an Audit
Manager with HEIN + ASSOCIATES LLP, Certified Public Accountants, from 1991 until joining Pease as our Controller in April 1994. From 1988 until 1991, Mr.
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

                                        SUMMARY COMPENSATION TABLE

                                                                                                         Long-Term
                                                         Annual Compensation                        Compensation Awards
                                                                              Other          Restricted         Securities
      Name and Principle                                                     Annual            Stock            Underlying
           Position                Year       Salary         Bonus        Compensation         Awards         Options/SARs(#)
           --------                ----       ------         -----        ------------         ------         ---------------
Patrick J. Duncan                1999          $  97,957      None            None              None               None
 President and CFO(3)            1998           $104,370      None            None              None               None
                                 1997          $  79,791      $  5,000        None              None              24,500
Willard H. Pease, Jr.
 Former President and            1998           $108,303       $25,000    $ 150,000(1)          None               None
 CEO(1)                          1997          $  93,270      $  5,000        None              None              25,000
J.N. Burkhalter
 Former V.P. Engineering         1998          None           None            None              None               None
 and Production(2)               1997          $  84,790      None        $ 138,050(2)          None               3,500

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

 Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                                      Number of
                                                                                      Securities          Value of
                                                                                      Underlying          Unexercised
                                                                                      Unexercised         In-the-Money
                                                                                      Options/SARs        Options/SARs
                                                                                      at FY-End (#)       at FY-End ($)
                                           Shares Acquired                            Exercisable/        Exercisable/
                 Name                      on Exercise (#)       Value Realized ($)   Unexercisable       Unexercisable
                 ----                      ---------------       ------------------   -------------       -------------
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

                      SECURITY OWNERSHIP OF MANAGEMENT AND
                            CERTAIN BENEFICIAL OWNERS

           Name and Address of                     Amount and Nature of                         Percent of
           Officer or Director                    Beneficial Ownership(1)                       Class (12)
           -------------------                    -----------------------                       ----------
Steve A. Antry                                       60,496 Shares (2)                                3.39%
Patrick J. Duncan                                    36,564 Shares (3)                             2.07%
Stephen L. Fischer                                   30,115 Shares (4)                             1.72%
Homer C. Osborne                                     14,657 Shares (5)                             0.84%
James C. Ruane                                       31,761 Shares (6)                             1.83%
Clemons F. Walker                                    31,357 Shares (7)                             1.80%
                                                    ---------------                                -----
All Officers and Directors as a
group (six persons)                                 204,950 Shares (8)                            10.99%
Kayne Anderson, et al.
  1800 Avenue of the Stars
 Second Floor
 Loss Angeles, CA 90067                           4,984,820 Shares (9)(10)                        74.22%

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

(9)  Percentages shown for the 10 beneficial owners of the Series B preferred stock assume that all the outstanding preferred stock is exchanged for
     8,865,665 shares of common stock pursuant to the terms associated with the contemplated merger with Carpatsky. However, the conversion provisions of our Articles of Incorporation applicable to the Series B preferred stock provide for a conversion price based on a 25% discount to the reported sales price of the common stock immediately prior to conversion.
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

                                                         1998            1997            1996            Total
                                                         ----            ----            ----            -----
Monthly consulting fees                               $ 210,000      $ 210,000       $ 162,500      $   582,500
Reimbursement of out-of-pocket expenses                  37,123        167,236          94,700          299,059
Fees related to funds generated from private
      placements                                              -        320,933         163,000          483,933
Fees related to funds generated form warrant
      exercises                                          -             273,855           4,506          278,361
                                                    ------------    ----------    ------------     ------------
          Total                                       $ 247,123      $ 972,024       $ 424,706       $1,643,853
                                                      =========      =========       =========       ==========

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

3.1       Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

3.2       Certificate of Amendment to the Articles of Incorporation filed on
          June 23, 1993.

3.3       Certificate of Amendment to the Articles of Incorporation filed on
          June 29, 1993.

3.4       Plan of Recapitalization.

3.5       Certificate of Amendment to the Articles of Incorporation filed on
          July 5, 1994.

3.6       Certificate of Amendment to the Articles of Incorporation filed on
          December 19, 1994. Incorporated by reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

3.7       Certificate of Amendment to Article IV of the Articles of
          Incorporation as filed with the Nevada Secretary of State, increasing the authorized shares of common stock of Registrant to 40,000,000 shares, $0.10 par value. Incorporated by reference to Exhibit 3 of the
          Registrant's Current Report on Form 8-K dated June 11, 1997.

3.8       Certificate of Change in Number of Authorized Shares of Common Stock
          dated November 18, 1998. Incorporated by reference to Exhibit 3.8 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

3.9       Bylaws as amended and restated. Incorporated by reference to Exhibit
          3.9 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

4.1       Amendment to the Certificate of Designation of Series B 5% PIK
          Cumulative Convertible Preferred Stock.

10.1      1993 Stock Option Plan.

10.2      1994 Employee Stock Option Plan. Incorporated by reference to Exhibit
          10.4 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.3      Employment Agreement effective December 27, 1994 between Pease Oil and
          Gas Company and Patrick J. Duncan. Incorporated by reference to
          Exhibit 10.5 of the Registrant's Annual Report on Form 10-KSB for the
          fiscal year ended December 31, 1998.

10.4      Agreement between Beta Capital Group, Inc., and Pease Oil and Gas
          Company dated March 9, 1996.

10.5      Form of Warrants issued to Beta Capital Group, Inc.

10.6      1996 Stock Option Plan.

10.7      1997 Long Term Incentive Option Plan.

10.8      Preferred Stock Investment Agreement dated December 31, 1997.

10.9      Exploration Agreement dated 1/11/97 between Parallel Petroleum
          Corporation, Sue-Ann Production Company, TAC Resources, Inc., Allegro
          Investments, Inc., Beta Oil and Gas Company, Pease Oil and Gas
          Company, Meyer Financial Services, Inc., Four-Way Texas, LLC regarding the Ganado Prospect.

10.10     Retirement, Severance and Termination of Employment Agreement from
          James N. Burkhalter dated 1/1/98.

10.11     Severance and Termination of Employment Agreement effective December
          7, 1998 between Willard H. Pease, Jr. and Pease Oil and Gas Company.
          Incorporated by reference to Exhibit 10.27 of the Registrant's Annual
          Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.12     Confirmation of Employment Contract effective January 11, 1998 between
          Patrick J. Duncan and Pease Oil and Gas Company.

10.13     Engagement Letter of San Jacinto Securities, Inc. dated September 4,
          1998 with Pease Oil and Gas Company.

(b) Reports on Form 8-K: Pease filed the following reports on Form 8-K for the period October 1, 1999 through March 30, 2000:

         Item Reported          Date           Financial Statements
         -------------    ----------------     --------------------
    (1)      5,7          January 13, 2000     None - Not Applicable

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PEASE OIL AND GAS COMPANY

Date:      March 6, 2001                 By: /s/ Patrick J. Duncan
           -------------                    ----------------------------
                                            Patrick J. Duncan
                                            President, Chief Financial Officer
                                            And Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    March 6,  2001   By: /s/ Patrick J. Duncan
                              -------------------------------------------
                                  Patrick J. Duncan
                                  President, Chief Financial Officer

Date:    March 6,  2001   By: /s/ Steve A. Antry
                              ---------------------------------------------
                                  Steve A. Antry, Director

Date:    March 6,  2001   By: /s/ Stephen L. Fischer
                              ------------------------------------------
                                  Stephen L. Fischer, Director

Date:    March 6,  2001   By: /s/ Homer C. Osborne
                              ----------------------------------------
                                  Homer C. Osborne, Director

Date:    March 6,  2001   By: /s/ James C. Ruane
                              -----------------------------------------
                                  James C. Ruane, Director

Date:    March 6,  2001   By: /s/ Clemons F. Walker
                              ----------------------------------------
                                  Clemons F. Walker, Director

