Form 10KSB
period 2000-12-31
PEASE OIL & GAS CO /CO/
filed 2001-04-16
CIK 76878

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     The issuer's revenues for its most recent fiscal year were $3,585,245.

     As of March 30, 2001 the issuer had 1,924,398 shares of its $0.10 par value Common Stock issued and outstanding. Based upon the closing sale price of $1.94 per share on March 30, 2001, the aggregate market value of the common stock, the Registrant's only class of voting stock, held by non-affiliates was $3,279,000.

     Transitional Small Business Issuer Disclosure Format Yes __ No X




 -------------------------------------------------------------------------------

 -------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I                                                     PAGE
ITEM 1  BUSINESS                                             1
            History and Overview ........................    1
            Recent Developments .........................    1
            Business Strategy ...........................    1
            Operations ..................................    2
            Competition .................................    2
            Markets .....................................    2
            Regulations .................................    2
            Operational Hazards and Insurance ...........    4
            Business Risks ..............................    4
            Administration ..............................    9
ITEM 2  PROPE10IES
            Principal Oil and Gas Interests .............   10
            Gulf Coast Properties and Prospects .........   10
            Title to Properties .........................   11
            Estimated Proved Reserves ...................   11
            Net Quantities of Oil and Gas Produced ......   12
            Drilling Activity ...........................   13
ITEM 3  LEGAL13ROCEEDINGS
ITEM 4  SUBMI13ION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS .........................   14
                Stockholders ............................   14
                Dividends ...............................   14
                Recent Sales of Unregistered Securities .   14
ITEM 6  MANAG15ENT'S DISCUSSION AND ANALYSIS
            Liquidity and Capital Resources .............   15
            Results of Operations .......................   16
            Other Matters ...............................   20
ITEM 7  FINAN22AL STATEMENTS
ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE            40
PART III
ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT                               40
ITEM 10 EXECUTIVE COMPENSATION                              42
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                             43
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS      45
PART IV
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K                    46

                                     PART I

ITEM 1 - BUSINESS

HISTORY AND OVERVIEW

Pease Oil and Gas Company (the "Company") was incorporated in the state of Nevada on September 11, 1968 to engage in the oil and gas acquisition, development and production business. Prior to 1993, the Company conducted business primarily in Western Colorado and Eastern Utah. In August 1993, the Company commenced operating in the Denver-Julesburg Basin ("DJ Basin") of northeastern Colorado through an acquisition which substantially expanded the Company's operations. In the years following the acquisition, the Company invested several million dollars in an effort to exploit the assets acquired and experienced marginal success. The Company initiated efforts in 1996 and 1997 to expand its resource base through the acquisition and exploration of properties located in the Gulf Coast region of southern Louisiana and Texas. During 1998, the Company sold substantially all of its Rocky Mountain oil and gas assets for approximately $3.2 million and now maintains only non-operated interests in three core areas in southern Louisiana and Texas. These assets are discussed more thoroughly below under the caption "Properties and Prospects."

RECENT DEVELOPMENTS

Debt Restructuring

The Company  recently  restructured  $2.4  million,  or 86%, of its $2.8 million convertible debentures that were due April 15, 2001. Essentially, the restructured debt has been extended for two years in exchange for a lower conversion price and a higher interest rate. This restructuring, which is discussed in greater detail later in this report (see Footnote 2 of the financial statements beginning on page 30), has substantially improved the Company's working capital and will allow the Company to continue exploiting its prospect inventory in 2001 using its existing funds.

Termination of Carpatsky Merger and Restructuring of
  Death Spiral Preferred Stock

The  Company  previously  announced  that its  proposed  merger  with  Carpatsky
Petroleum, Inc. ("Carpatsky") had been terminated on November 7, 2000. Concurrently, the Company exchanged its outstanding Series B Convertible
Preferred Stock for a new Series C Preferred eliminating the Series B's hyper-dilutive "death spiral" conversion feature. These transactions, which are discussed in greater detail later in this report (see Footnotes 5 and 6 of the financial statements beginning on page 32), combined with the debt restructuring, has given the Company the opportunity to build upon its existing asset base and actively pursue future growth.

2000 Results

The Company has had its best year ever in 2000 with record net income of $1.2 million, or $.66 per share. Net cash provided by operating activities exceeded $2.28 million, representing a 300% increase from 1999. These unprecedented results reflect the restructuring of the convertible death spiral preferred stock, the success with the drilling program that offset declining production, and the higher commodity prices enjoyed in 2000.

BUSINESS STRATEGY

We participate as a minority, non-operating interest holder in oil and natural gas drilling projects with industry partners. Although we do not operate our properties or originate any exploration prospects, we actively participate in evaluating opportunities presented by our industry partners. Our current and future business strategy will focus on expanding our reserve base and future cash flows by continuing to develop the reserves within our proven properties, exploiting select exploration opportunities and pursuing growth through acquisitions of companies or properties that have proved reserves with developmental potential. For the foreseeable future, our developmental activities, exploration efforts and resources will be focused on our three core areas in the Gulf Coast, which are:

     1. The East Bayou Sorrel Field in Iberville Parish, Louisiana, operated by National Energy Group, Inc.;

     2. The Maurice Field in Vermillion Parish, Louisiana, operated by Amerada Hess Corporation; and

     3. The Formosa, Texana and Ganado 3-D seismic exploration prospects, encompassing 130,000 acres in and around Jackson County, Texas, operated by Parallel Petroleum Corporation.

OPERATIONS

As of December 31, 2000, we had varying ownership interests in 12 gross (1.55 net) non-operated wells located in Southern Louisiana and Texas.

The following table presents oil and gas reserve information within our major operating areas (onshore Louisiana and Texas) as of December 31, 2000:

                            Net Proved Reserves
     ------------------------------------------------------------------
       Bbls                Mcf             Mcfe (1:6)         BOE (6:1)
     -------            ---------          ---------          --------
     377,000            1,498,000          3,760,000           627,000

COMPETITION

The oil and gas industry is highly competitive in many respects, including identification of attractive oil and gas properties for acquisition, drilling and development, securing financing for such activities and obtaining the necessary equipment and personnel to conduct such operations and activities. We compete with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources and with more experience. Many other oil and gas companies in the industry have financial resources, personnel, and facilities substantially greater than ours. There can be no assurance that we will be able to compete effectively with these other entities.

MARKETS

Overview - The three principal products which we currently produce and market (through our operating partners) are crude oil, natural gas and natural gas liquids. We do not currently use commodity futures contracts and price swaps in sales or marketing of natural gas and crude oil.

Crude Oil - Oil produced from our properties is generally transported by truck, barge or pipeline to unaffiliated third-party purchasers at the prevailing field price. Currently, the primary purchaser of our proportionate share of crude oil is Plains Marketing, L.P. which bought over 80% of our crude oil production in 2000. The contracts are month-to-month and subject to change. The market for our crude oil is competitive and therefore we do not believe that the loss of one of our primary purchasers would have a material adverse effect on our business because other arrangements could be made to market our crude oil products. We do not anticipate problems in selling future oil production because purchases are made based on current market conditions and pricing. Oil prices are subject to volatility due to several factors beyond our control including: political turmoil; domestic and foreign production levels; OPEC's ability to adhere to production quotas; and possible governmental control or regulation.

Natural Gas - We sell, through our operating partners, our natural gas production at the wellhead to various pipeline purchasers or natural gas marketing companies. Our third party operators distribute the corresponding revenues once the funds are received from the purchaser. The wellhead contracts have various terms and conditions, including contract duration. Under each wellhead contract, the purchaser is generally responsible for gathering, transporting, processing and selling the natural gas and natural gas liquids and we receive a net price at the wellhead.

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

Commencing in the mid -1980s and continuing until the present, the FERC promulgated several orders designed to correct market distortions and to make gas markets more flexible and competitive. These orders have had a profound influence on natural gas markets in the United States and have, among other things, increased the importance of interstate gas transportation and encouraged development of a large spot market for gas.

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

State and Local Regulation of Drilling and Production - State regulatory authorities have established rules and regulations requiring permits for drilling, bonds for drilling, reclamation and plugging operations, limitations on spacing and pooling of wells, and reports concerning operations, among other matters. The states in which we have oil and gas interests also have statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties. In addition, a few states also prorate production to the market demand for oil and gas or establish maximum rates of production from certain oil and gas wells. Although none of our wells currently exceed any mandated production limits, these statutes and regulations may limit the rate at which oil and gas could otherwise be produced or the prices obtained from our properties.

Also in recent years, political pressure has increased in states where the Company has been active to mandate compensation to surface owners for the effects of oil and gas operations and to increase regulation of the oil and gas industry at the local government level. In general, such local regulation is aimed at increasing the involvement of local governments in the permitting of oil and gas operations, requiring additional restrictions or conditions on the conduct of operations to reduce the impact on the surrounding community and increasing financial assurance requirements. Accordingly, such regulation has the potential to delay, increase the cost, or even prohibit entirely, future drilling activities.

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

We maintain insurance of various types to cover our operations. Our insurance does not cover every potential risk associated with the drilling and production of oil and gas. In particular, coverage is not available for certain types of environmental hazards. The occurrence of a significant uninsured event could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at reasonable rates.

BUSINESS RISKS

The Company is subject to a number of risks which should be considered by our stockholders and others who may read this report, including the following risk factors, as well as the other information we have included or referenced.

The Company has historically suffered operating losses for most, if not all, of the years it has been in existence and it continues to have an accumulated deficit at December 31, 2000.

     2000 was the first year ever that the Company had generated any significant net income or any significant operating cash flows. Prior to that, the Company had suffered recurring, and sometimes significant, operating losses. Operating losses for 1998 and 1999 are as follows:

     o $10.4 million for the year ended December 31, 1998; and o $151,000 for the year ended December 31, 1999.

     At December 31, 2000 we had an accumulated deficit of approximately $32 million.

     Although the Company generated an unprecedented operating profit in 2000, we are unable to give any assurances that we will continue to operate profitably in the future.

We may require additional financing. The terms may be unfavorable to present shareholders. Failure to receive financing will jeopardize the chances for future success.

     We will be required to make substantial capital expenditures to develop our existing reserves and to discover new oil and gas reserves. Currently, the only known source of capital the Company has to fund its anticipated oil and gas exploration and development activities is through our existing working capital and our future operating cash flows. Historically, we have financed these expenditures primarily with proceeds from the sale of debt and equity securities and with cash from operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity, Capital Expenditures and Capital Resources" elsewhere in this report for a discussion of the Company's anticipated capital budget. We cannot assure you that we will be able to raise capital in the future. If we cannot obtain sufficient additional capital resources if and when it is needed, our operations and financial condition will be adversely affected.

We will be subject to the risk of volatile oil and natural gas prices.

     Our success is highly dependent on prices for oil and gas, which are extremely volatile. Although the prices received in 2000, and those currently expected to be received in 2001 appear favorable, any decline in the price of oil or natural gas would have a material adverse affect on our business. It is important to recegnize that oil and gas markets are both seasonal and cyclical. Prices of oil and gas affect the following aspects of our business:

     o       our revenues, cash flows and earnings;
     o our ability to attract capital to finance our operations and the cost of the capital;
     o       the value of our oil and gas properties; and
     o the profit or loss we incur in exploring for, developing and eploiting our reserves.

     Various factors beyond our control will affect the prices of oil and natural gas, including:

     o       the worldwide and domestic supplies of oil and natural gas;
     o the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain
     o political instability or armed conflict in oil or natural gas producing regions;
     o       the  price  and level of  foreign  imports;
     o the state of the national and international economy and the level of consumer demand;
     o       the price, availability and acceptance of alternative fuels;
     o       the availability of pipeline  capacity;
     o       weather  conditions;  and
     o       domestic  and foreign government regulations and taxes.

We will not control our oil and gas properties; therefore, we will continue to be dependent upon the various operators of our properties.

     The Company is not presently the operator of any of its oil or natural gas properties and prospects and these arrangements are expected to continue, at least for the foreseeable future. Thus, we will be unable to control material aspects of commercialization of our principal assets and we will be dependent upon the expertise, diligence and financial condition of the operators of those properties.

We will experience drilling and operating risks.

     Oil and natural gas drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. We can make no assurance that wells in which we will have an interest will be productive or that we will recover all or any portion of our drilling or other exploratory costs. Drilling for oil or natural gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenue to return a profit after drilling, operating and other costs. The costs of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including by way of illustration, the following circumstances:

     o         economic conditions;
     o         title problems;
     o         compliance with governmental requirements;
     o         weather conditions; and
     o         shortages and delays in labor, equipment, services and/
                 or supplies.

     Some or all of our future drilling activities may not be successful and, if unsuccessful, failure of a single or a few wells may have a material adverse effect on our future results of operations and ability to participate in other projects.

     Our operations are also subject to hazards and risks inherent in drilling for and producing and transporting of oil and natural gas, including, by way of illustration, such hazards as:

 o fires;                     o natural disasters;
 o explosions                 o encountering formations with abnormal pressures;
 o blowouts;                  o cratering;
 o pipeline ruptures;         o spills;
 o power shortages; and       o equipment  failures.

     Any of these types of hazards and risks can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damages to property. As protection against such operating hazards, we intend to maintain insurance coverage against some, but not all of these potential risks. We also may elect to self insure in circumstances in which we believe that the cost of insurance, although available, is excessive relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by third party insurance could have a material adverse effect on our business, financial condition and results of operations.

We must continue to comply with significant amounts of governmental regulation.

     Domestic oil and natural gas operations are subject to extensive federal, state and local laws and regulations relating to the exploration for, and development, production and transportation of, oil and natural gas. This includes safety matters which may change from time to time in response to economic conditions. Matters subject to regulation by domestic federal, state and local authorities include:

 o  permits for  drilling  operations;       o  environmental  protection;
 o  road and pipeline  construction;         o  worker  safety  regulations;
 o  reports  concerning operations;          o  customs  regulations;
 o  spacing  of  wells;                      o  taxation.
 o  unitization and pooling of properties;   o  production  rates; and
 o  construction of processing facilities.

     We can give no assurance that delays will not be encountered in complying with such requirements or that such regulations will not require us to alter our drilling and development plans. Any delays in obtaining approvals or material alterations to our drilling and development plans could have a material adverse effect on our operations. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas below actual production capacity in order to conserve supplies of oil and natural gas. We believe that we are and will continue to be in substantial compliance with all applicable laws and regulations. We are unable to predict the ultimate cost of compliance with changes in these requirements or their effect on our operations. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and future results of operations.

We must comply with environmental regulations.

     Our producing properties and exploratory prospects are subject to the compliance of complex and ever changing environmental laws and regulations adopted by government authorities. The implementation of new, or the modification of existing laws and regulations could have a material adverse effect on properties in which we may have an interest. Discharge of oil, natural gas or other pollutants in the air, soil or water may give rise to significant liabilities to governmental bodies and third parties and may require us to incur substantial costs of remediation. We may be required to agree to indemnify sellers of properties we purchase against certain liabilities for environmental claims associated with those properties. We can give no assurance that existing environmental laws or regulations, as currently interpreted, or as they may be reinterpreted in the future, or future laws or regulations will not materially adversely affect our results of operations and financial conditions.

We must develop additional reserves to replace reserves depleted by production.

     Our future success will depend upon our ability to develop our proved non-producing and undeveloped oil and natural gas reserves in the Gulf Coast area and to find or acquire additional oil and natural gas reserves which are economically recoverable. Once production is established, proved reserves will decline as they are depleted by production. We must continue exploratory drilling or otherwise acquire proved reserves to continue to increase our reserves and our production. Our strategic plan includes increasing our reserve base through exploratory drilling, development and exploitation of our existing properties and acquiring other exploratory or producing properties if we have sufficient capital resources and the acquisition meets certain projected financial guidelines. We can give no assurance that our planned drilling, development and exploitation projects will result in significant additional reserves or that we will have success drilling productive wells with reserves that produce revenues exceeding finding, development and production costs.

There is a risk that our estimates of proved reserves and future net revenue are inaccurate.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve data included in this report represent only estimates. In addition, the historical and projected estimates of future net revenue from proved reserves and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may prove to be incorrect over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the discounted present value thereof for our crude oil and natural gas properties described in this report are based on the assumptions that such properties will be developed in accordance with their proposed development programs and that future crude oil prices will remain the same as crude oil and natural gas prices at December 31, 2000, with respect to production attributable to our interests in our respective properties.

     In addition, you should not construe the estimated present value of future cash flow as the current market value of the estimated oil and natural gas reserves attributable to our properties. We have based the estimated discounted future net cash flows from proved reserves included in this report based on prices and costs as of December 31, 2000, in accordance with applicable regulations set forth by the SEC. It should be noted that the actual future prices and costs may be materially higher or lower and that many factors will affect actual future net cash flows, including:

  o   the amount and timing of actual production,
  o   supply and demand for oil and natural gas,
  o   curtailments  or increases in consumption by natural gas  purchasers, and
  o   changes in governmental regulations or taxation.

     The timing of the production of oil and natural gas from properties and of the related expenses, affect the timing of actual future net cash flows from proved reserves and thus, their actual present value. In addition, the 10% discount factor, which we are required to use to calculate present value for reporting purposes, is not necessarily the most appropriate discount factor, given actual interest rates at any given time and/or the risks to which the oil and natural gas industry in general are subject.

We will face substantial competition.

     We will be competing with both major and independent oil and natural gas and other companies, nearly all of which will have substantially larger financial resources, operations, staffs and facilities. We will continue to face intense competition from both major and independent oil and natural gas companies when we seek to acquire desirable properties and to market our production. These competitors have financial and other resources substantially in excess of those which will be available to us. Accordingly, our competition could have a material adverse affect on our business.

Acquiring interests in other properties involves substantial risks.

     We intend to evaluate and acquire interests in both proved oil and natural gas properties and exploratory acreage. To acquire producing properties or undeveloped exploratory acreage will require an assessment of a number of factors including:

o the potential value of the proved oil or gas properties and the likelihood of future production;
o   potentially recoverable reserves;
o   estimated operating costs;
o potential environmental and other liabilities; and o potential drilling and production difficulties.

     Such assessments will necessarily be inexact and uncertain. Our review of assets to be acquired may not reveal all existing or potential problems and the assumptions used in any acquistion may ultimately prove to be inaccurate. Therefore, any unsuccessful acquisition could have a material adverse effect on the Company's financial condition.

Our corporate charter includes anti-takeover provisions.

     Our Board of Directors may issue up to 505,497 shares of unissued preferred stock without shareholder approval and may set the rights, preferences and other designations, including voting rights, of those shares as the Board of Directors may determine. In addition, our articles of incorporation provide for a classified Board of Directors. Directors serve staggered three-year terms and may only be removed for cause. These provisions may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock. We have no plans, arrangements, commitments or understandings relating to potential future issuances of preferred stock. We will not be subject to provisions of the Nevada General Corporation Law that would make some business combinations more difficult. See "Description of Capital Stock--Anti-Takeover Statutes".

Our corporate charter limits director liability.

     Our articles of incorporation provide, as permitted by Nevada law, that our directors shall not be personally liable to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on behalf of the Company against directors. In addition, the articles of incorporation and our bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Nevada law.

It is unlikely we will pay dividends on common stock.

     The Company has never declared or paid cash dividends on common stock and we do not anticipate that we will pay dividends in the foreseeable future. We anticipate that future earnings, if any, will be retained for development of our business.

     The market price for our common stock is likely to be volatile and the market for our common stock may not be liquid.

     If our operating results should be below the expectations of investors or analysts in one or more future periods, it is likely that the price of the common stock would be materially adversely effected. In addition, the stock market  has  experienced  significant  price and volume  fluctuations  that have affected market prices of equity securities of many energy companies, particularly emerging and new companies. General market fluctuations may also adversely affect the market price of our common stock.

     The market price of our common stock could be adversely affected by sales of substantial amounts of common stock in the public market or the perception that such sales could occur.

     Trading in our common stock is sporadic and relatively infrequent. The sale of a material number of our shares of common stock in the public market or the perception that such sales could occur could have a material adverse effect on the trading price of our common stock.


ADMINISTRATION

Office Facilities - We currently rent approximately 3,400 square feet on a month-to-month basis in an office facility in Grand Junction, Colorado. The rental rate is $2,400 per month.

Employees - As of December 31, 2000, we had three full-time and one part-time employees. None are covered by a collective bargaining agreement. We consider that our relations with our employees is satisfactory.

ITEM 2 - PROPERTIES

PRINCIPAL OIL AND GAS INTERESTS

Developed Acreage - Our producing properties as of December 31, 2000 are located in the following areas shown in the table below:

                                        OIL               GAS
                                 ----------------   ---------------
                                  Gross     Net(2)   Gross    Net(2) Developed Acreage
     Fields            State     Wells(1)   Wells   Wells(1)  Wells   Gross     Net(2)
------------------    -------    --------   -----   -------   -----  -------    ------
East Bayou Sorrel    Louisiana      3        .48       -         -     368        59
South Lake Arthur    Louisiana      -          -       1       .20     349        73
Maurice              Louisiana      -          -       1       .08     196        16
Austin Bayou         Texas          -          -       1       .02      88         2
Ganado               Texas          -          -       3       .38     439        55
Texana               Texas          -          -       1       .13     174        22
Formosa              Texas          -          -       2       .26     295        37
                                  ----      -----     --      -----  ------     -----
     Grand Total                    3        .48       9      1.07   1,909       264
                                  ====      =====     ==      =====  ======     =====

Footnotes

     (1) Wells which produce both gas and oil in commercial quantities are classified as "oil" wells for disclosure purposes.
     (2) "Net" wells and "net" acres refer to our fractional working interests multiplied by the number of wells or number of acres.

Substantially all of our producing oil and gas properties are located on leases held by us for as long as production is maintained.

Undeveloped Acreage - Our gross and net working interests on undeveloped acreage as of December 31, 2000 is as follows:

                        Undeveloped Acreage       Expiration of Net Acreage(1)
                     --------------------------   ----------------------------
Prospect Description  State      Gross     Net      2001      2002       2003
-------------------- ---------   ------   -----   -------    -------    ------
East Bayou Sorrel    Louisiana      90      14        14          -          -
Maurice              Louisiana     495      42        22          5         15
Formosa              Texas       9,028   1,129       769        180        180
Texana               Texas       7,970     996         -        218        778
                                ------   -----    ------     ------     ------
    Totals                      17,583   2,181       805        403        973
                                ======   =====    ======     ======     ======


     (1) Substantially all of these leases had original terms of 2 or 3 years. The table illustrates the year the net acres will expire unless production has been obtained.

GULF COAST PROPERTIES AND PROSPECTS

Overview - The U.S. Gulf Coast, although it has been actively explored, remains a prolific area with excellent upside potential for exploration due to modern proprietary 3-D seismic surveys. We believe that utilizing the advanced technology of 3-D seismic modeling reduces the inherent risk associated with oil and gas exploration activities and therefore will enhance our ultimate success rate. The use of the 3-D seismic survey fundamentally changes the risk profile of oil and gas exploration by decreasing drilling risks, lowering finding costs and locating reserves not detectable by using traditional methods. The three significant areas where the Company currently participates as a non-operating, minority interest partner utilizing 3-D technology are described below.

East Bayou Sorrel - During 1997, the Company acquired a working interest and an after prospect payout ("APPO") leasehold interest in the 1996 discovery of a new oil and gas field, East Bayou Sorrel Field located in Iberville Parish, Louisiana. The production from the three producing wells in this field represented approximately 72% of the Company's production (on a BOE basis) in 2000. The production is being drawn from the CIB Haz 2 and CIB Haz 3 sand formations. The prospect "paid out" effective November 15, 1999 and our working interest increased from 8.9% to 15.6% as a result of owning the APPO.

Maurice Field - In 1997, the Company joined Amerada Hess Corporation to drill a discovery well at Maurice Field, Vermilion Parish, Louisiana. Since then, two additional discovery wells have been drilled, however, one of these was lost in late 1999 due to downhole mechanical problems. Based on additional interpretation of a 3-D seismic survey, another well commenced drilling operations in October 2000. In February 2001, this exploratory well was completed in the Bol Mex III sand at a measured depth of 16,370'. However, the initial completion failed to procure a satisfactory cement job at the bottom hole location, and water located below the productive zone was entering the well bore. A workover rig was engaged in April 2001 and recompletion efforts to isolate the water from the production zone are underway as of the date of this report. Based on the results of this well, others may be drilled to fully develop the field. Production from this field represented approximately 13% of the Company's production (on a BOE basis ) in 2000 and is being drawn from the Bol Mex III, Marg Tex and Camerina sand formations. Our working interests in this field range from 6.9% to 9.5%.

Formosa, Texana and Ganado Prospects - During 1997, the Company secured a 12.5% working interest in three on-shore upper Gulf Coast 3-D seismic survey projects located in and around Jackson County, Texas. The 3-D surveys cover over 200 square miles (approximately 130,000 acres). The subject lands for these prospect areas lie in close proximity to some prolific productive oil and gas fields which produce from the Frio/Yegua/Wilcox sand intervals. Parallel Petroleum Corporation, headquartered in Midland Texas, operates our interests in the Jackson County properties. Using the 3-D data set, Parallel has generated a multi-year prospect inventory ranging from lower risk/moderate impact prospects to higher risk/higher impact prospects. With the cost of seismic acquisition paid for, most of our future capital expenditure funds can be allocated to data interpretation, drilling and completion activities and leasehold acquisitions. Most of our exploration activities will be focused on this area, at least for the foreseeable future.

TITLE TO PROPERTIES

Only a limited perfunctory title examination is conducted at the time we acquire interests in oil and gas leases. This practice is customary in the oil and gas industry. Prior to the commencement of drilling operations, a thorough title examination is conducted. We believe that title to our properties is good and defensible in accordance with standards generally accepted in the oil and gas industry. We also believe that any title exceptions are not so material as to detract substantially from the property economics. In addition, some prospects may be burdened by customary royalty interests, liens incident to oil and gas operations and liens for taxes and other governmental charges as well as encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with our use of the properties.

ESTIMATED PROVED RESERVES

Our oil and gas reserve and reserve value information is included in footnote 12 of the consolidated financial statements, titled "Oil and Gas Producing Activities." This information is prepared pursuant to Statement of Financial Accounting Standards No. 69, which includes the estimated net quantities of our "proved" oil and gas reserves and the standardized measure of discounted future net cash flows. The estimated proved reserves information is based upon an engineering evaluation by Netherland, Sewell & Associates, Inc. The estimated proved reserves represent forward-looking statements and should be read in connection with the disclosure on forward-looking statements set forth elsewhere in this report.

All of our oil and gas reserves are located in the Continental United States. The table below sets forth our estimated quantities of proved reserves, and the present value of estimated future net revenues discounted by 10% per year using prices we were receiving at the end of each of the two fiscal years ending 1999 and 2000 on a non-escalated basis.

                                                   Year Ended December 31,
                                                     2000          1999
                                                  -----------   -----------
Estimated Proved Oil Reserves (bbls)                  377,000       334,000
Estimated Proved Gas Reserves (Mcf)                 1,498,000     1,359,000
Estimated Future Net Revenues                     $20,429,000   $ 8,157,000
Present Value of Estimated Future Net Revenues    $15,131,000   $ 6,270,000
Prices used to determined reserves:
   Oil (per Bbl)                                  $     25.81   $     24.91
   Gas (per Mcf)                                  $     10.15   $      2.77

The Company believes that no major discovery or other favorable or adverse event has occurred since December 31, 2000, which would cause a significant change in the estimated proved reserves reported herein. The estimates above are based on year-end pricing in accordance with the SEC guidelines and do not reflect current prices. Since January 1, 2001, no oil or gas reserve information has been filed with or included in any report to any U.S. authority or agency other than the SEC and the Energy Information Administration (EIA). The basis of reporting reserves to the EIA for the company's reserves is identical to that set forth in the foregoing table.

As of April 13, 2001, the Company was participating in the drilling of two exploratory wells (owning a 12.5% working interest) in Jackson County, Texas, and the recompletion of one exploratory well (owning a 9.5% working interest) in Vermillion Parish, Louisiana.

NET QUANTITIES OF OIL AND GAS PRODUCED

Our net oil and gas production for each of the last two years (all of which was from properties located in the United States) was as follows:

                        Year Ended December 31,
                        2000              1999
                       ------            ------
Oil (bbls)             80,000            74,000
Gas (Mcf)             274,000           337,000

The average sales price per barrel of oil and Mcf of gas, and average production costs per barrel of oil equivalent ("BOE") excluding depreciation, depletion and amortization were as follows:

                  Average Sales Productions       Average
Year Ended     -------------------------------   Production
December 31    Oil (Bbls)   Gas (Mcf)  Per BOE  Cost Per BOE
-----------    ----------   ---------  -------  ------------
   2000        $   29.12    $   4.59   $ 28.55    $   4.50
   1999        $   17.80    $   2.46   $ 16.48    $   3.11

DRILLING ACTIVITY

The following table summarizes our oil and gas drilling activities that were completed during the last two fiscal years, all of which were located in the continental United States:

                         2000               1999
                     ------------       ------------
   Wells Drilled     Gross    Net       Gross    Net
-------------------  -----   ----       -----    ---
Exploratory
     Oil               -        -         -        -
     Gas               5     .633         3      .27
     Non-Productive    2     .254         4      .50
                      --     ----        --      ---
          Total        7     .887         7      .77
                      ==     ====        ==      ===
Development
     Oil               -        -         -        -
     Gas               -        -         -        -
     Non-Productive    -        -         -        -
                      --     ----        --      ---
          Total        -        -         -        -
                      ==     ====        ==      ===

ITEM 3 - LEGAL PROCEEDINGS

We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation of our business. At December 31, 2000 and as of the date of this report, we were not involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our Security holders during the fourth quarter ended December 31, 2000.

                                     Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board market under the symbol "WPOG." Until January 14, 1999, the Company common stock was traded in the Nasdaq Small Cap Market. The following table sets forth the high and low reported closing prices per share of the Company's common stock for the quarterly periods indicated, which correspond to the fiscal quarters for financial reporting purposes.

                                         Common Stock
                                     -------------------
                                     High            Low
1999:                                ----           ----
    First quarter                    1.00           0.41
    Second quarter                   0.70           0.41
    Third quarter                    0.63           0.44
    Fourth quarter                   0.45           0.25
2000:
    First quarter                    0.75           0.28
    Second quarter                   0.44           0.17
    Third quarter                    0.63           0.16
    Fourth quarter                   0.88           0.38

Stockholders - As of January 1, 2001, we had at least 1,274 round-lot registered holders of our common stock and 10 holders of our Series C Preferred stock.

Dividends - We have not paid cash dividends on our common stock in the past and do not anticipate doing so in the foreseeable future.

Under our Articles of Incorporation, as amended ("Articles"), the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the Company's Preferred Stock, when and if issued. Such rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock. The Board previously designated Series A Cumulative Convertible Preferred Stock and Series B 5% PIK Cumulative Preferred Stock, none of which is outstanding and all of which has been retired.

Recent Sales of Unregistered Securities - The Company issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"), during the quarter ended December 31, 2000 and through the date of this report.

1. Effective November 8, 2000, we issued 99,503 shares of Series C Redeemable Cumulative Preferred Stock to six entities. Effective the same date, we also issued stock purchase warrants to 10 entities, including six to which we issued Series C Preferred stock. The warrants entitle the holders to purchase up to 1,763,800 shares of our common stock at $0.50 per share at any time through December 31, 2003. We issued the Series C Preferred, the warrants and $210,833 to the 10 entities in exchange for all outstanding 105,828 shares or our Series B 5% PIK Convertible Preferred Stock which was held by the 10 entities. We canceled the Series B preferred Stock after the exchange. We relied on exemptions from registration included in Sections 3(a)(9) and 4(2) of the Securities Act of 1933 in issuing the securities. Each entity took the securities for investment and the certificates representing the securities bear restrictive legends preventing their transfer except in compliance with the Securities Act.

2. On November 2, 2000, we issued a total of 150,000 shares to our President and CFO as additional compensation. For financial statement reporting purposes, the issuance was recorded at $60,938 (or $.40625 per share) representing the market value of our common stock on the date of grant. The certificates representing the shares bear a restrictive legend prohibiting transfer except in compliance of the Securities Act.

3. Effective December 22, 2000, we issued a total of 34,500 shares to five of our directors as compensation in lieu of cash. The services were provided between September 1, 1999 and December 31, 2000. For financial statement reporting purposes, the issuance was recorded at $21,563 (or $.625 per share) representing the average market value of our common stock on the date the shares were issued. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration.

4. Also on December 22, 2000, we issued a total of 8,500 shares to our three employees for bonuses in lieu of cash. For financial statement reporting purposes, the issuance was recorded at $5,313 (or .625 per share) representing the market value of our common stock on the date of grant. The Certificates representing the shares issued upon conversion bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration.

In connection with the issuance of the securities described in 2 through 4 above, we relied upon Section 4(2) of the Securities Act in claiming exemption for the registration requirement of the Securities Act. All of the persons to whom the securities were issued had full information concerning the business and affairs of the Company and acquired the shares for investment purposes. Certificates representing the securities issued bear restrictive legends and stop transfer instructions have been entered prohibiting transfer of the securities except in compliance with applicable securities law.

In April 2001, we restructured $2.4 million of our outstanding convertible debentures, which among other things, reduced the conversion price from $30.00 to $1.75. Accordingly, the restructured debentures are convertible into approximately 1.4 million shares of our common stock. Our Articles of Incorporation authorized a total of up to 4.0 million shares of common stock, of which 1.9 million were issued and outstanding on March 30, 2001, and the remaining 2.1 million authorized shares have been reserved for warrants that were issued prior to the debenture restructuring. Accordingly, we are obligated to take appropriate action and seek stockholder approval to increase the number of authorized common stock at the next annual meeting of stockholders so the debenture holders will have the option to convert their securities into common stock sometime in the future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, our cash balance was $1,407,769 with a positive working capital position of $1,380,134, compared to a cash balance of $724,354 and a positive working capital position of $922,105 of December 31, 1999. The change in our cash balance is summarized as follows:

Cash balance at December 31, 1999                                  $    724,354
Sources of Cash:
     Cash provided by operating activities                            2,284,269
     Proceeds from the redemption of certificate of deposit              15,000
                                                                    -----------
          Total sources of cash                                       2,299,269
                                                                    -----------
Uses of Cash:
     Capital expenditures for oil and gas activities                 (1,398,485)
    Purchase and retirement of Series B Preferred Stock                (210,833)
     Repayment of long term debt                                         (6,122)
     Other capital expenditures                                            (414)
                                                                    -----------
          Total uses of cash                                         (1,615,854)
                                                                    -----------
Cash balance at December 31, 2000                                   $ 1,407,769
                                                                    ===========

The Company generated approximately $2.2 million in cash from operating activities during 2000 principally due to the increased oil and gas prices enjoyed during the year. As discussed more thoroughly later in the Results of Operations section under the caption "Oil and Gas", the average prices received by the Company in 2000 were $29.12 per bbl of oil and $4.59 per Mcf of gas. In addition, the overall financial condition of the Company was significantly improved with the following events:

1) the termination fees of $242,411 that have been received, or are anticipated to be received, as a result of the abandoned merger with Carpatsky (this is more thoroughly discussed later in the Results of Operations section under the caption "Abandoned Merger Settlement");

2) the restructuring of the Series B Preferred Stock in November 2000 which, among other things, ultimately relieved the Company from paying $376,196 of dividends (this restructuring is discussed more detail in Footnote 6 of the financial statements); and

3) the Company recently restructured $2.4 million, or 86%, of its $2.8 million convertible debentures that were due on April 15, 2001. Essentially, the restructured debt has been extended for two years in exchange for a lower conversion price and a higher interest rate (this restructuring is discussed more thoroughly in Footnote 2 of the financial statements).

The costs incurred in 2000 for oil and gas activities are summarized as follows (the difference between the total incurred, as illustrated in the following table, and the total amount cash used in 2000, relates to the net increase in the accounts payable for these activities between December 31, 1999 and December 31, 2000).

                                          Program Operator
                                   -------------------------------  Internal
Category:                            NEG      Parallel      AHC      Costs        Total      %
                                   -------    --------   ---------  --------   ----------  -----
Acquisition of Unproved Properties $     -    $398,855   $ 32,248   $      -   $  431,103    27%
Exploration costs                        -     523,055    172,018     15,927      711,000    45%
Development and workovers           72,928           -     86,561          -      159,489    10%
Capitalized interest                     -           -          -    278,250      278,250    18%
                                   -------    --------   --------   --------    ---------  -----
          Total                    $72,928    $921,910   $290,827   $294,177   $1,579,842   100%
                                   =======    ========   ========   ========   ==========  =====
          Percent                       5%         58%        18%        19%         100%

Our current oil and gas assets and prospect areas are summarized as follows:

     1. The East Bayou Sorrel Area in Iberville Parish, Louisiana, operated by National Energy Group, Inc. ("NEG");

     2. The Maurice Prospect in Fayetteville Parish, Louisiana, operated by Amerada Hess Corporation ("AHC"); and

     3. The Formosa, Texas and Ganado 3-D prospects encompassing 130,000 acres in and around Jackson County, Texas, operated by Parallel Petroleum Corporation ("Parallel").

Although we are non-operator in all of these areas, and therefore do not control the timing of any development or exploration activities, we currently expect the expenditures that will be proposed for these areas by the respective operators through the first quarter of 2002 to be within the following ranges:


                                                               Estimated Investment
                                                             ------------------------
                                                             Low End         High End
        Area                        Operator
--------------------------    ---------------------------  ----------       ----------
Formosa, Texana and Ganado    Parallel Petroleum, Corp.
                              ("Parallel")                 $1,649,000       $2,595,000
East Bayou Sorrel             National Energy Group, Inc.
                              ("NEG")                         305,000          681,000
Maurice Prospect              Amerada Hess Corporation
                              ("AHC")                         246,000          324,000
                                                           ----------     ------------
          Total                                            $2,200,000       $3,600,000
                                                           ==========       ==========

Currently, the only source of capital the Company has to fund its anticipated oil and gas exploration and development activities, is through our existing working capital and our future operating cash flows. Accordingly, given the range of potential capital requirements that may be proposed through the first quarter of 2002, our capital resources may not be sufficient to fund all of the proposed activities. Should this be the case we may: a) seek additional financing, the source or terms which is currently unknown; or b) elect other alternatives including: the sale of existing assets, farming out of specific projects to another party, establishing a joint venture for a particular project, or opting out of a proposed operation or activity.

RESULTS OF OPERATIONS

Overview
Our largest source of operating revenue is from the sale of produced oil, natural gas, and natural gas liquids. Therefore, the level of our revenues and earnings are effected by prices at which natural gas, oil and natural gas liquids are sold. Therefore, our operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in price and production levels.

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                      2000            1999
                                                   -----------     -----------
Production:
     Oil (bbls)                                         79,937          73,947
     Gas (Mcf)                                         273,940         336,761
     BOE (6:1)                                         125,594         130,074
Average Collected Price:
     Oil (per bbl)                                 $     29.12     $     17.80
     Gas (per mcf)                                 $      4.59     $      2.46
     Per BOE (6:1)                                 $     28.55     $     16.48
Operating Margins:
     Revenue
          Oil                                      $ 2,327,450     $ 1,316,142
          Gas                                        1,257,795         827,915
                                                   -----------     -----------
               Total Revenue                         3,585,245       2,144,057
     Costs
          Lifting Costs                               (299,434)       (196,283)
          Production taxes                            (266,007)       (208,614)
                                                   -----------     -----------
               Total Costs                            (565,441)       (404,897)
                                                   -----------     -----------
     Operating Margin                              $ 3,019,804     $ 1,739,160
                                                   ===========     ===========
     Operating Margin Percent                              84%             81%
Production Costs per BOE before DD&A               $      4.50     $      3.11
Change in Revenue Attributable to:
     Production                                    $   (48,181)
     Price                                           1,489,369
                                                   -----------
          Total Increase in Revenue                $ 1,441,188
                                                   ===========

Discoveries in 2000

   During 2000, we participated in the drilling of six exploratory wells located in Jackson County, Texas, within the prospect areas operated by Parallel. Of these six wells, four were productive and two were dry. Three of the discovery wells commenced production in September 2000 and the fourth discovery well was not completed until November 2000. The production from these wells consists principally of natural gas and represented approximately 10% of the Company's total production in 2000 (on an equivalent units of production basis) and approximately 22% of the Company's total gas production in 2000. As previously stated, most of our exploration activities for the foreseeable future will focus on the Jackson County area.

Comparison of Oil and Gas Production between 2000 and 1999:

   Oil - The 5,990 bbl increase in oil production for the year ended December 31, 2000, when compared to the same period in 1999, is primarily attributable to increased production realized by the Company from the wells located in the East Bayou Sorrel field, operated by NEG. The increase in production realized by the Company, is not attributable to an overall increase in the 8/8's production from the wells, but rather an increased interest in the respective wells. On November 15, 1999, the prospect "paid out" and pursuant to the terms of our after prospect payout agreement, our working interest in these wells increased from 8.9% to 15.6% giving us more of the overall 8/8's production subsequent to that date.

   Gas - The 62,821 Mcf decrease in gas production for the year ended December 31, 2000 when compared to the same period in 1999, is primarily attributable to the Maurice field operations, where: a) we have experienced the natural decline of production inherent in oil and gas operations; and b) the loss of one well in August 1999 due to down-hole mechanical problems. Specifically, the total decrease in our Maurice field gas production in 2000, when compared to 1999, was over 115,740 Mcf. This decrease was partially offset from the new production from the discovery wells in Jackson County, Texas, which collectively, produced over 58,747 Mcf.

Comparison of Oil and Gas Revenue between 2000 and 1999:

   Oil and gas revenue for the year ended December 31, 2000 increased over $1.4 million, when compared to the same period in 1999. This increase in revenue is substantially attributed to the significantly higher prices received for the oil and gas in 2000. We received an average $29.12 per bbl of oil during 2000 compared to $17.80 per bbl for the same period in 1999 - representing a $11.32 per bbl, or 64% increase, in 2000. We received an average price of $4.59 per Mcf of gas during 2000 compared to $2.46 for the same period in 1999 representing a $2.13, or 87% increase, in 2000.

Comparison of Oil and Gas Costs between 2000 and 1999:

   Lifting Costs - The lifting costs increased $103,151 for the year ended December 31, 2000 when compared to the same period in 1999 primarily because of: a) increased water production from the three wells at East Bayou Sorrel. Water disposal fees on an 8/8's basis are charged at a rate of $0.57 per bbl. The average 8/8's water produced from these wells during 2000 was approximately 3,500 bbls per day compared to 2,100 bbls per day during 1999; and b) the increased lifting costs from five additional discovery wells located in Jackson County, Texas that were put on line in 2000.

   Production Taxes - The production taxes increased $57,393 for the year ended December 31, 2000 when compared to the same period in 1999 primarily because a substantial portion of the production taxes are based on the revenue generated and not on the volume produced. Accordingly, the higher prices received for oil and gas in 2000 have increased the production taxes.

Exploration Outlook:

   An exploratory well in the Maurice prospect located in Vermillion Parish, Louisiana, operated by AHC, commenced drilling operations in October 2000. In February 2001, the well was completed in the Bol Mex III sand at a measured depth of 16,370'. However, the initial completion failed to procure a satisfactory cement job at the bottom hole location and water located below the productive zone was entering the well bore. A workover rig was engaged in April 2001 and recompletion efforts to isolate the water from the production zone were underway as of the date of this report.

   Based on the success we enjoyed in 2000, we fully expect to continue exploiting our assets within the Jackson County, Texas area for the foreseeable future. We expect as many as twelve (12) Frio and Yegua prospects may be drilled during 2001 within these prospect areas depending on, among other things, weather and rig availability.

   In addition, Parallel has also announced that a regional study of the Wilcox trend (examining depths between 14,000' and 18,000' below the surface), has recently been completed, where at least twelve (12) Wilcox prospects covering approximately 30,000 acres have been identified. Although the 8/8's costs to drill a Wilcox objective is between $3.0 and $5.0 million, and there is a higher degree of risk associated with depth and reservoir quality, Parallel believes the reserve potential is considerable. Within the regional Wilcox study, at least four (4) of the identified prospects are covered, either in whole or in part, within the Texana Area of Mutual Interest (the "Texana AMI")in which we have a 12.5% working interest. The total acreage within the Texana AMI for the identified Wilcox prospects is over 8,000 acres and we have recently acquired substantially all of our proportionate share of the corresponding leases (with terms of two or three years). This Regional Wilcox study, as it relates to the Texana AMI, appears extremely attractive based on the preliminary studies and may provide our Company with new opportunities in the future.

Cautionary Outlook:

   Approximately 72% of our production for 2000, on a BOE basis, was produced from the three wells located at East Bayou Sorrel. Of that, 54% of the production, on a BOE basis, was produced from the Schwing #1 which averaged, on an 8/8's basis, 1,260 bbls of oil per day and 1,270 Mcf per day for the first nine months of 2000 from the Cib Haz 3 formation. In September 2000, sand began showing up in the production fluids in the Schwing #1 and, in order to mitigate the sand, NEG (the operator of the well) immediately cut the production rate back to approximately 500 bbls per day and 550 Mcf per day. The well produced at this level until late December when the entire well bore sanded up and production ceased. Remedial efforts, utilizing coiled tubing, were attempted to clean out the well bore and restore production, however, those efforts failed. Accordingly, plans are being made to sidetrack the well to an updip location in the productive reservoir. This procedure, if successful, would accomplish two objectives: 1) it would place the new bottom hole location away from the apparently damaged producing interval; and 2) it would relocate the "take point" of this reservoir to an updip location to recover the "attic" oil that could not have been recovered from the present bottom hole location even if the well bore had not sanded up. Although neither the Company or its independent reservoir engineers, Netherland, Sewell and Associates, Inc., believe that the current circumstances impair the existing proved reserves attributable to this well in the Cib Haz 3 formation, the loss of the production will have an immediate and negative impact on the Company's future cash flows until such time remedial efforts can be successfully conducted. Even then, there can be no assurance that the sidetrack, or other potential operations, will ultimately be successful in restoring this interval to sustained production. Should the sidetrack operation, or other remedial procedure, ultimately be unsuccessful, it would have a negative impact on our estimated reserves, future production and future cash flows. The total net reserves attributable to the Cib Haz 3 in the Schwing # 1 as of December 31, 2000, are 58,848 BOE, representing approximately 9% of the Company's total proved reserves.

Consulting Arrangement - Related Party
In March 1996, the Company entered into a three-year consulting agreement with Beta Capital Group, Inc. ("BCG") located in Newport Beach, California. BCG's chairman, Steve Antry, has been a director of the Company since August 1996. The consulting agreement provided monthly cash payments of $17,500 plus reimbursement for out-of-pocket expenses. Stephen Fischer, an independent contractor for BCG, is also a member of the Company's Board of Directors. Messrs. Antry and Fischer are also principals of Beta Oil & Gas, Inc., a publicly held oil and gas company located in Tulsa, Oklahoma. We have not incurred any costs associated with this consulting agreement since its expiration in February 1999.

General and Administrative
Total general and administrative ("G&A") expenses decreased $91,258 in 2000 when compared to 1999 primarily as a result of reducing personnel, limiting travel, eliminating unnecessary administrative services and utilizing consultants on an as needed basis.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented by cost center consisted of the following:

                               For the Year Ended
                                  December 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
Oil and Gas Properties                                   $  998,249   $  985,113
Furniture and Fixtures                                       19,495       22,402
                                                         ----------   ----------
     Total                                               $1,017,744   $1,007,515
                                                         ==========   ==========
DD&A for the oil and gas properties, per BOE:            $     7.95   $     7.57

DD&A for the oil and gas properties is computed using the units-of-production method utilizing only proved reserves at the end of the respective period.

ABANDONED MERGER SETTLEMENT

On November 8, 2000, the Company announced that its proposed merger with Carpatsky Petroleum, Inc. ("Carpatsky") had been terminated. Pursuant to the terms of the Termination Agreement, as amended, Carpatsky: a) paid the Company $82,411 in cash (in November 2000) for certain accounting and administrative services provided to Carpatsky by the Company between October 1, 1999 and the date of termination; and b) paid the Company an additional $70,000 (in April
2001) and issued a non-interest bearing note in the amount of $180,000 for compensation associated with the failed merger. The note is payable at the earlier of: i) eight equal quarterly installments of $22,500 beginning June 1, 2001; or ii) should Carpatsky raise any debt or equity capital of any kind, they would be obligated to pay the Company $90,000 for each one million raised on a pro-rata basis (up to the total obligation of $180,000). For financial statement reporting purposes, the Company recorded as income all of the cash due and 50% of the note. The Company provided an allowance for bad debt for the remaining 50% of the note based on Carpatsky's current financial condition.

INTEREST EXPENSE

Total interest incurred, and its allocation, for the periods presented is as follows:

                               For the Year Ended
                                  December 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------
Interest paid or accrued                                 $ 280,156    $ 280,425
Amortization of debt discount                              138,236      138,236
Amortization of debt issuance costs                        219,337      219,337
                                                         ---------    ---------
     Total interest incurred                               637,729      637,998
Interest capitalized for exploration activities           (278,250)    (278,250)
                                                         ---------    ---------
     Interest expense                                    $ 359,479    $ 359,748
                                                         =========    =========

There has been very little change in the total interest incurred when comparing the periods presented because the majority of our debt is represented by the $2.8 million in convertible debentures. The principle balance of the debenture did not change during the periods presented.

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

OTHER MATTERS

Disclosure Regarding Forward-Looking Statements
This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, reserve quantities, plans and objectives of the Company's management for future operations and capital expenditures are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. We can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond our control. Such risks and uncertainties may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to: our ability to generate sufficient cash flow from operations to complete our planned drilling and exploration activities; risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas; competition; shortages of equipment, services and supplies; government regulation; environmental matters; financial condition of the other companies participating in the exploration, development and production of oil and gas programs; and other matters beyond our control. In addition, since all of the prospects in the Gulf Coast are currently operated by another party, we may not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities. All written and oral forward-looking statements attributable to our Company or persons acting on our behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

ITEM 7 - FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Independent Auditor's Report..............................................   23
Consolidated Balance Sheet - December 31, 2000............................   24
Consolidated Statements of Operations - For the Years Ended December 31,
2000 and 1999.............................................................   25
Consolidated Statements of Stockholders' Equity -
  For the Years Ended December 31, 2000 and 1999..........................   26
Consolidated Statements of Cash Flows - For the Years Ended December 31,
2000 and 1999.............................................................   27
Notes to Consolidated Financial Statements................................28-39

                          INDEPENDENT AUDITOR'S REPORT











Board of Directors
Pease Oil and Gas Company
Grand Junction, Colorado

We have audited the accompanying consolidated balance sheet of Pease Oil and Gas Company and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, redeemable preferred stock and other stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pease Oil and Gas Company and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
February 7, 2001, except for
    Note 2, which is dated April 13, 2001

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000


                                     ASSETS

CURRENT ASSETS:
     Cash and equivalents                                          $  1,407,769
     Trade receivables, net of allowance for bad debts of $15,621       634,107
     Prepaid expenses and other                                          60,144
                                                                   ------------
          Total current assets                                        2,102,020
                                                                   ------------
OIL AND GAS PROPERTIES, at cost (full cost method):
     Unevaluated properties                                           2,600,657
     Costs being amortized                                           19,539,376
                                                                   ------------
          Total oil and gas properties                               22,140,033
     Less accumulated amortization                                  (15,866,536)
                                                                   ------------
          Net oil and gas properties                                  6,273,497
OTHER ASSETS:
     Office equipment and vehicle                                       230,624
     Less accumulated depreciation                                     (195,508)
                                                                   ------------
          Net office equipment and vehicle                               35,116
    Note Receivable, net of allowance for bad debt of $90,000            90,000
     Debt issuance costs, net of accumulated amortization of $603,082    46,079
     Deposits and other                                                   4,995
                                                                   ------------
         Total other assets                                             176,190
                                                                   ------------
TOTAL ASSETS                                                       $  8,551,707
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt:
          Convertible Debenture, net of unamortized
            discount of $73,113                                    $    308,387
          Other                                                           6,873
     Accounts payable, trade                                            328,744
     Accrued expenses                                                    77,882
                                                                   ------------
               Total current liabilities                                721,886
LONG-TERM DEBT, less current maturities, net of
  unamortized discount of $63,089:                                    2,410,525
                                                                   ------------
               Total liabilities                                      3,132,411
CONTINGENCIES (See Notes 4 and 11)                                  ------------
REDEEMABLE PREFERRED STOCK:
  Series C Preferred Stock, par value $0.01 per share, 99,503 shares authorized, issued and outstanding. (Redeemable for
    $3,316,767 and a Liquidation preference of $4,975,150 at
    December 31, 2000)                                                4,975,150
OTHER STOCKHOLDERS' EQUITY:
  Undesignated   Preferred  Stock,  par  value  $0.01  per  share,  2.0  million authorized,  of which  1,395,000  have been  retired,  and 99,503  have been designated as Series C
  Common Stock, par value $0.10 per share, 4,000,000 shares
    authorized, 1,924,398 shares issued and outstanding.                192,440
  Additional paid-in capital                                         32,519,779
  Accumulated deficit                                               (32,268,073)
                                                                   ------------
               Total Other Stockholders' equity                         444,146
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  8,551,707
                                                                   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2000 and 1999




                                                    2000                1999
                                                ------------       ------------
REVENUE:
     Oil and gas sales                          $  3,585,245       $  2,144,057
OPERATING COSTS AND EXPENSES:
     Oil and gas production costs                    565,441            404,897
     Consulting arrangement-related party               -                37,750
     General and administrative                      754,268            845,526
     Depreciation, depletion and amortization      1,017,744          1,007,515
                                                ------------       ------------
          Total operating costs and expenses       2,337,453          2,295,688
                                                ------------       ------------
INCOME (LOSS) FROM OPERATIONS                      1,247,792           (151,631)
OTHER INCOME (EXPENSES):
    Abandoned merger settlement                      242,411               -
     Interest and other income                        57,793             46,105
     Interest expense                               (359,479)          (359,748)
                                                ------------       ------------
NET INCOME (LOSS)                               $  1,188,517       $   (465,274)
    Net charges associated with the
      preferred stock                                   -              (265,524)
                                                ------------       ------------
NET INCOME (LOSS) AVAILABLE TO COMMON
  STOCKHOLDERS                                  $  1,188,517       $   (730,798)
                                                ============       ============
BASIC:
     Earnings (Loss) Per Share                  $       0.68       $      (0.43)
     Weighted Average Shares Outstanding           1,755,000          1,684,000
DILUTED:
     Earnings (Loss) Per Share                  $       0.66       $      (0.43)
     Weighted Average Shares Outstanding           1,813,000          1,684,000





















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
            STOCK AND OTHER STOCKHOLDERS' EQUITY For the Years Ended
                           December 31, 2000 and 1999





                                                                               Other Stockholders' Equity
                                                      ------------------------------------------------------------------------------
                                      Series C             Series B
                                     Redeemable          Convertible                            Additional              Total Other
                                   Preferred Stock     Preferred Stock       Common Stock       Paid-In  Accumulated   Stockholders'
                                   Shares   Amount    Shares    Amount    Shares     Amount     Capital     Deficit        Equity
                                   ------  ---------  -------   ------  ---------  -------- ----------- ------------    -----------
BALANCES, December 31, 1998          -     $    -     107,336   $1,073  1,601,062  $160,106 $37,811,006 $(32,991,316)   $ 4,980,869
Purchase and retirement of Series
   B Preferred Stock                 -          -        (825)      (8)      -         -        (51,305)        -           (51,313)
Issuance of common stock for:
  Services of Directors in lieu
    of cash                          -          -        -        -        42,700     4,270      63,063         -            67,333
  Conversion of Series B preferred
    stock                            -          -        (683)      (7)    87,636     8,764      (8,757)        -              -
Series B preferred stock dividends   -          -        -        -          -         -       (177,816)        -          (177,816)
Net Loss                             -          -        -        -          -         -           -        (465,274)      (465,274)
                                   ------  ---------  -------   ------  ---------  -------- ----------- -------------   -----------
BALANCES, December 31, 1999          -          -     105,828    1,058  1,731,398   173,140  37,636,191  (33,456,590)     4,353,799
Purchase and retirement of Series
  B Preferred Stock                                    (6,325)     (63)      -         -       (210,770)        -          (210,833)
Preferred Stock Exchange           99,503  4,975,150  (99,503)    (995)      -         -     (4,974,155)        -        (4,975,150)
Issuance of common stock for:
    Bonuses to officer and
      employees in lieu of cash      -          -        -        -       158,500    15,850      50,400         -            66,250
    Services of Directors in lieu
      of cash                        -          -        -        -        34,500     3,450      18,113         -            21,563
Net Income                           -          -        -        -          -         -           -       1,188,517      1,188,517
                                   ------ ----------  -------   ------  ---------  -------- ----------- ------------    -----------
BALANCES, December 31, 2000        99,503 $4,975,150     -      $ -     1,924,398  $192,440 $32,519,779 $(32,268,073)   $   444,146
                                   ====== ==========  =======   ======  =========  ======== =========== ============    ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999


                                                                  2000        1999
                                                               ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                            $1,188,517  $ (465,274)
  Adjustments to reconcile  net income  (loss) to net
    cash provided by (used in) operating activities:
      Depreciation, depletion and amortization                  1,017,744   1,007,515
      Amortization of debt discount and issuance costs            357,573     357,573
      Bad debt expense                                               -         23,710
      Loss (Gain) on sale of assets                                  -           (968)
      Issuance of common stock for services                        87,813      29,747
  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Note and other receivable for abandonment of merger        (160,000)       -
      Trade receivables                                          (161,260)     (6,097)
      Prepaid expenses and other                                    3,703      24,338
        Increase (decrease) in:
          Accounts payable                                          6,836    (147,647)
          Accrued expenses                                        (56,657)    (83,607)
                                                               ----------  ----------
            Net cash provided by (used in)
              operating activities                              2,284,269     739,290
                                                               ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures for property, plant and equipment    (1,398,899)   (933,704)
     Redemption of certificate of deposit                          15,000      70,000
     Proceeds from sale of property, plant and equipment             -        101,005
                                                               ----------  ----------
               Net cash provided by (used in) investing
                 activities                                    (1,383,899)   (762,699)
                                                               ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Series B preferred stock dividends                              -       (244,653)
     Purchase and retirement of Series B Preferred Stock         (210,833)    (51,313)
     Repayment of long-term debt                                   (6,122)     (5,853)
                                                               ----------  ----------
               Net cash provided by (used in) financing
                 activities                                      (216,955)   (301,819)
                                                               ----------  ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                   683,415    (325,228)
CASH AND EQUIVALENTS, beginning of year                           724,354   1,049,582
                                                               ----------  ----------
CASH AND EQUIVALENTS, end of year                              $1,407,769  $  724,354
                                                               ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                    $  280,156  $  280,425
                                                               ==========  ==========
     Cash paid for income taxes                                $     -     $     -
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

                   PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Nature of Operations - At December 31, 2000 the principal business of Pease Oil and Gas Company (the "Company") is to participate as a non-operating, minority interest owner in exploration, development, production and sale of oil, natural gas and natural gas liquids. The Company was previously engaged in the processing and marketing of natural gas at a gas processing plant, the sale of oil and gas production equipment and oilfield supplies, and oil and gas well completion and operational services. However, during 1998, the Company's gas processing plant and the oilfield service and supply businesses were sold. The Company conducted its operations through the following wholly-owned subsidiaries: Loveland Gas Processing Company, Ltd.; Pease Oil Field Services, Inc.; Pease Oil Field Supply, Inc.; and Pease Operating Company, Inc. All the subsidiaries are currently inactive.

    Principles of Consolidation - The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

    Cash and Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    Oil and Gas Properties - The Company's oil and gas producing activities are accounted for using the full cost method of accounting. The Company has one cost center (full cost pool) since all of its oil and gas producing activities are conducted in the United States. Under the full cost method, all costs associated with the acquisition, development and exploration of oil and gas properties are capitalized, including payroll and other internal costs that are directly attributable to these activities. Any internal costs that are capitalized are limited to those costs that can be directly identified with the acquisition, exploration, and development activities undertaken by the Company for its own account, and do not include any costs related to production, general corporate overhead, or similar activities. The total amount of internal costs capitalized in unevaluated oil and gas properties as of December 31, 2000 is $556,450, consisting only of interest. The Company capitalizes interest on its unevaluated oil and gas properties in accordance with FASB Interpretation No. 33. Accordingly, interest is capitalized on oil and gas assets that have been excluded from the full cost amortization pool. The interest that is capitalized becomes part of the related projects or properties and will be subject to amortization when the costs of those corresponding assets are transferred to the amortization pool. For the years ended December 31, 2000 and 1999, capital expenditures include other internal costs of $15,927 and $23,804, respectively.

    Proceeds from sales of oil and gas properties are credited to the full cost pool with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

    Acquisition costs of unproved properties and costs related to exploratory drilling and seismic activities are initially excluded from amortization. These costs are evaluated at least annually for impairment and transferred to properties being amortized when either proved reserves are established or the costs are determined to be impaired. When evaluating unproved properties for impaiment, the Company considers, among other factors, historical experience, primary lease terms, the terms of the exploration agreement(s) within an area of mutual interest and the quality of a particular 3-D data set.

    At December 31, 2000, the Company owned approximately 2,181 net (17,583 gross) undeveloped acres. All of these leases were acquired with either two or three year terms. Unless production has been obtained through exploratory drilling, 805 of the net aces will expire in 2001, 403 net acres will expire in 2002, and 973 net acres will expire in 2003. Substantially all of the undeveloped acreage contain identified exploratory prospects or leads. Should the leases expire prior to an exploratory well being drilled, the value of these properties may be negatively affected. This in turn may have a negative material impact on the Company's future results of operations and/or its financial condition. The carrying value of the undeveloped acreage at

    December 31, 2000 was $393,393. At December 31, 2000, the Company owns approximately 238 net (1,909 gross) developed acres. Substantially all of the developed acres have terms that allow the Company to hold the lease as long as production is maintained.

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

    Office Equipment and Vehicle -The office equipment and vehicle are stated at cost. Depreciation for these assets is calculated using the straight-line method over 4 to 7 years which represents the estimated useful lives of the corresponding assets. Depreciation expense related to the office equipment and the one vehicle amounted to $19,495 and $22,402 for the years ended December 31, 2000 and 1999, respectively.

    The costs of normal maintenance and repairs are charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of assets sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

    Debt Issuance Costs - Debt issuance costs relate to the $5 million private placement of convertible debentures discussed in Note 2. These costs are being amortized using the interest method.

    Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The actual results could differ from those estimates.

    The  Company's  financial  statements  are based on a number of  significant estimates including the allowance for doubtful accounts, assumptions effecting the fair value of stock options and warrants, and oil and gas reserve quantities which are the basis for the calculation of amortization and impairment of oil and gas properties. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories.

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

    Revenue Recognition - The Company recognizes revenues for oil and gas sales upon delivery to the purchaser. Gas imbalances, if they occur, are accounted for using the "sales" method. However, gas imbalances have not been significant in the past and are not expected to be in the foreseeable future.

    Net Income (Loss) Per Common Share -Net income (loss) per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which requires disclosure of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution for potential common shares and is computed by dividing the net (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same in 1999 as all potential common shares were antidilutive.

    Stock-Based   Compensation  -  For  employees,   the  Company  accounts  for
    stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

    For non-employees, the Company accounts for stock-based compensation as prescribed by SFAS No. 123 titled Accounting for Stock-Based Compensation. This pronouncement requires that all options, warrants and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the measurement date and pro forma information be provided as to the fair value effects of transactions with employees. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No. 123. The measurement date is generally the earlier of: a) the date in which the performance of the goods or services is fully committed; or b) the date in which the performance is substantially complete.

    Hedging Activities- In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts), as defined, be recorded in the balance sheet as either an asset or liability measured at fair value, and requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows unrealized gains and losses to be deferred in other comprehensive income for the effective portion of the hedge) until such time as the hedged transaction occurs, and requires that a company formally document, designate, and assess the effectiveness of derivative instruments that receive hedge accounting treatment. The Company currently does not engage in any activities that would be covered by SFAS 133.

2.  DEBT FINANCING ARRANGEMENTS:

 Long-Term Debt - Long-term debt at December 31, 2000 consists of the following:

Convertible debentures, interest at 10%,
     Original maturity April 2001, senior and unsecured             $ 2,782,500
Less unamortized discount                                               (73,113)
                                                                    -----------
     Net carrying value                                               2,709,387
Note payable to bank, interest at 8.5%, monthly payments of $669,
     due March 2003, collateralized by a vehicle                         16,398
                                                                    -----------
          Total long-term debt                                        2,725,785
          Less current maturities, net of unamortized discount         (315,260)
                                                                    -----------
                    Long-term debt, less current maturities         $ 2,410,525
                                                                    ===========

     In April 2001, the Company successfully restructured 86%, or $2,401,000, of the outstanding debentures. These debenture holders agreed to extend their maturity date for two years, from April 15, 2001 to April 15, 2003, in exchange for: a) lowering the conversion rate from $30.00 to $1.75; and b) increasing the interest rate from 10% to 11% per annum. Interest will continue to be due and payable on a quarterly basis. The new conversion rate of $1.75 represented the current market rate of the Company's common stock on the date the restructuring plan was accepted by the majority of the debenture holders and formally committed to by the Board of Directors. In addition, the Company agreed that, subject to certain exceptions, it is prohibited from incurring indebtedness that is senior to the Debentures so long as they are outstanding.

    The Company intends to continue negotiating with the holders of the remaining $381,500 of outstanding debentures that did not elect to participate in the restructuring proposal. However, these amounts have been reflected as a current liability in the Company's balance sheet at December 31, 2000.

    The $2,401,000 of debentures that were restructured have been classified as long-term debt on the December 31, 2000 balance sheet in accordance with SFAS No. 6 titled "Classification of Short-Term Obligations Expected to be Refinanced".

    Aggregate maturities of long-term debt, as restructured and excluding the unamortized non-cash discount, are as follows:

      Year Ending December 31:
                2001                       $     388,373
                2002                               7,499
                2003                           2,403,026
                                           -------------
                Total                       $  2,798,898
                                            ============

    In connection with the original issuance of the convertible debentures, the Company issued warrants to purchase 100,000 shares of the Company's common stock. The exercise price of the warrants is $7.50 per share and they expire in March 2001.

3.   INCOME TAXES:

    Deferred tax assets (there are no deferred tax liabilities) as of December 31, 2000 are comprised of the following:

                                                                        2000
Long-term Assets:                                                   -----------
     Tax effect of net operating loss carryforwards                   9,720,000
     Property, plant and equipment                                      980,000
     Tax credit carryforwards                                           550,000
                                                                    -----------
          Total                                                      11,250,000
     Less valuation allowance                                       (11,250,000)
          Net long-term asset                                              -
                                                                    ===========

    During the years ended December 31, 2000, the Company increased the valuation allowance by approximately $174,000, primarily due to an increase in the net operating loss carryforwards which are not considered to be realizable. The Company has provided a valuation allowance for the net operating loss and credit carryforwards based upon the various expiration dates and the limitations which exist under IRS Sections 382 and 384.

    At December 31, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $26.0 million, which expire primarily in 2008 through 2020. Some of these net operating losses are subject to limitations under IRS Sections 382 and 384, particularly should a significant number of debenture holders convert into common stock in the future. Additionally, the Company has tax credit carryforwards at December 31, 2000, of approximately $290,000 and percentage depletion carryforwards of approximately $650,000.

4.   COMMITMENTS AND CONTINGENCIES:

    Employment Agreement - During 1994, the Board of Directors approved an employment agreement with the Company's current President/CFO. As more thoroughly discussed in Note 6, Mr. Duncan's employment agreement was amended in November 2000. The agreement , as amended, may be terminated by the officer upon 90 days notice or by the Company without cause upon 30 days notice. In the event of a termination by the Company without cause, the Company would be required to pay the officer one year's salary. If the termination occurs following a change in control, which includes a merger, the Company would be required to make a lump sum payment equivalent to $150,000.

    Profit Sharing Plan - The Company has established a 401(k) profit sharing plan (the "Plan") that covers all employees with six months of service who elect to participate in the Plan. The Plan provides that the employees may elect to contribute up to 15% of their salary to the Plan. All of the Company's contributions are discretionary and amounted to $962 and $1,351 for the years ended December 31, 2000 and 1999, respectively.

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

5.   ABANDONED MERGER:

    On November 8, 2000 the Company announced that its proposed merger with Carpatsky Petroleum, Inc. ("Carpatsky") had been terminated. Concurrently, the Company also exchanged its outstanding Series B Convertible Preferred Stock for a new series of Preferred to eliminate the Series B's hyper-dilutive "death spiral" conversion feature. The preferred stock restructuring is more thoroughly discussed in Note 6.

    Under terms of the original Termination Agreement, Carpatsky paid the Company $82,411 in cash for certain accounting and administrative services provided to Carpatsky by the Company from October 1, 1999 through November 2000; was obligated to issue 1.5 million shares of Carpatsky restricted common stock on or before January 31, 2001; and both companies exchanged broad general releases.

    The Carpatsky shares were never delivered and the Companies amended the Termination Agreement in April 2001 to eliminate the obligation of Carpatsky to issue the shares and instead provide for an additional cash payment of $70,000 and the delivery of a convertible promissary note in the amount of $180,000. The note is non-interest bearing and is to be repaid in eight equal quarterly installments of $22,500 beginning June 1, 2001. Earlier payment will be required by Carpatsky should they raise additional debt or equity capital. Subject to certain approvals of the Canadian Venture Exchange, the note is convertible into Carpatsky common stock at $.075
    Canadian (which is approximately $.05 USD). For financial statement reporting purposes the Company has recorded as a receivable the $70,000 (which was paid in April 2001) and 50% of the non-interest bearing note at December 31, 2000. The other 50% of the note has been reserved for as an allowance for bad debt based on Carpatsky's current financial condition.

6.  PREFERRED STOCK AND RESTRUCTURING:

    The Company has the authority to issue up to 2,000,000 shares of Preferred Stock of which 1,395,000 shares have been retired. The preferred stock may be issued in such series and with such preferences as determined by the Board of Directors.

    In December 1997, the Board of Directors "designated" 145,300 shares as the Series B 5% PIK Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and on December 31, 1997, the Company issued 113,333 shares of Series B Preferred Stock for $5,666,650.

    The Series B Preferred Stock was convertible into common stock at a 25% discount to the market price. This discount feature became hyper-dilutive when the common stock price decreased beginning shortly after its issuance in December 1997. Based on the price of the common stock on September 30, 2000 ($.48 per share) the outstanding Series B could have been converted into approximately 15.5 million shares of common, or over 95% of the common equity after a conversion. Under the proposed terms for the Carpatsky merger, the Series

    B Preferred Stockholders would have received approximately 10% of the merged entity. In either case, the Company common stockholders would have been left with very little ownership. In addition, it was difficult to value the common stock because the capital structure was so uncertain. Given these circumstances, the Board of Directors determined that the Series B Preferred stock should be replaced or restructured in conjunction with terminating the merger.

    Following extensive negotiations, six institutional holders, holding approximately 94% of the Series B Preferred stock with a stated value of over $4.97 million, exchanged their Series B for a new class of non-voting, non-convertible, preferred stock designated as the "Series C" Preferred stock. The Series C Preferred must be redeemed, at its stated value, on December 31, 2005. However, the Company may, at its election, redeem the Series C at a 331/3% discount (or approximately $3.13 million if all of it is redeemed), either in whole or in part, through December 31, 2003. The Company redeemed the remaining 6% of the Series B Preferred at a 331/3% discount, or $210,833. Therefore, as of December 31, 2000, there is no outstanding hyper-dilutive Series B Preferred Stock.

    The Series C Preferred will receive dividends at a rate of 5% per annum starting in the second quarter of 2001. The Company did not pay any dividends on the Series B Preferred stock since September 1, 1999 (when the Plan of Merger was signed with Carpatsky). In connection with this restructuring, all the holders of the Series B Preferred stock have waived all unpaid dividends in arrears.

    As an  inducement  for the Series B Preferred  stockholders  to  restructure their investment and grant a discounted redemption feature, the Company issued warrants to acquire up to 1,763,800 shares of common stock exercisable at $0.50 per share. These warrants will expire on December 31, 2003.

    In conjunction with the restructuring of the outstanding preferred stock and the termination of the merger with Carpatsky, the Board of Directors approved an amended employment agreement for Patrick J. Duncan, the Company's President and CFO. The amended terms of the agreement, which became effective November 2, 2000, include provisions for: 1) a $50,000 cash bonus; 2) the issuance of 150,000 shares of restricted common stock; and a warrant to purchase up to 600,000 shares of the Company's common stock at $0.50 per share, exercisable at the earlier of: (a) December 31, 2004; or
    (b)(i) as to 300,000 shares, if the Company's reported closing sales price for its common stock is at least $1.50 for at least 80% of the trading days in a one month period (these warrants vested on March 5, 2000), and (ii) as to other 300,000 shares, if the Company's reported closing sales price for its common stock is at least $2.00 for at least 80% of the trading days in a three month period or if the Company entered into a reorganization or merger transaction in which the deemed or actual value received by the Company was equal to or greater than $2.00 per share (these warrants have not yet vested as of the date of this report). In consideration for the cash bonus, Mr. Duncan agreed to reduce his total severance due upon change of control from $197,500 to $150,000.

    For financial statement reporting purposes, in addition to the cash bonus, the Company recognized a non-cash charge of $60,900 in the fourth quarter of 2000 which represents the fair value of the 150,000 common shares on the date of grant (or $.41 per share). There will be no financial statement impact for the warrants issued since the exercise price was 18.75% higher than the market price on the date of grant.

7.  NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS'

    A   reconciliation   of  net  income  to  net  income  available  to  common
stockholders is as follows:

                                                     2000               1999
                                                 -----------        -----------
Net Income (Loss)                                $ 1,188,517        $  (465,274)
Fair value of warrants issued to preferred
  stockholders                                      (481,612)              -
Dividends waived by preferred stockholders           376,196               -
Gain on redemption of Series B Preferred Stock       105,416               -
Dividends declared and paid for the Series B
  Preferred Stock                                       -              (177,817)
Dividends in Arrears for the Series B
  Preferred Stock                                       -               (87,707)
                                                 -----------        -----------
Net Income (Loss) available to common
  stockholders                                   $ 1,188,517        $  (730,798)
                                                 ===========        ===========

8.   EARNINGS PER COMMON SHARE

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

                                             2000                          1999
                                 ----------------------------  ----------------------------
                                                         Per                          Per
BASIC                              Income     Shares    Share   Income      Shares   Share
                                 ----------  ---------  -----  ---------  ---------  ------
  Income (Loss) available to
    common stockholders          $1,188,517  1,755,000  $0.68  $(730,798) 1,684,000  $(0.43)
EFFECT OF
  DILUTIVE SECURITIES
   Warrants and stock options          -        58,000  (0.02)      -          -        -
                                 ----------  ---------  -----  ---------  ---------  ------
DILUTED
  Income (Loss) available to
    common stock including
    assumed conversions          $1,188,517  1,813,000  $0.66  $(730,798) 1,684,000  $(0.43)
                                 ==========  =========  =====  =========  =========  ======

     As of December 31, 2000, there were 2,594,995 options and warrants outstanding. Of that total, 2,388,800 had a dilutive effect on the 2000 earnings per share calculation and resulted in 58,000 incremental weighted average shares outstanding under the method for the year ended December 31, 2000. The remaining 230,525 options were excluded from the calculation of diluted earnings per share in 2000 because they would have been antidilutive.

     "Diluted" earnings per share in 1999 is identical to the "basic" earnings per share for the same period since the affects of including any potential common shares would have been antidilutive.

9.   STOCK BASED COMPENSATION:

   Stock Option Plans - The Company's shareholders have approved the following stock option plans that authorize an aggregate of 185,732 shares that may be granted to officers, directors, employees, and consultants: 9,000 shares in June 1991; 27,732 shares in June 1993; 15,000 shares in June 1994; 34,000 shares in August 1996; and 100,000 shares in May 1997.

   The plans permit the issuance of incentive and nonstatutory options and provide for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the plan is 10 years and options granted to employees expire three months after the termination of employment. No options may be exercised during the first six months of the option term. No options may be granted after 10 years from the adoption date of each plan. The following is a summary of activity under these stock option plans for the years ended December 31, 2000 and 1999:


                                         2000                1999
                                 -------------------  -------------------
                                            Weighted             Weighted
                                            Average              Average
                                   Number   Exercise    Number   Exercise
                                 Of Shares   Price    Of Shares   Price
                                 ---------  --------  ---------  --------
Outstanding, beginning of year      64,780  $  13.86     71,030  $  13.85
          Canceled                    -          -       (6,250)    13.75
          Expired                  (22,265)     7.77       -          -
          Granted                   25,000      0.50       -          -
          Exercised                   -          -         -          -
                                 ---------  --------  ---------  --------
Outstanding, end of year            67,515  $  10.92     64,780  $  13.86
                                 =========  ========  =========  ========

All the options granted in 2000 were issued with exercise prices greater than the market price of the Company's common stock on the date of grant. All options are currently exercisable and if not previously exercised, will expire as follows:
                                                  Weighted
     Year Ended              Range of             Average
    December 31,          Exercise Prices         Exercise        Number
                          Low        High          Price         Of Shares
                         -----      ------        -------        ---------
        2001             10.00       18.10       $   12.80          10,015
        2002              5.00       29.70           18.35          32,500
        2003              0.50        0.50            0.50          25,000
                                                                 ---------
                                                 $   10.92          67,515
                                                                 =========

   Warrants and Non-Qualified Stock Options - The Company has also granted warrants and non-qualified options which are summarized as follows for the years ended December 31, 2000 and 1999:


                                                     2000                1999
                                              ------------------  -------------------
                                                        Weighted             Weighted
                                                        Average              Average
                                              Number    Exercise   Number    Exercise
                                             Of Shares   Price    Of Shares   Price
                                             ---------  --------  ---------  --------
Outstanding, beginning of year                 230,525  $  16.21    570,071  $  40.87
     Granted to the Preferred Stockholders'  1,763,800      0.50       -          -
     Granted to Company's President/CFO        600,000      0.50       -          -
     Expired                                   (66,845)    16.30   (339,546)
     Exercised                                    -          -         -          -
                                             ---------            ---------
Outstanding, end of year                     2,527,480  $   1.45    230,525  $  16.21
                                             =========            =========

   All the warrants and non-qualified options have been issued with exercise prices that were either equal to or greater than the market price on the date of grant. The warrants were valued as follows: a) the warrants granted to the preferred stockholders were valued at their estimated fair value of $481,612 in accordance with SFAS 123 (accordingly this amount is included as a component in the reconciliation between net income and the net income available to common stockholders); and b) the warrants granted to the Company's President/CFO were valued using the intrinsic method (accordingly there was no impact on the Company's statement of operations for 2000 however, the pro forma effect is illustrated below under the caption "Pro Forma Stock-Based Compensation Disclosures"). If not previously exercised, the warrants and non-qualified options will expire as follows:

                                                    Weighted
      Year Ended               Range of              Average
     December 31,           Exercise Prices         Exercise         Number
                           Low         High           Price         Of Shares
                          -----       ------         -------        ---------
         2001             $7.50     $  37.10       $    10.79          98,900
         2002             17.50        30.30            22.05          64,780
         2003              0.50         0.50             0.50       1,763,800
         2005              0.50         0.50             0.50         600,000
                                                                    ---------
                                                   $     1.45       2,527,480
                                                                    =========

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

                                                        Year Ended December 31,
                                                        -----------------------
                                                           2000        1999
                                                        ----------  -----------
Net Income (Loss) applicable to common stockholders:
     As reported                                        $1,188,517  $  (730,798)
     Pro forma                                           1,140,232     (730,798)
Net Income (Loss) per common share:
     As reported                                        $     0.68  $     (0.43)
     Pro forma                                                0.68        (0.43)

   The weighted average fair value of options and warrants granted to employees for the year ended December 31, 2000 was $0.33 per share. No options or warrants were granted in 1999. The fair value of each employee option and warrant granted in 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                For the Year Ended December 31,
                                                -------------------------------
                                                    2000             1999
                                                ------------      -------------
Expected volatility                                152.2%             N/A
Risk-free interest rate                              6.5%             N/A
Expected dividends                                    -               N/A
Expected terms (in years)                            3.1              N/A

10. FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at December 31, 2000, management's best estimate is that the carrying amount of cash, receivables, notes payable to unaffiliated parties, accounts payable, and accrued expenses approximates fair value due to the short maturity of these instruments. Management estimates that fair value is approximately equal to carrying value of the convertible debentures since market interest rates have not changed significantly since the offering commenced.

11.  SIGNIFICANT CONCENTRATIONS:

   Substantially all of the Company's accounts receivable at December 31, 2000, resulted from crude oil and natural gas sales to companies in the oil and gas industry. This concentration of customers and joint interest owners may impact our overall credit risk, either positively or negatively, since these entities may be similarly affected by changes in economic or other conditions. In determining whether to require collateral from a significant customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings, and/or credit ratings. Receivables are generally not collateralized; however, receivables from joint interest owners are subject to collection under operating agreements which generally provide lien rights. Historical credit losses incurred on trade receivables by the Company have been insignificant.

   For the years ended  December 31, 2000 and 1999, the Company had oil sales to
a  single   customer  which  accounted  for  62%  and  46%  of  total  revenues, respectively.

   At December 31, 2000, substantially all of the Company's cash and temporary cash investments were held at a single financial institution. The Company does not maintain insurance to cover the risk that cash and temporary investments with a single financial institution may be in excess of amounts insured by federal deposit insurance.

12. OIL AND GAS PRODUCING ACTIVITIES:

   Property Acquisitions - In January 1997, the Company completed the acquisition of a 7.8125% after prospect payout working interest in a producing oil and gas prospect in Louisiana. The prospect is operated by National Energy Group, Inc. (NEGX), an independent oil and gas producer. The purchase price was $1,750,000 which consisted of $875,000 in cash and the issuance of 31,500 shares of the Company's common stock with a fair value of $875,000. In February 1997, the Company entered into agreements with unaffiliated parties for the purchase of a 10% working interest in this prospect for $2.5 million. The assets acquired from this acquisition account for 67% of the Company's proved reserves at December 31, 2000.

   Capitalized Costs Incurred - The following table sets forth the capitalized costs incurred in our oil and gas activities during the last three years:


           Description                  2000       1999        1998
----------------------------------   ----------  ---------  ----------
Acquisition of proved properties     $     -     $    -     $     -
Acquisition of unproved properties      431,103     76,912     507,307
Exploration                             711,000    314,997   5,439,095
Development and workovers               159,489    239,276      13,468
Capitalized interest                    278,250    278,250     852,980
                                     ----------  ---------  ----------
     Total                           $1,579,842  $ 909,435  $6,812,850
                                     ==========  =========  ==========

   Unevaluated Oil and Gas Properties - The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2000, by the year in which such costs were incurred:


                              Total       2000       1999       1998       1997
                           ----------  ---------  ---------  ----------  ---------
Property acquisition costs $  393,393  $ 360,393  $  33,000  $     -     $    -
Exploration costs           1,650,814     49,282     53,186   1,008,001    540,345
Capitalized interest          556,450    278,250    278,200        -          -
                           ----------  ---------  ---------  ----------  ---------
     Total                 $2,600,657  $ 687,925  $ 364,386  $1,008,001  $ 540,345
                           ==========  =========  =========  ==========  =========

   All of the Company's unevaluated costs at December 31, 2000 relate to seismic, geological and leasehold costs incurred for the Formosa, Texana and Ganado prospect areas located in Jackson County, Texas. The total prospect area encompasses approximately 130,000 acres. The current status of these prospects is that seismic has been acquired, processed, re-processed, and is being interpreted on an on-going basis. Drilling commenced on these prospects in 1999 and will continue into the foreseeable future. As a result of the original efforts and the reprocessing, six (6) wells were drilled in these prospect areas in 2000 and as of December 31, 2000 an additional twelve (12) "drill ready" prospects and several dozen leads in the Frio and Yegua formations have been identified. As these prospects are drilled sometime in the future, the Company expects that additional prospects and leads will be generated as the information obtained from the new well bores is integrated into the 3-D data set. In addition, Parallel Petroleum, the operator of the prospect areas, initiated a Regional Survey during 2000 of the Wilcox formations (examining depths between 14,000' and 17,500' below the earth's surface) and has identified at least twelve (12) prospects where the reserve potential may be considerable. Five (5) of those Wilcox prospects are located within the Texana and Ganado areas of mutual interest where the Company holds a 12.5% working interest. During 2000 the Company acquired or extended the leases on substantially all of the identified leads and prospects in the Wilcox Play. Most of these leases have a term of two to three years. It is expected additional leases will be acquired in the future as other prospects are identified and leads are evaluated. As a result of the additional leads and prospects generated from the reprocessed seismic and the preliminary results of the Wilcox study, the Company believes that the time needed to fully evaluate these costs will be extended at least to the end of 2002. However, the Company does not expect the delay in the evaluation will have any material negative impact on the valuation of the unevaluated costs.

   Capitalization of Interest - For the years ended December 31, 2000 and 1999, the Company capitalized interest costs of $278,250, and $278,250, respectively, related to unevaluated oil and gas properties and other exploration activities.

   Full Cost Ceiling - At December 31, 2000 the Company's full cost ceiling was substantially higher than net value of the evaluated oil and gas properties.

   Full Cost Amortization Expense - Amortization expense amounted to $998,249 and $985,113 for the years ended December 31, 2000 and 1999, respectively. Amortization expense per equivalent units of oil and gas produced amounted to $7.95 and $7.57 for the years ended December 31, 2000 and 1999 respectively. Natural gas is converted to equivalent units of oil on the basis of six Mcf of gas is equivalent to one barrel of oil.

   Results of Operations from Oil and Gas Producing Activities - Results of operations from oil and gas producing activities (excluding well administration fees, general and administrative expenses, and interest expense) for the years ended December 31, 2000 and 1999 are presented below.


                                         2000              1999
                                      -----------      -----------
Oil and gas sales                     $ 3,585,245      $ 2,144,057
Production costs                         (565,441)        (404,897)
Amortization expense                     (998,249)        (985,113)
                                      -----------      -----------
Results of operations from
  oil/gas producing activities        $ 2,021,555      $   754,047
                                      ===========      ===========

   No provision for income taxes was provided in determining the Results of Operations from Oil and Gas Producing Activities because: a) no income tax expense was incurred during the periods presented; and b) the Company's substantial net operating loss carry-forwards and the tax deductions and tax credits and allowances relating to the Company's proved oil and gas reserves would have eliminated any corresponding tax liability.

   Oil and Gas Reserve Quantities (Unaudited) - Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. The reserve data is based on studies prepared by the Company's consulting petroleum engineers, Netherland, Sewell & Associates, Inc. Reserve estimates require substantial judgment on the part of petroleum engineers resulting in imprecise determinations, particularly with respect to new discoveries. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available. All proved oil and gas reserves are located in the United States. The following table presents estimates of our net proved oil and gas reserves, and changes therein for the years ended December 31, 2000 and 1999.


                                              2000                1999
                                        ------------------  ------------------
                                         Oil        Gas      Oil        Gas
                                        (Bbls)     (Mcf)    (Bbls)     (Mcf)
                                        -------  ---------  -------  ---------
Proved reserves, beginning of year      334,000  1,359,000  275,000  1,368,000
     Purchase of minerals in place         -          -        -          -
     Sale of minerals in place             -          -        -          -
     Extensions, discoveries, and
       other additions                  130,000    534,000  130,000    330,000
     Revisions of previous estimates     (7,000)  (121,000)   3,000     (2,000)
     Production                         (80,000)  (274,000) (74,000)  (337,000)
                                        -------  ---------  -------  ---------
Proved reserves, end of year            377,000  1,498,000  334,000  1,359,000
                                        =======  =========  =======  =========
Proved developed reserves, beginning
  of year                               310,000    648,000  261,000    920,000
                                        =======  =========  =======  =========
Proved developed reserves, end of year  352,000    695,000  310,000    648,000
                                        =======  =========  =======  =========

   The downward revisions of "previous estimates" in 2000 were primarily attributable to previously recorded "behind pipe" reserves in two wells in the Maurice field were removed after attempts to recomplete those sand intervals in one of those wells failed in 2000 due to poor porosity and other rock quality factors. The upward revisions of "extensions, discoveries and other additions" in both 2000 and 1999 were primarily attributable to significant extensions of the estimated ultimate recoveries of oil and gas at the East Bayou Sorrel Field.

   Standardized Measure of Discounted Future Net Cash Flows (Unaudited) - SFAS No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. We have followed these guidelines which are briefly discussed below.

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

   The assumptions used to compute the standardized measure are those prescribed by the FASB and, as such, do not necessarily reflect our expectations for actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

   The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves as of December 31, 2000 and 1999 based on the standardized measure prescribed in SFAS No. 69.


                                                               2000         1999
                                                           -----------  -----------
 Future cash inflows                                       $24,936,000  $12,080,000
 Future production costs                                    (3,343,000)  (3,089,000)
 Future development costs                                   (1,164,000)    (834,000)
 Future income tax expense                                        -            -
                                                           -----------  -----------
      Future net cash flows                                 20,429,000    8,157,000
 10% annual discount for estimated timing of cash flow      (5,298,000)  (1,887,000)
                                                           -----------  -----------
 Standardized Measure of Discounted Future Net Cash Flows  $15,131,000  $ 6,270,000
                                                           ===========  ===========

   Average prices used to estimate the reserves:

Oil (per bbl)                                              $     25.81  $     24.91
Gas (per mcf)                                              $     10.15  $      2.77

   Changes in Standardized Measure (Unaudited) - The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2000 and 1999:


                                                          2000          1999
                                                       -----------  -----------
Standardized measure, beginning of year                $ 6,270,000  $ 2,951,000
Sale of oil and gas produced, net of production costs   (3,020,000)  (1,739,000)
Sale of minerals in place                                     -            -
Net changes in prices and production costs               8,023,000    2,504,000
Net changes in estimated development costs                (221,000)    (245,000)
Revisions of previous quantity estimates                  (235,000)    (267,000)
Discoveries, extensions and other additions              4,256,000    2,771,000
Accretion of discount                                       58,000      295,000
                                                       -----------  -----------
Standardized Measure, end of year                      $15,131,000  $ 6,270,000
                                                       ===========  ===========

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable to the Registrant.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

The directors and executive officers of the Company are as follows:


                                                         Served as
      Name           Age          Position             Director Since
------------------   ---  --------------------------   --------------
Patrick J. Duncan     38  President, Chief Financial        1995
                            Officer, and Director
Steve A. Antry        45  Director                          1996
Stephen L. Fischer    42  Director                          1997
Homer C. Osborne      71  Director                          1994
James C. Ruane        66  Director                          1980
Clemons F. Walker     61  Director                          1996

   The Company's Board of Directors held 3 meetings during 2000. Two of these were actual meetings at which all directors attended except for James C. Ruane who missed one meeting. The other meeting was held by unanimous written consent.

   The Company does not have an audit committee. However, the entire board reviews the Company's quarterly and annual financial statements and meets with the Company's independent auditors to review the results of the annual audit and address any accounting matters or questions raised by the auditors.

   The Company does not have a compensation committee. The entire board will periodically review the compensation of the Company's officers and administer and award options under all the Company's stock option plans.

   Patrick J. Duncan has been the Company's  President  since November 1998, the
Company's Chief Financial Officer since September 1994, and the Company's Treasurer since March 1996. In addition to managing the day- do-day activities of the Company, Mr. Duncan is responsible for all the financial, accounting and administrative reporting and compliance required by his individual job titles. Mr. Duncan was an Audit Manager with HEIN + ASSOCIATES LLP, Certified Public Accountants, from 1991 until joining the Company as our Controller in April 1994. From 1988 until 1991, Mr. Duncan was an Audit Supervisor with Coopers & Lybrand, Certified Public Accountants. Mr. Duncan received a B.S. degree from the University of Wyoming in 1985.

   Steve A. Antry is a founder, the President and Chairman of the Board of Directors of Beta Oil and Gas, Inc., a publicly held entity headquartered in Tulsa, Oklahoma. In addition, Mr. Antry founded Beta Capital Group, Inc., a financial consulting firm in November 1992, and was its President through June 1997. Beta Capital Group, Inc. specializes in selecting and working with emerging oil and gas exploration companies which have production and drilling prospects strategic for rapid growth yet also need capital and market support to achieve that growth. Mr. Antry remains Chairman of the Board of Directors of Beta Capital Group, Inc. but resigned as its President to devote his full attention to Beta Oil and Gas. Before forming Beta Capital Group, Inc., Mr. Antry was an officer of Benton Oil & Gas company, from 1989 through 1992, ultimately becoming President of a wholly owned subsidiary. Mr. Antry was a Marketing Director for Swift Energy from 1987 through 1989. Mr. Antry began working in the oil fields in Oklahoma in 1974. He has served in various exploration management capacities with different companies, including Warren Drilling Company, as Vice President of Exploration and Nerco Oil and Gas, a division of Pacific Power and Light, where he served as Western Regional Land Manager. Mr. Antry is a member of the International Petroleum Association of America "IPAA", serving on the Capital Markets Committee and has B.B.A.
and M.B.A. degrees from Texas Christian University.

   Stephen L. Fischer has been the Vice President of Capital Markets of Beta Oil and Gas, Inc. since 1998, and has been Vice President of Beta Capital Group, Inc. since March 1996. From April 1996 through March 1998 he was also a registered representative of Signal Securities, Inc., a registered broker-dealer. Between 1991 and before joining Beta Capital Group, Inc. in 1996, Mr. Fischer was a Registered Representative of Peacock, Hislop, Staley & Given, an Arizona based investment banking firm. Since 1983, Mr. Fischer has held various positions in the financial services industry in investment banking, retail, and institutional sales, with a special emphasis on the oil and gas exploration sector.

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

   Clemons F. Walker has been an independent financial consultant since August of 1996. Prior to that he was employed as an investment banker and stockbroker. Between 1978 and August 1995, Mr. Walker worked for Wilson Davis in Las Vegas, Nevada when Presidential Brokerage purchased the Wilson Davis office in Las Vegas and he continued to work for the surviving entity until August of 1996.
Since 1978, Mr. Walker has focused his efforts in investment banking by supporting small-cap companies through assistance in private placements, public offerings and other capital raising efforts. During his career, Mr. Walker has organized, advised, facilitated, sold and participated in numerous debt and equity transactions (both public and private) in a variety of industries, including the oil and gas industry. Mr. Walker has a bachelor of arts degree in Business Administration from Brigham Young University with a concentration in Finance.

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

The following disclosure is based solely upon a review of the Forms 3 and 4 and any amendments thereto furnished to the Company during our fiscal year ended December 31, 2000, and Forms 5 and amendments thereto furnished to us with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons. Based on this review no person who was a director, officer or beneficial owner of more than 10% of the Company's outstanding common stock during such fiscal year filed late reports on Forms 3 and 4.

ITEM 10 - EXECUTIVE COMPENSATION

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

                           SUMMARY COMPENSATION TABLE

                                                                         Long-Term
                                    Annual Compensation            Compensation Awards(2)
                               -------------------------------  ----------------------------
                                                     Other      Restricted     Securities
 Name and Principle                                  Annual       Stock        Underlying
     Position            Year   Salary    Bonus   Compensation    Awards     Options/SARs(#)
---------------------    ----  --------  -------  ------------  ----------   ---------------
Patrick J. Duncan        2000  $ 97,500  $50,000      None       150,000         600,000
 President and CFO(1)    1999  $ 97,957    None       None         None           None
                         1998  $104,370    None       None         None           None
Willard H. Pease, Jr.
 Former President and
 CEO(3)                  1998  $108,303  $25,000   $ 150,000       None           None

(1) Mr. Duncan was appointed by the Board of Directors as the Company's President to succeed Mr. Pease. No additional amounts have been shown as Other Annual Compensation because the aggregate incremental cost to us for personal benefits provided to Mr. Duncan did not exceed the lesser of $50,000 or 10% of his annual salary in any given year.

(2) At the time of the restructuring of the outstanding preferred stock and the termination of the merger with Carpatsky, the Board of Directors approved and amended employment agreement for Patrick J. Duncan, the Company's President and CFO. The amended terms of the agreement, which became effective November 2, 2000, include provisions for: 1) a $50,000 cash bonus; 2) the issuance of 150,000 shares of restricted common stock, and a warrant to purchase up into 600,000 shares of the Company's common stock at $0.50 per share, exercisable at the earlier of: (a) December 31, 2004; or
     (b)(i) as to 300,000 shares, if the Company's reported closing sales price for its common stock is at least $1.50 for at least 80% of the trading days in a one month period (these warrants vested on March 5, 2001), and (ii) as to other 300,000 shares, if the Company's reported closing sales price for its common stock is at least $2.00 for at least 80% of the trading days in a three month period or should the Company enter into a reorganization or merger transaction in which the deemed or actual value received by the Company is equal to or greater than $2.00 per share (these warrants had not yet vested as of the date of this report). In consideration for the cash bonus, Mr. Duncan agreed to reduce his total severance due upon change of control from $197,500 to $150,000.

(3) Mr. Pease's employment with the Company was terminated in December 1998 . In accordance with his amended employment agreement, Mr. Pease received a cash payment of $150,000 for severance.

Option Grants in the Last Fiscal Year

The following table provides supplemental information relating to the Company's grants of warrants during 2000 to the executive officers named in the Summary Compensation Table above, including the relative size of each grant, and each grant's exercise price and expiration date. There were no stock options or stock appreciation rights ("SARs") granted during the last fiscal year.

                     Option/SARs Grants in Last Fiscal Year


                                                      Individual Grants
                       ---------------------------------------------------------
                                                      Percent of Total
                         Numbers of Securities          Options/SARs
                               Underlying           Granted to Employees  Exercise or Base  Expiration
     Name              Options/SARs(2) Granted (=)     in Fiscal Year       Price ($/Sh)       Date
-----------------      ---------------------------  --------------------  ----------------  ----------
Patrick J. Duncan               600,000                     96%                 $0.50        12/31/05

Aggregated  Option  Exercises  in the Last Fiscal  Year and the Fiscal  Year-End
  Option Values

The table below provides information with respect to the unexercised options to purchase the Company's common stock held by the named executive officers at December 31, 2000. No options were exercised during fiscal 2000.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


                                                                 Number of
                                                                 Securities     Value of
                                                                 Underlying     Unexercised
                                                                 Unexercised    In-the-Money
                                                                 Options/SARs   Options/SARs
                                                                 at FY-End (#)  at FY-End ($)
                            Shares Acquired                      Exercisable/   Exercisable/
           Name             on Exercise (#)  Value Realized ($)  Unexercisable  Unexercisable
--------------------------  ---------------  ------------------  -------------  -------------
Patrick J. Duncan                None               None           0/600,000    $ 0/225,000(1)
     President and CFO

   (1) The value of the unexercised In-the-Money Options was determined by multiplying the number of unexercised warrants or options (that were in other money on December 31, 2000) by the closing sales of the Company's common stock on December 31, 2000 (as reported by OTCBB) and from that total, subtracting the total exercise price.

Employment Contract
As discussed in detail in Note 6 of the financial statements, the Board of Directors amended the Employment Agreement of Patrick J. Duncan on November 2, 2000. The Employment Agreement, among other things, appoints Mr. Duncan as the Company's President and Chief Financial Officer, provides for an annual salary of $97,500 and provides for a severance payment of $150,000 should he be terminated without cause or for a change of control of the Company.

Compensation of Directors
Directors who are employees or otherwise receive compensation from us do not receive additional compensation for service as directors. Outside directors each receive a $2,500 annual retainer fee, $750 per meeting attended and $100 per meeting conducted via telephone conference. Historically, all fees are paid in the form of the Company restricted common stock but future fees may be paid in cash and/or common stock. In December 2000, the Company issued 34,500 shares of restricted common stock valued at $21,563 to our five non-employee directors as compensation for services from September 1, 1999 though December 31, 2000 in lieu of cash fees.

ITEM 11 - SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock, its only class of outstanding voting securities as of January 1, 2001, by (i) each of the Company's directors and officers, and (ii) each person or entity who is known to the Company to own beneficially more than 5% of the outstanding common stock with the address of each such person or entity. Beneficial owners listed have sole voting and investment power with respect to the shares unless otherwise indicated.

                      SECURITY OWNERSHIP OF MANAGEMENT AND
                            CERTAIN BENEFICIAL OWNERS


                               Amount and Nature of      Percent of
Name of Officer or Director   Beneficial Ownership(1)    Class (12)
---------------------------   -----------------------    ----------
Steve A. Antry                    20,750 Shares (2)          1.08%
Patrick J. Duncan                476,064 Shares (3)         21.17%
Stephen L. Fischer                20,995 Shares (4)          1.09%
Homer C. Osborne                  24,759 Shares (5)          1.28%
James C. Ruane                    41,892 Shares (6)          2.17%
Clemons F. Walker                 28,985 Shares (7)          1.50%
                                  -----------------         ------
All Officers and Directors as a
  group (six persons)            613,445 Shares (8)         26.90%
Kayne Anderson, et al.
 1800 Avenue of the Stars
 Second Floor
 Loss Angeles, CA 90067          991,717 Shares (9)(10)     34.01%
State Street, et al
 Chase/Chemical Bank
 A/C State Street Bank & Trust Co.
 4 New York Plaza
 Ground Floor/Receive Window
 New York, NY 10004              666,667 Shares (9)(11)     25.73%
Security Ownership of Series C
 Preferred Stockholders
 as a Group (6 entities)       1,658,384 Shares (9)(12)     46.29%(13)

(1) Shares are owned directly and beneficially unless stated otherwise.

(2) Includes 15,000 shares that are owned directly by Mr. Antry, and 5,750 shares underlying presently exercisable options.

(3) Includes 151,564 shares owned directly by Mr. Duncan, 24,500 shares underlying presently exercisable options, and 300,000 shares underlying presently exercisable warrants. Does not include 300,000 shares underlying warrants which are not presently exercisable.

(4) Includes 15,595 shares owned directly by Mr. Fischer, 400 shares owned by his wife and 5,000 shares underlying presently exercisable options.

(5) Includes 17,276 shares owned directly by Mr. Osborne and 7,483 shares underlying presently exercisable options.

(6) Includes 33,953 shares owned directly by Mr. Ruane, 456 shares held by Mr. Ruane as trustee for two trusts, over which shares Mr. Ruane may be deemed to have shared voting and investment power and 7,483 shares underlying presently exercisable options.

(7) Includes 23,235 shares owned directly by Mr. Walker and 5,750 shares underlying presently exercisable options.

(8) Includes 262,929 shares owned, directly or indirectly, 55,966 shares underlying presently exercisable options, and 300,000 shares underlying presently exercisable warrants.

(9) Percentages and shares shown for the 6 beneficial owners underlying the warrants they received in connection with the surrender of the Series B Preferred Stock in November 2000.

(10) The warrants held by four entities which are effectively controlled by Kayne Anderson Investment Management, Inc., a Nevada corporation, a registered investment advisor. The entities which directly own the warrants are Kayne Anderson Diversified Capital Partners, L.P., Arbco Associates, L.P., Kayne Anderson Non-Tradition Investments, and Kayne Anderson Capital Partners, L.P.

(11) The warrants are held by two entities, Marine Crew & Co, and Sandpiper & Co. that are effectively controlled by State Street Research and Management Company, a registered investment advisor.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Beta Capital Group, Inc.-
In March 1996, the Company entered into a three-year consulting agreement with Beta Capital Group, Inc. ("BCG"). BCG's president, Steve Antry, has been a director of the Company since August 1996. The consulting agreement with BCG provided for, among other things, minimum monthly cash payments of $17,500 plus reimbursement for out-of-pocket expenses. During 1999, the last year of the agreement, BCG received $35,000 for consulting fees plus $2,750 for reimbursement out-of-pocket expenses pursuant to the terms of consulting agreement.

Transactions with Other Directors-
In July 1998 our Board of Directors established an Executive Committee designed to manage the significant aspects of our business on a committee basis. Mr. William F. Warnick, a director, was elected as Chairman of the Committee. In exchange for his services in 1998, Mr. Warnick received cash compensation of $44,010 plus $17,966 for reimbursement of out-of-pocket expenses. In 1999, Mr. Warnick received cash compensation of $17,550 plus $6,307 for reimbursement of out-of-pocket expenses. The Executive Committee was dissolved by unanimous vote of the Board of Directors on April 26, 1999 at the request of Mr. Duncan and Mr. Antry because they did not feel the Executive Committee was being utilized and any significant transactions were already being addressed by the full Board. Mr. Warnick resigned as director and Chairman of the Board on September 10, 1999.

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


Exhibit
No.                            Description and Method of Filing
---  -------------------------------------------------------------------
3.1  Articles of Incorporation.  Incorporated by reference to Exhibit 3.1 of the
     Registrant's  Annual  Report  on Form  10-KSB  for the  fiscal  year  ended
     December 31, 1998.

3.2  Certificate of Amendment to the Articles of Incorporation filed on June 23,
     1993.  Incorporated by reference to Exhibit 3.2 of the Registrant's  Annual
     Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.

3.3  Certificate of Amendment to the Articles of Incorporation filed on June 29,
     1993.  Incorporated by reference to Exhibit 3.3 of the Registrant's  Annual
     Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.

3.4 Plan of Recapitalization. Incorporated by reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended
     December 31, 1999.

3.5  Certificate of Amendment to the Articles of Incorporation  filed on July 5,
     1994.  Incorporated by reference to Exhibit 3.5 of the Registrant's  Annual
     Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.

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

3.9 Bylaws as amended and restated. Incorporated by reference to Exhibit 3.9 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended
     December 31, 1998.

4.1  Certificate of  Designation of Series C Redeemable 5% Cumulative  Preferred
     Stock.  Incorporated  by  reference  to  Exhibit  10.1 of the  Registrant's
     Current Report on Form 8-K dated November 8, 2000.

10.1 1993 Stock  Option Plan.  Incorporated  by reference to Exhibit 10.1 of the
     Registrant's  Annual  Report on Form  10-KSB/A  for the  fiscal  year ended
     December 31, 1999.

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

10.6 1996  Stock  Option  Plan.   Incorporated  by  reference  to  10.6  of  the
     Registrant's  Annual  Report on Form  10-KSB/A  for the  fiscal  year ended
     December 31, 1999.

10.7 1997 Long Term Incentive Option Plan.  Incorporated by reference to Exhibit
     10.7 of the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.

10.9 Exploration Agreement dated 1/1/97 between Parallel Petroleum  Corporation,
     Sue-Ann Production Company, TAC Resources, Inc., Allegro Investments, Inc.,
     Beta  Oil and Gas  Company,  Pease  Oil and Gas  Company,  Meyer  Financial
     Services,   Inc.,  Four-Way  Texas,  LLC  regarding  the  Ganado  Prospect.
     Incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.

10.14 Termination  Agreement  with Carpatsky  Petroleum,  Inc. dated November 7,
      2000.  Incorporated by reference to Exhibit 10.1 of  Registrant's  Current
      Report on Form 8-K dated November 8, 2000.

10.15 Certificate of Designation of Series C Redeemable 5% Cumulative  Preferred
      Stock of Pease Oil and Gas Company, as filed November 8,2000. Incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K dated November 8, 2000.

10.16 Preferred  Stock Exchange  Agreement,  dated  effective  November 1, 2000.
      Incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated November 8, 2000.

10.17 Preferred Stock  Surrender  Agreement,  dated effective  November 1, 2000.
      Incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated November 8, 2000.

10.18 Form of Warrant issued in connection  with surrender of Series B Preferred
      Stock.  Incorporated by reference to Exhibit 10.5 of Registrant's  Current
      Report on Form 8-K dated November 8, 2000.

10.19 Amended and Restated Termination  Agreement with Carpatsky Petroleum, Inc.
      dated April 3, 2001.

10.20 Employment Agreement with Patrick J. Duncan dated November 2, 2000.

10.21 Form of Warrant issued to Patrick J. Duncan.

10.22 Promissory Note of Carpatsky Petroleum, Inc. dated April 3, 2001.


(b) Reports on Form 8-K: The Company filed the following reports on Form 8-K for the period October 1, 2000 through march 30, 2001:

       Item Reported        Date          Financial Statements
       -------------   ----------------   --------------------
   (1)     5.7         November 8, 2000   None- Not Applicable
   (2)     5           April 9, 2001      None- Not Applicable

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEASE OIL AND GAS COMPANY

Date: April 16, 2001                By: /s/ Patrick J. Duncan
                                    -----------------------------------------
                                    Patrick J. Duncan
                                    Principal Executive Officer and Principal
                                      Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 16, 2000                By: /s/ Patrick J. Duncan
                                    -----------------------------------
                                    Patrick J. Duncan
                                    President, Chief Financial Officer, Director

Date: April 16, 2000                By: /s/ Steve A. Antry
                                    -----------------------------------
                                    Steve A. Antry, Director

Date: April 16, 2000                By: /s/ Stephen L. Fischer
                                    -----------------------------------
                                    Stephen L. Fischer, Director

Date: April 16, 2000                By: /s/ Homer C. Osborne
                                    -----------------------------------
                                    Homer C. Osborne, Director

Date: April 16, 2000                By: /s/ James C. Ruane
                                    -----------------------------------
                                    James C. Ruane, Director

Date: April 16, 2000                By: /s/ Clemons F. Walker
                                    -----------------------------------
                                    Clemons F. Walker, Director