Form 10QSB
period 2001-03-31
PEASE OIL & GAS CO /CO/
filed 2001-05-21
CIK 76878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 X      Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 or

          Transition report pursuant to section 13 or 15(d) or the Securities Exchange Act of 1934

FOR THE QUARTER ENDED MARCH 31, 2001

Commission File Number 0-6580

PEASE OIL AND GAS COMPANY
(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	87-0285520 (I.R.S. Employer Identification Number)

751 Horizon Court, Suite 203
Grand Junction, Colorado 81506
(Address of Principal executive offices)
(970) 245-5917
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
or the past 90 days.  Yes  X   No

        As of April 15, 2001 the registrant had 1,924,398 shares of its $0.10 par value Common Stock issued and outstanding.

        Transitional Small Business Issuer Disclosure Format (check one):  Yes          No  X

TABLE OF CONTENTS

PAGE NUMBER
PART I - Financial Information
Item 1. Unaudited Financial Statements
Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	3
Consolidated Statements of Operations For the Three Months Ended March 31, 2001 and 2000	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000	5
Notes to Consolidated Financial Statements	6-7
Item 2. Management's Discussion and Analysis
Liquidity, Capital Expenditures and Capital Resources	8
Results of Operations
Overview	9
Oil and Gas	9-11
General and Administrative	11
Depreciation Depletion and Amortization	11
Interest Expense	12
Disclosure Regarding Forward-Looking Statements	12
PART II - Other Information
Item 1. Legal Proceedings	13
Item 2. Changes in Securities	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	13
Item 6. Exhibits and Reports on Form 8-K	13
PART III - Signatures	13

PART 1- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
ASSETS	2001	2000
CURRENT ASSETS:
Cash and equivalents	$ 1,258,799	$ 1,407,769
Trade receivables, net	516,721	634,107
Prepaid expenses and other	107,960	60,144
Total current assets	1,883,480	2,102,020
OIL AND GAS PROPERTIES, at cost (full cost method):
Unevaluated properties	2,140,262	2,600,657
Costs being amortized	21,870,893	19,539,376
Total oil and gas properties	24,011,155	22,140,033
Less accumulated amortization	(16,901,406)	(15,866,536)
Net oil and gas properties	7,109,749	6,273,497
OTHER ASSETS:
Office equipment and vehicle	230,624	230,624
Less accumulated depreciation	(200,104)	(195,508)
Net office equipment and vehicle	30,520	35,116
Note receivable, net	90,000	90,000
Debt issuance and debt restructuring costs	55,212	46,079
Deposits and other	4,995	4,995
Total other assets	180,727	176,190
TOTAL ASSETS	$ 9,173,956	$ 8,551,707
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt:
Convertible Debenture, net	$ 118,722	$ 308,387
Other	6,900	6,873
Accounts payable, trade	670,915	328,744
Accrued expenses	80,374	77,882
Total current liabilities	876,911	721,886
LONG-TERM DEBT, less current maturities:	2,653,338	2,410,525
Total liabilities	3,530,249	3,132,411
REDEEMABLE PREFERRED STOCK:
Series C Preferred Stock, par value $0.01 per share, 99,503 shares authorized, issued and outstanding. (Redeemable for $3,316,767
and a Liquidation Preference of $4,975,150 at March 31, 2001)	4,975,150	4,975,150
OTHER STOCKHOLDERS' EQUITY:
Undesignated Preferred Stock, par value $0.01 per share, 2.0 million shares authorized, of which 1,395,000 have been retired,
and 99,503 have been designated as Series C.	-	-
Common Stock, par value $0.10 per share, 4,000,000 shares
authorized, 1,924,398 shares issued and outstanding.	192,440	192,440
Additional paid-in capital	32,519,779	32,519,779
Accumulated deficit	(32,043,662)	(32,268,073)
Total Other Stockholders' Equity	668,557	444,146
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,173,956	$ 8,551,707

PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months
	Ended March 31,
	2001	2000
REVENUE:
Oil and gas sales	$ 843,838	$ 798,998
OPERATING COSTS AND EXPENSES:
Oil and gas production costs	140,125	163,078
General and administrative	176,015	173,367
Depreciation, depletion and amortization	229,466	251,757
Total operating costs and expenses	545,606	588,202
INCOME FROM OPERATIONS	298,232	210,796
OTHER INCOME (EXPENSES):
Interest and other income	15,919	9,224
Interest expense	(89,740)	(90,046)
NET INCOME	224,411	129,974
Preferred Stock dividend charges	(46,642)	(66,141)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$ 177,769	$ 63,833
BASIC:
Earnings Per Share	$ 0.09	$ 0.04
Weighted Average Shares Outstanding	1,924,398	1,731,398
DILUTED:
Earnings Per Share	$ 0.05	$ 0.01
Weighted Average Shares Outstanding	3,575,914	18,325,891

PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months
	Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 224,411	$ 129,974
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	229,466	251,757
Amortization of debt discount and issuance costs	89,394	89,394
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade receivables	117,386	(134,651)
Prepaid expenses and other assets	(47,816)	(7,888)
Increase (decrease) in:
Accounts payable	85,526	22,251
Accrued expenses	2,492	(29,127)
Net cash provided by operating activities	700,859	321,710
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property, plant and equipment	(804,478)	(150,283)
Proceeds from redemption of Certificate of Deposit	-	15,000
Net cash used in investing activities	(804,478)	(135,283)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,659)	(1,355)
Deferred debt restructuring costs	(43,692)	-
Net cash used in financing activities	(45,351)	(1,355)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(148,970)	185,072
CASH AND EQUIVALENTS, beginning of period	1,407,769	724,354
CASH AND EQUIVALENTS, end of period	$1,258,799	$ 909,426
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 68,957	$ 70,787
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in accounts payable for oil & gas exploration activities	$ 256,645	$ 44,016

PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in our Annual Report on
Form 10-KSB for the year ended December 31, 2000.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies we followed are set forth in Note 1 to our financial statements in Form
10-KSB for the year ended December 31, 2000.  We suggest that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-KSB.

Note 2 - Debt Financing Arrangements

Long-Term Debt - Long-term debt at consists of the following:

	March 31,	December 31,
	2001	2000
Convertible debentures, interest at 10%, Original maturity April 2001, senior and unsecured	$2,782,500	$2,782,500
Less unamortized discount	(18,278)	(73,113)
Net carrying value	2,764,222	2,709,387
Note payable to bank, interest at 8.5%, monthly payments of $669, due March 2003, collateralized by a vehicle	14,738	16,398
Total long-term debt	2,778,960	2,725,785
Less current maturities, net of unamortized discount	(125,622)	(315,260)
Long-term debt, less current maturities	$2,653,338	$2,410,525

When the Company filed its Annual Report on Form 10-KSB on April 16, 2001, we had reported that approximately 86%, or $2,401,000, of the outstanding debentures had been restructured.  These debenture holders agreed to extend their maturity date for two years, from April 15, 2001 to April 15, 2003, in exchange for: a) lowering the conversion rate from $30.00 to $1.75; and b) increasing the interest rate from 10% to 11% per annum.  Subsequent to April 16, 2001, an additional $244,500 of the debenture was restructured under the same terms and the remaining balance of $137,000 was paid
in full.   Interest will continue to be due and payable on the restructured debenture on a quarterly basis. The new conversion rate of $1.75 represented the current market rate of the Company's common stock on the date the restructuring plan was accepted by the majority of the debenture holders and formally committed to by the Board of Directors. In addition, the Company agreed that, subject to certain exceptions, it is prohibited from incurring indebtedness that is senior to the Debentures so long as they are outstanding.

The balance of the debentures that were restructured have been classified as long-term debt on the December
31, 2000 and March 31, 2001 balance sheets in accordance with SFAS No. 6 titled "Classification of
Short-Term Obligations Expected to be Refinanced".

Note 3 - Preferred Stock Restructuring

Pease Oil and Gas Company (the "Company") has the authority to issue up to 2,000,000 shares of
Preferred Stock of which 1,395,000 shares have been retired as of March 31, 2001.  The remaining
Preferred Stock may be issued in such series and with such preferences as determined by the Board of Directors.

In December 1997, the Board of Directors "designated" 145,300 shares as the Series B 5% PIK
Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and on December 31, 1997,
the Company issued 113,333 shares of Series B Preferred Stock for $5,666,650.

The Series B Preferred Stock was convertible into common stock at a 25% discount to the market price.
This discount feature became hyper-dilutive when the common stock price decreased beginning shortly after its issuance in December 1997. Based on the average price of the common stock during the first three months of 2000, the outstanding Series B could have been converted into approximately 16.6 million shares of common, or over 90% of the common equity after a conversion.  Obviously, the
Company's common stockholders would have been left with very little ownership.

In November 2000, following extensive negotiations, six institutional holders, holding approximately
94% of the Series B Preferred stock with a stated value of over $4.97 million, exchanged their Series
B for a new class of non-voting, non-convertible, preferred stock designated as the "Series C"
Preferred stock. The Series C Preferred must be redeemed, at its stated value, on December 31, 2005.
However, the Company may, at its election, redeem the Series C at a 33% discount (or approximately
$3.13 million if all of it is redeemed), either in whole or in part, through December 31, 2003. The
Company redeemed the remaining 6% of the Series B Preferred at a 33% discount, or $210,833.
Therefore, as of the date of this report, there is no outstanding hyper-dilutive Series B Preferred Stock.

In connection with this restructuring, all the holders of the Series B Preferred stock waived all of the dividends in arrears (the Company had not paid any dividends on the Series B Preferred stock since September 1, 1999).  The Series C Preferred Stock will receive dividends at a rate of 5% per annum starting in the second quarter of 2001 (these dividends started to accrue on April 1, 2001).

As an inducement for the Series B Preferred stockholders to restructure their investment and grant a discounted redemption feature, the  Company issued warrants to acquire up to 1,763,800 shares of common stock exercisable at $0.50 per share. These warrants will expire on December 31, 2003.

PEASE OIL AND GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 - Net Income Available to Common Stockholders

The net income available to common stockholders is determined by deducting any dividends accruing to the benefit of the preferred stockholders from our net income.  Accordingly, a reconciliation of net income available to common stockholders is as follows:

	For the Three Months
	Ended March 31,
	2001	2000
Net Income	$224,411	$129,974
Imputed Dividends for the Series C Preferred Stock	(46,642)	-
Dividends in Arrears for the Series B Preferred Stock	-	(66,141)
Net Income Available to Common Stockholders	$177,769	$ 63,833

The dividends in arrears at March 31, 2000 have been included for purposes of determining the net income available to common stockholders even though they were subsequently waived in connection with the preferred stock restructuring discussed in Note 3.  The imputed dividend charge of $46,642 recognized in 2001 represents 25% of the dividend that will be payable this year (this charge is being recognized even though the dividends did not start accruing until April 1, 2001).

Note 5 - Earnings Per Common Share

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
	For the Three Months Ended March 31,
	2001			2000
BASIC	Income	Shares	Per Share	Income	Shares	Per Share
Income available to common stockholders	$ 177,769	1,924,398	$ 0.09	$ 63,833	1,731,398	$ 0.04
EFFECT OF DILUTIVE SECURITIES
Assumed exercise of dilutive warrants and options	-	1,651,516	(0.04)	-	-	-
Assumed conversion of the Series B preferred stock	-	-	-	66,141	16,594,493	(0.03)
DILUTED
Income available to common stock including assumed conversions	$ 177,769	3,575,914	$ 0.05	$129,974	18,325,891	$ 0.01

For the three months ending March 31, 2000, the "diluted" earnings per common share assumes that the
Series B preferred stock, which  was restructured in November 2000, was converted into common stock using an assumed conversion price of $0.3281 per share (this represents the price the Series B preferred stock could have converted into using the market price of the common stock on March 31, 2000).

As of March 31, 2001, there were 2,486,080 options and warrants outstanding.  Of that total, 2,388,800 had a dilutive effect on the 2001 earnings per share calculation and resulted in 1,651,516 incremental weighted average shares outstanding under the treasury stock method for the three months ended March
31, 2001.  The remaining 97,280 options were excluded from the calculation of diluted earnings per share in 2001 because they would have been anti-dilutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity, Capital Expenditures and Capital Resources
At March 31, 2001, our cash balance was $1,258,799 with a positive working capital  position of
$1,006,569, compared to a cash balance of $1,407,769 and a positive working capital position of
$1,447,952 at December 31, 2000.  The change in our cash balance is summarized as follows:

Cash balance at December 31, 2000	$1,407,769
Sources of Cash:
Cash provided by operating activities	700,859
Uses of Cash:
Capital expenditures for exploration activities	(804,478)
Debt restructuring costs	(43,692)
Repayment of long term debt	(1,659)
Total uses of cash	(849,829)
Cash balance at March 31, 2001	$1,258,799

We were able to generate positive cash flow from operating activities of $700,859 during the first three months of 2001 principally due to the favorable oil and gas prices being enjoyed this year.  As discussed more thoroughly later in the Results of Operations section under the caption "Oil and Gas", the average prices received by the Company in 2001 were $27.78 per bbl of oil and $6.77 per Mcf of natural gas.

The costs incurred for our oil and gas activities for the first three months of 2001 are summarized as follows (the $256,644 difference between the total cash paid for exploration activities in the above table and the amount presented below, represents the net increase in accounts payable for the exploration activities between December 31, 2000 and March 31, 2001):
				Internal
Category:	Program Operator			Other
	NEG	Parallel	AHC	Costs	Total	%
Acquisition of unproved properties	$ -	$ 25,961	$ 10,280	$ -	$ 36,241	3%
Exploration costs	-	437,272	224,740	30,335	692,346	65%
Development and workovers	262,513	-	-	1,412	263,925	25%
Capitalized interest	-	-	-	68,610	68,610	6%
Total	$262,513	$463,233	$235,020	$100,356	$1,061,122	100%
Percent	25%	44%	22%	9%	100%

A description of the areas we have an oil and gas interest in are more thoroughly discussed in our 2000
Annual Report on Form 10-KSB.  There have been no significant changes in our areas of operation since the date of that report.

Since we are a non-operator in all of the areas in which we hold an oil and gas interest, we do not necessarily control the timing of any development or exploration activities and therefore have little control over the corresponding required cash outlays.  However, we currently expect the expenditures that will be proposed by the respective operators of our core areas to be within the following ranges through the first quarter of 2002:
		Estimated Investment
Area	Operator	Minimum	Maximum
Formosa, Texana, and Ganado	Parallel Petroleum, Inc. ("Parallel")	$ 1,050,000	$ 2,100,000
East Bayou Sorrel	National Energy Group, Inc. ("NEG")	250,000	500,000
Maurice Prospect	Amerada Hess Corporation ("AHC")	50,000	100,000
Total		$ 1,350,000	$ 2,700,000

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

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

1691:
	For the Three Months
	Ended March 31,
	2001	2000
Production:
Oil (bbls)	7,902	23,072
Gas (Mcf)	92,167	52,397
BOE (6:1)	23,265	31,805
Average Sales Price:
Oil (per bbl)	$ 27.78	$ 27.93
Gas (per Mcf)	6.77	2.95
Per BOE (6:1)	36.27	25.12
Operating Margins;
Revenue -
Oil	$ 219,522	$ 644,497
Gas	624,316	154,501
Total Revenue	843,838	798,998
Costs -
Lifting Costs	(77,100)	(73,799)
Production taxes	(63,025)	(89,279)
Total Costs	(140,125)	(163,078)
Operating Margin	$ 703,713	$ 635,920
Operating Margin Percent	83%	80%
Production Costs per BOE before DD&A	$ 6.02	$ 5.13
Change in Revenue Attributable to :
Production	$(306,493)
Price	351,333
Total Increase in Revenue	$ 44,840

Comparison of Oil and Gas Production for the Three Months Ended March 31, 2001 & 2000:

Oil production decreased by 15,170  bbls and total BOE production decreased 8,540 BOE for the three months ended March 31, 2001, when compared to the same period in 2000, primarily because the
Schwing # 1 well, located in the East Bayou Sorrel field, was shut-in for the entire first quarter of 2001.
During the first three months of 2000, the  Schwing # 1 produced 13,015 net bbls of oil (114,256 gross)
and 12,890 net Mcf of gas (113,160 gross) representing 56% of the Company's oil production and
48% of the Company's total BOE production for that quarter.  The Schwing # 1  has been shut in due to apparent formation problems that started in September 2000, when sand began showing up in the production fluids.  At that time, in order to mitigate the sand, NEG (the operator of the well)
immediately cut the production rate back to approximately 500 bbls per day and 500 Mcf per day.
The well produced at that level until late December 2000 when the sand emulsion reappeared and production ceased.  Remedial efforts, utilizing coiled tubing, were attempted to clean out the well bore and restore production, however, those efforts failed.

The Company is currently evaluating a plan to sidetrack the well to an up-dip location in the productive reservoir.  This procedure,  if successful, would accomplish two objectives: 1) it would place the new bottom hole location away from the apparently damaged producing interval; and 2) it would relocate the
"take point" of this reservoir to an up-dip location to recover the "attic" oil that could not have been recovered from the present bottom hole location even if the well bore had not sanded up.  Although neither the Company or its independent reservoir engineers, Netherland, Sewell and Associates, Inc., believe that the current circumstances impair the existing proved reserves attributable to this well in the
Cib Haz 3 formation, the loss of the production has and will continue to have an immediate and negative impact on the Company's cash flows until such time remedial efforts can be successfully conducted.
Even then, there can be no assurance that the sidetrack or other potential operations, will ultimately be successful in restoring this interval to sustained production.  Should the sidetrack operation, or other remedial procedure, ultimately be unsuccessful, it would have a negative impact on our estimated reserves, future production and future cash flows.  The total net reserves as of December 31, 2000, in the Schwing #1 attributable to the troubled interval (the Cib Haz 3 formation) are 58,848 BOE, representing approximately 9% of the Company's total proved reserves.  This well has other logged pay
(behind pipe proved reserves) up hole in the Cib Haz 2 sand formation which will be produced after the Cib Haz 3 is depleted or otherwise abandoned.  The Company anticipates the sidetrack or other procedure may be attempted in June or July depending on rig availability and other factors.

The 39,770 Mcf increase in net gas production during the first quarter of 2001, when compared to the same period in 2000, is  primarily attributable to the success enjoyed with our exploratory drilling in
Jackson County, Texas,  whereby 9 discovery wells were completed during the last half of 2000 and the first quarter of 2001.  These wells collectively produced over 69,530 net Mcf during the first quarter of 2001 and have helped offset the loss of production from the Schwing # 1.

Comparison of Oil and Gas Revenue for the Three Months Ended March 31, 2001 & 2000:

Oil and gas revenue for the three months ended March 31, 2001, when compared to the same period in
2000, increased by $44,840  primarily because of the substantially higher prices received for natural gas in 2001 (there was not a significant difference in the average price received for oil during the periods presented).  We received an average  price of $6.67 per Mcf of gas during the first quarter of 2001 compared to $2.95 for the same period in 2000 representing a $3.72, or 126%, increase per Mcf in
2001.  Much of the gain associated with higher gas prices was offset by the net decrease in oil production in the first quarter of 2001 which was discussed in previous paragraphs.

Well Completions and Significant Recompletions in 2001:

An exploratory well that commenced drilling in October 2000 in our Maurice prospect area, located in
Lafayette Parish, Louisiana, recently logged more than 67-ft of net pay in five sand intervals. The bottom
6-ft of the deepest sand interval was recently perforated and tested at an initial rate of 7,200 Mcf and 300 bbls of condensate per day. However, shortly after the well was placed on production in this 6-ft interval, the flowing tubing pressure began rapidly declining indicating either a smaller than anticipated reservoir and/or possible depletion in that sand interval. Based on AHC's recommendation (AHC is the operator of the well), the other 61-ft of logged pay is currently being perforated to further evaluate the well.
Accordingly, the economic benefit of this well cannot be determined until these additional perforating procedures are complete and the well has produced for some period of time. The Company has a 9.5%
working interest in this well.

This year, through the date of this report, we have participated in the drilling of seven exploratory wells located in or around Jackson County, Texas, within the prospect areas operated by Parallel. Of these seven wells, four have been commercially productive, two were dry and one is currently being completed.
The Company has a 12.5% working interest in all of these wells.

The State Lease # 2102, which is one of the three wells located in the East Bayou Sorell field, has produced from the Cib  Haz 3 sand formation since its initial completion in October 1998.  This interval became depleted in March 2001 and the well was recompleted up-hole in the Cib Haz 2 sand formation in April 2001.  On an 8/8's  basis, this well is currently producing approximately 500 bbls of oil and 500
Mcf of gas per day - a rate significantly higher than the 43 bbls of oil and 70 Mcf of gas per day averaged during the first quarter of 2001.  We own approximately a 15.9% working interest in this well.

Comparison of Production Costs for the Three Months Ended March 31, 2001 and 2000:

Lifting costs increased by $3,301 during the three months ended March 31, 2001, when compared to the same period in 2000, primarily  because of the additional discovery wells in Jackson County, Texas, that were previously discussed.

Production taxes decreased $26,254 during the first three months of 2001, when compared to the same period in 2000, primarily because the  total severance tax for our oil revenue was less in 2001 because of the net decrease in oil production.  Our average severance tax burden is approximately 12% for oil revenue and approximately 6% for gas revenue.  Accordingly, since our oil revenue, which has the higher severance tax burden, was down during 2001, the corresponding severance tax liability was also down.

Exploration Outlook:

We will continue to exploit our assets within the Jackson County, Texas area where we expect as many as six (6) additional Frio  and Yegua prospects may be proposed over the next six to nine months, depending on a number factors, including but not limited to, weather and rig availability.

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

General and Administrative
As expected, there was not a significant difference in total general and administrative expenses between the periods presented.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented consisted of the following:
	For the Three Months
	Ended March 31,
	2001	2000
Oil and Gas Properties	$ 224,870	$ 246,828
Furniture, Fixtures and Equipment	4,596	4,929
Total	$ 229,466	$ 251,757
DD&A for the oil and gas properties, per BOE:	$ 9.67	$ 7.76

The DD&A for oil and gas properties is computed using the units-of-production method utilizing only proved reserves at the end of the respective period.  The DD&A rate increased $1.91 per BOE for the three months ended March 31, 2001, when compared to the same period in 2000, as a result of the total costs subject to amortization increased by approximately $3.3 million between March 31, 2000 and March 31, 2001.  This increase is attributable to the costs of new wells drilled, including direct drilling costs and allocated seismic costs, that were added to the costs subject to amortization during that period.

Interest Expense
Total interest incurred, and its allocation, for the periods presented is as follows:
	For the Three Months
	Ended March 31,
	2001	2000
Interest paid or accrued	$ 68,957	$ 69,832
Amortization of debt discount	54,834	54,834
Amortization of debt issuance costs	34,559	34,562
Total interest incurred	158,350	159,228
Interest capitalized for exploration activities	(68,610)	(69,182)
Interest expense	$ 89,740	$ 90,046

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
At March 31, 2001 and as of the date of this report, we were not involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

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

Item 6. Exhibits and Reports on Form 8-K

    (a)     There are no exhibits filed with this report.

    (b)     Reports on Form 8-K:  We have not filed any reports on Form 8-K for the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                         PEASE OIL AND GAS COMPANY

Date: May 21, 2001                                            By: /s/ Patrick J. Duncan
                                                                          Patrick J. Duncan
                                                                           President and Principal Accounting Officer