Form 10QSB
period 2001-06-30
REPUBLIC RESOURCES INC /CO/
filed 2001-08-16
CIK 76878

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X}	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED JUNE 30, 2001

Commission File Number 0-6580

REPUBLIC RESOURCES, INC.
Formerly known as Pease Oil and Gas Company
(Exact name of small business issuer as specified in its charter)

      Nevada                                                                                                    87-0285520
(State of incorporation)                                                                   (I.R.S. Employer Identification Number)

.

743 Horizon Court, Suite 333Grand
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

                                       Yes [X]                       No [  ]

        As of August 15, 2001 the registrant had 2,939,815 shares of its $0.10 par value Common Stock issued and outstanding.

        Transitional Small Business Disclosure Format.                 Yes  [  ]     No [X]

TABLE OF CONTENTS

                                                                                            Page
PART I - Financial Information                                                             Number
                                                                                           ------
     Item 1.  Unaudited Financial Statements
          Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000                 3
          Consolidated Statements of Operations For the Three And Six Months Ended
                    June 30, 2001 and 2000                                                      4
          Consolidated Statements of Cash Flows for the Three and Six Months Ended
                    June 30, 2001 and 2000                                                      5
          Notes to Consolidated Financial Statements                                          6-9
     Item 2.  Mgmt's Discussion & Analysis of Financial Condition & Results of Operations

          Liquidity, Capital Expenditures and Capital Resources                                 9
          Results of Operations
                    Overview                                                                   10
                    Oil and Gas                                                             10-13
                    General and Administrative                                                 13
                    Depreciation Depletion and Amortization                                    13
                    Interest Expense                                                           13
          Disclosure Regarding Forward-Looking Statements                                      14
PART II - Other Information
          Item 1.  Legal Proceedings                                                           14
          Item 2.  Changes in Securities                                                       14
          Item 3.  Defaults Upon Senior Securities                                             15
          Item 4.  Submission of Matters to a Vote of Security Holders                         15
          Item 5.  Other Information                                                           16
          Item 6.  Exhibits and Reports on Form 8-K                                            16
PART III - Signatures                                                                          16

PART 1- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Republic Resources, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                           June 30,    December 31,
                                   ASSETS                                   2001          2000
                                   ------                                  -------     -----------
CURRENT ASSETS:
     Cash and equivalents .........................................   $  1,156,645    $  1,407,769
     Trade receivables, net .......................................        425,641         634,107
     Prepaid expenses and other ...................................         90,907          60,144
                                                                      ------------    ------------
         Total current assets .....................................      1,673,193       2,102,020
                                                                      ------------    ------------
OIL AND GAS PROPERTIES, at cost (full cost method):
     Unevaluated properties .......................................      2,245,129       2,600,657
     Costs being amortized ........................................     21,746,045      19,539,376
                                                                      ------------    ------------
         Total oil and gas properties .............................     23,991,174      22,140,033
     Less accumulated amortization ................................    (16,364,862)    (15,866,536)
                                                                      ------------    ------------
         Net oil and gas properties ...............................      7,626,312       6,273,497
                                                                      ------------    ------------
OTHER ASSETS:
     Office equipment and vehicle .................................        232,490         230,624
     Less accumulated depreciation ................................       (204,322)       (195,508)
                                                                      ------------    ------------
         Net office equipment and vehicle .........................         28,168          35,116
     Note receivable, net .........................................         78,750          90,000
     Debt issuance and debt restructuring costs ...................         89,935          46,079
     Deposits .....................................................            300           4,995
                                                                      ------------    ------------
         Total other assets .......................................        197,153         176,190
                                                                      ------------    ------------
TOTAL ASSETS ......................................................   $  9,496,658    $  8,551,707
                                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

 CURRENT LIABILITIES:
     Current maturities of long-term debt:
         Convertible Debenture, net ...............................   $       --      $    308,387
         Other ....................................................          7,258           6,873
     Accounts payable, trade ......................................        482,386         328,744
     Accrued preferred stock dividends ............................         93,284            --
     Accrued expenses .............................................         68,581          77,882
                                                                      ------------    ------------
              Total current liabilities ...........................        651,509         721,886
                                                                      ------------    ------------
LONG-TERM DEBT, less current maturities: ..........................      2,651,299       2,410,525
                                                                      ------------    ------------
              Total liabilities ...................................      3,302,808       3,132,411
                                                                      ------------    ------------
REDEEMABLE PREFERRED STOCK:
     Series C Preferred Stock, par value $0.01 per
        share, 99,503 shares authorized, issued and
        outstanding.  (Redeemable for $3,316,767 and
        a Liquidation Preference of $4,975,150 at June 30, 2001)...      4,975,150       4,975,150
                                                                      ------------    ------------
OTHER STOCKHOLDERS' EQUITY:
     Undesignated Preferred Stock, par value $0.01 per
        share, 2.0 million
          shares authorized, of which 1,395,000 have been
          retired, and 99,503 have been designated as Series C ....           --              --
     Common Stock, par value $0.10 per share, 4,000,000 shares
         authorized, 2,929,815 and 1,924,,398 shares issued and
         outstanding, respectively ................................        292,981         192,440
     Additional paid-in capital ...................................     32,921,946      32,519,779
     Accumulated deficit ..........................................    (31,996,227)    (32,268,073)
                                                                      ------------    ------------
              Total Other Stockholders' Equity ....................      1,218,700         444,146
                                                                      ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................   $  9,496,658    $  8,551,707
                                                                      ============    ============

Republic Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                          For the Three Months            For the Six Months
                                               Ended June 30,               Ended June 30,
                                          --------------------            -------------------
                                          2001            2000            2001           2000
                                          ----            ----            ----           ----
REVENUE:
     Oil and gas sales ............ $    749,174    $    828,940    $  1,593,012    $  1,627,938
                                    ------------    ------------    ------------    ------------
OPERATING COSTS AND EXPENSES:
     Oil and gas production costs        108,848         155,821         248,973         318,899
     General and administrative ...      195,646         172,104         371,661         345,471
     Depreciation, depletion
        and amortization ..........      277,674         256,031         507,140         507,788
                                    ------------    ------------    ------------    ------------
          Total operating costs
           and expenses ...........      582,168         583,956       1,127,774       1,172,158
                                    ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS ............      167,006         244,984         465,238         455,780
OTHER INCOME (EXPENSES):
     Interest and other income ....       12,013          11,543          27,932          20,767
     Interest expense .............      (38,300)        (89,884)       (128,040)       (179,930)
                                    ------------    ------------    ------------    ------------
NET INCOME ........................      140,719         166,643         365,130         296,617
PREFERRED STOCK DIVIDEND
   CHARGES ........................      (46,642)        (66,141)        (93,284)       (132,282)
                                    ------------    ------------    ------------    ------------
NET INCOME AVAILABLE TO COMMON
   STOCKHOLDERS ................... $     94,077    $    100,502    $    271,846    $    164,335
                                    ============    ============    ============    ============
BASIC:
     Earnings Per Share ........... $       0.04    $       0.06    $       0.13    $       0.09
     Weighted Average
        Shares Outstanding ........    2,149,911       1,731,398       2,037,777       1,731,398
DILUTED:
     Earnings Per Share ........... $       0.02    $       0.01    $       0.05    $       0.02
     Weighted Average
        Shares Outstanding ........    5,297,281      18,127,075       5,202,754      18,127,075

Republic Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                  For the Six Months
                                                                    Ended June 30,
                                                                  -------------------
                                                                  2001           2000
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ..............................................  $   271,846    $   296,617
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization ............      507,140        507,788
        Amortization of debt discount and issuance costs...      127,367        178,787
        Changes in operating assets and liabilities:
           (Increase) decrease in:
              Trade receivables ...........................      208,466         85,082
              Prepaid expenses and other assets ...........      (14,818)        (2,599)
           Increase (decrease) in:
              Accounts payable ............................       12,737         (6,717)
              Accrued Preferred Stock dividends ...........       93,284           --
              Accrued expenses ............................       (9,301)       (44,792)
                                                             -----------    -----------
                Net cash provided by operating activities..    1,196,721      1,014,166
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property, plant and equipment ..   (1,712,103)      (402,242)
  Proceeds from redemption of Certificate of Deposit ......         --           15,000
                                                             -----------    -----------
       Net cash used in investing activities ..............   (1,712,103)      (387,242)
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants ......................      502,708           --
  Repayment of long-term debt .............................     (140,340)        (2,871)
  Deferred debt restructuring costs .......................      (98,110)          --
                                                             -----------    -----------
       Net cash provided by (used in) financing activities.      264,258         (2,871)
                                                             -----------    -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS ...............     (251,124)       624,053
CASH AND EQUIVALENTS, beginning of period .................    1,407,769        724,354
                                                             -----------    -----------
CASH AND EQUIVALENTS, end of period .......................  $ 1,156,645    $ 1,348,407
                                                             ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest ................................  $   148,863    $   139,508
                                                             ===========    ===========
    Cash paid for income taxes ............................  $      --      $      --
                                                             ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Increase in accounts payable for oil & gas activities..  $   140,905    $    31,556
                                                             ===========    ===========

Republic Resources, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Name Change:

Effective July 11, 2001, the Company’s stockholders approved, among other things, a change in the Company’s name from Pease Oil and Gas Company to Republic Resources, Inc. (hereafter referred to as the “Company”).

Note 2 - Basis of Presentation:

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

Note 3 - Debt Financing Arrangements:

        Long-Term Debt - Long-term debt at consists of the following:

                                                                 June 30,     December 31,
                                                                   2001           2000
                                                                 --------     -----------
Convertible debentures, interest at 11%,
     Original maturity April 2001, senior and unsecured       $ 2,645,500    $ 2,782,500
     Less unamortized discount                                       --          (73,113)
                                                              -----------    -----------
       Net carrying value                                       2,645,500      2,709,387
Note payable to bank, interest at 8.5%, monthly payments
     of $669, due March 2003, collateralized by a vehicle          13,057         16,398
                                                              -----------    -----------
       Total long-term debt                                     2,658,557      2,725,785
       Less current maturities, net of unamortized discount        (7,258)      (315,260)
                                                              -----------    -----------
                 Long-term debt, less current maturities      $ 2,651,299    $ 2,410,525
                                                              ===========    ===========

When the Company filed its Annual Report on Form 10-KSB on April 16, 2001, we had reported that approximately 86%, or $2,401,000, of the outstanding debentures had been restructured. These debenture holders agreed to extend their maturity date for two years, from April 15, 2001 to April 15, 2003, in exchange for: a) lowering the conversion rate from $30.00 to $1.75 per share; and b) increasing the interest rate from 10% to 11% per annum. Subsequent to April 16, 2001, an additional $244,500 of the debentures were restructured under the same terms and the remaining balance of $137,000 was paid in full. Interest will continue to be due and payable on the restructured debenture on a quarterly basis. The new conversion rate of $1.75 represented the current market rate of the Company's common stock on the date the restructuring plan was accepted by the majority of the debenture holders and formally committed to by the Board of Directors. In addition, the Company agreed that, subject to certain exceptions, it is prohibited from incurring indebtedness that is senior to the Debentures so long as they are outstanding.

The balance of the debentures that were restructured have been classified as long-term debt on the December 31, 2000 and June 30, 2001 balance sheets in accordance with SFAS No. 6 titled “Classification of Short-Term Obligations Expected to be Refinanced”.

Note 4 - Preferred Stock Restructuring:

The Company was authorized to issue up to 2,000,000 shares of Preferred Stock of which 1,395,000 shares were retired as of June 30, 2001. The remaining 605,000 shares of Preferred Stock may be issued in such series and with such preferences as determined by the Board of Directors.

Republic Resources, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In December 1997, the Board of Directors “designated” 145,300 shares as the Series B 5% PIK Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) and on December 31, 1997, the Company issued 113,333 shares of Series B Preferred Stock for $5,666,650.

The Series B Preferred Stock was convertible into common stock at a 25% discount to the market price. This discount feature became hyper-dilutive when the common stock price decreased beginning shortly after its issuance in December 1997. Based on the average price of the common stock during the first six months of 2000, the outstanding Series B could have been converted into approximately 16.4 million shares of common, or over 90% of the common equity after a conversion.

In November 2000, six institutional holders, holding approximately 94% of the Series B Preferred stock with a stated value of over $4.97 million, exchanged their Series B for a new class of non-voting, non-convertible, preferred stock designated as the “Series C” Preferred stock. The Series C Preferred must be redeemed, at its stated value, on December 31, 2005. However, the Company may, at its election, redeem the Series C at a 331/3% discount (or approximately $3.13 million if all of it is redeemed), either in whole or in part, through December 31, 2003. The Company redeemed the remaining 6% of the Series B Preferred at a 331/3% discount, or $210,833. Therefore, as of the date of this report, there is no outstanding hyper-dilutive Series B Preferred Stock.

In connection with this restructuring, all the holders of the Series B Preferred stock waived all of the dividends in arrears (the Company had not paid any dividends on the Series B Preferred stock since September 1, 1999). The Series C Preferred Stock will receive dividends at a rate of 5% per annum (these dividends started to accrue on April 1, 2001 and the first dividend was paid in July 2001).

As an inducement for the Series B Preferred stockholders to restructure their investment and grant a discounted redemption feature, the Company issued warrants to acquire up to 1,763,800 shares of common stock exercisable at $0.50 per share. During the second quarter of 2001, warrants to acquire 1,005,417 of these shares were exercised generating proceeds of $502,708. The remaining unexercised warrants will expire on December 31, 2003.

Note 5 - Net Income Available to Common Stockholders:

The net income available to common stockholders is determined by deducting any dividends accruing to the benefit of the preferred stockholders from our net income. Accordingly, a reconciliation of net income available to common stockholders is as follows:

                                     For the Three Months      For the Six Months
                                         Ended June 30,           Ended June 30,
                                     -------------------       ------------------
                                      2001         2000         2001         2000
                                      ----         ----         ----         ----
Net Income                         $ 140,719    $ 166,643    $ 365,130    $ 296,617
Accrued Dividends for the
        Series C Preferred Stock     (46,642)        --        (93,284)        --
Dividends in Arrears for the
        Series B Preferred Stock        --        (66,141)        --       (132,282)
                                   ---------    ---------    ---------    ---------
Net Income Available to
 Common Stockholders               $  94,077    $ 100,502    $ 271,846    $ 164,335
                                   =========    =========    =========    =========

The dividends in arrears at June 30, 2000 have been included for purposes of determining the net income available to common stockholders for those periods presented even though they were subsequently waived in connection with the preferred stock restructuring discussed in Note 4.

Note 6 - Earnings Per Common Share:

The Company follows SFAS No. 128 “Earnings Per Share”. Accordingly, “basic” earnings per common share is computed by dividing income available to common stockholders (the “numerator”) by the weighted-average number of common shares outstanding (the “denominator”) during the periods presented. “Diluted” earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. A reconciliation of the components of basic and diluted net income per common share for the periods presented is as follows:

Republic Resources, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

                                                       For the Three Months Ended June 30,
                                       ------------------------------------------------------------------
                                                  2001                                  2000
                                       -------------------------------     ------------------------------
                                                                  Per                                Per
BASIC                                  Income       Shares       Share     Income      Shares       Share
                                       ------       ------       -----     ------      ------       -----
     Income available to common
       stockholders                 $   94,077    2,149,911   $   0.04 $  100,502    1,731,398   $   0.06
EFFECT OF DILUTIVE
   SECURITIES
     Assumed exercise of dilutive
      options and warrants                --      1,635,656      (0.01)      --           --      --
     Assumed conversion of debt           --      1,511,714      (0.01)      --           --      --
     Assumed conversion of the
       Series B preferred stock           --           --      --          66,141   16,395,677      (0.05)
                                    ----------   ----------   -------- ----------   ----------   --------
DILUTED
     Income available to common
       stock including assumed
        conversions                 $   94,077    5,297,281   $   0.02 $  166,643   18,127,075   $   0.01
                                    ==========   ==========   ======== ==========   ==========   ========

                                                        For the Six Months Ended June 30,
                                       ------------------------------------------------------------------
                                                  2001                                  2000
                                       -------------------------------     ------------------------------
                                                                  Per                                Per
BASIC                                  Income       Shares       Share     Income      Shares       Share
                                       ------       ------       -----     ------      ------       -----
     Income available to common
       stockholders                 $  271,846    2,037,777   $   0.13 $  164,335    1,731,398   $   0.09
EFFECT OF DILUTIVE
SECURITIES
     Assumed exercise of dilutive
       options and warrants               --      1,653,263      (0.06)      --           --      --
     Assumed conversion of debt           --      1,511,714      (0.02)      --           --      --
     Assumed conversion of the
       Series B preferred stock           --           --      --         132,282   16,395,677      (0.07)
                                    ----------   ----------   -------- ----------   ----------   --------
DILUTED
     Income available to common
       stock including assumed
       conversions                  $  271,846    5,202,754   $   0.05 $  296,617   18,127,075   $   0.02
                                    ==========   ==========   ======== ==========   ==========   ========

For the three and six months ending June 30, 2000, the “diluted” earnings per common share assumes that the Series B preferred stock, which was restructured in November 2000, was converted into common stock using an assumed conversion price of $0.3281 per share (this represents the price the Series B preferred stock could have converted into using the market price of the common stock on June 30, 2000).

For purposes of determining the “diluted” earnings per common share for the periods ending June 30, 2001, all the options and warrants that were “in-the-money” during the respective period were considered potentially dilutive shares. Accordingly, this resulted in approximately 1.6 million incremental weighted average shares outstanding under the treasury stock method for the both three and six months ended June 30, 2001. There were 100,745 options and warrants excluded from the calculation of diluted earnings per share in 2001 because they would have been antidilutive.

The Company’s Debentures outstanding at June 30, 2001, are convertible into approximately 1.5 million common shares at a price of $1.75 per share. Since the average closing sales price of the Company’s common stock was greater than the conversion price for both the three and six months ending June 30, 2001, the shares underlying the debt on an “if converted” basis were considered potentially dilutive shares and have been included for purposes of determining the “diluted” earnings per common share in 2001. The corresponding interest associated with this debt was not an “add-back” to income for purposes of determining the diluted earnings per share since all of the interest incurred was capitalized in accordance with FAS 34 and FASB Interpretation No. 33, on the unevaluated oil and gas costs.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL EXPENDITURES AND CAPITAL RESOURCES

At June 30, 2001, our cash balance was $1,156,645 with a positive working capital position of $1,021,684, compared to a cash balance of $1,407,769 and a positive working capital position of $1,380,134 at December 31, 2000. The change in our cash balance is summarized as follows:

      Cash balance at December 31, 2000                      $   1,407,769
      Sources of Cash:
           Cash provided by operating activities                 1,196,721
           Proceeds from exercise of warrants                      502,708
                                                             -------------
                Total sources of cash                            1,699,429
      Uses of Cash:
           Capital expenditures for oil and gas activities     (1,710,237)
           Repayment of long term debt                           (140,340)
           Debt restructuring costs                               (98,110)
           Other capital expenditures                              (1,866)
                                                             ------------
                Total uses of cash                             (1,950,553)
                                                             ------------
      Cash balance at June 30, 2001                          $  1,156,645
                                                             ============

We were able to generate positive cash flow from operating activities of $1,196,721 during the first six months of 2001 principally due to the favorable oil and gas prices being enjoyed this year. As discussed more thoroughly later in the Results of Operations section under the caption “Oil and Gas”, the average prices received by the Company during the first six months of 2001 were $27.15 per bbl of oil and $5.73 per Mcf of natural gas. In addition, the Company received proceeds aggregating $502,708 when warrants to exercise approximately 1.1 shares of common stock were exercised during the second quarter of 2001.

The costs incurred for our oil and gas activities for the first six months of 2001 are summarized as follows (the $140,901 difference between the total cash paid for exploration activities in the above table and the amount presented below, represents the net increase in accounts payable for the exploration activities between December 31, 2000 and June 30, 2001):

Category:                             Program Operator                Internal
                              -------------------------------         & Other
                              NEG        Parallel         AHC          Costs         Total              %
                              ---        --------         ---          -----         -----             --
Acquisition of unproved
   properties             $     --      $   48,052    $   10,797    $   45,031    $  103,880             6%
Exploration costs               --         887,012       408,025        66,959     1,361,996            73%
Development & workovers      244,625          --            --            --         244,625            13%
Capitalized interest            --            --            --         140,637       140,637             8%
                          ----------    ----------    ----------    ----------    ----------    ----------
   Total                  $  244,625    $  935,064    $  418,822    $  252,627    $1,851,138           100%
                          ==========    ==========    ==========    ==========    ==========    ==========
   Percent                        13%           51%           23%           14%          100%

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

                                                                        Estimated Investment
                                                                       ----------------------
         Area                           Operator                       Minimum        Maximum
---------------------------    -------------------------------------- ---------      --------
Formosa, Texana, and Ganado    Parallel Petroleum, Inc. ("Parallel")   $ 700,000   $ 1,400,000
East Bayou Sorrel              National Energy Group, Inc. ("NEG")         --          400,000
Maurice Prospect               Amerada Hess Corporation ("AHC")            --          400,000
                                                                       ---------    ----------
          Total                                                        $ 700,000   $ 2,200,000
                                                                       =========    ==========

In addition, the Company is currently evaluating other prospects and exploration opportunities which, if pursued, would require even more capital. The Company’s future success will depend upon its ability to continually find or acquire additional oil and natural gas reserves. Consequentially, the pursuit of additional reserves will require the Company to make substantial capital expenditures. Currently, the only source of capital the Company has to fund any of its oil and gas activities is through the existing working capital and future operating cash flows. The Company does not believe these resources alone will be sufficient to fund all of the necessary and anticipated future oil and gas activities. Should this be the case we may: a) seek additional financing, the source or terms which is currently unknown; or b) elect other alternatives including: the sale of existing assets, farming out of specific projects to another party, establishing a joint venture for a particular project, or opting out of a proposed operation or activity.

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

Oil and Gas

Operating statistics for oil and gas production for the periods presented are as follows:

Production:                                    For the Three Months            For the Six Months
                                                  Ended June 30,                 Ended June 30,
                                               --------------------           ---------------------
                                               2001            2000           2001            2000
                                               ----            ----           ----            ----
     Oil (bbls)                               10,794          22,839          18,696          45,911
     Gas (Mcf)                                97,308          49,538         189,475         101,935
     BOE (6:1)                                27,014          31,095          50,277          62,900

Average Sales Price:
     Oil (per bbl)                       $     26.69     $     27.97     $     27.15     $     27.95
     Gas (per Mcf)                              4.74            3.84            5.73            3.38
     Per BOE (6:1)                             27.73           26.66           31.68           25.88

Operating Margins;
          Revenue -
               Oil                       $   288,126     $   638,726     $   507,647     $ 1,283,223
               Gas                           461,048         190,214       1,085,365         344,715
                                         -----------     -----------     -----------     -----------
                    Total Revenue        $   749,174     $   828,940     $ 1,593,012     $ 1,627,938

          Costs -
               Lifting Costs                 (50,628)        (66,978)       (127,728)       (140,777)
               Production taxes              (58,220)        (88,843)       (121,245)       (178,122)
                                         -----------     -----------     -----------     -----------
                    Total Costs             (108,848)       (155,821)       (248,973)       (318,899)
                                         -----------     -----------     -----------     -----------
          Operating Margin               $   640,326     $   673,119     $ 1,344,039     $ 1,309,039
                                         ===========     ===========     ===========     ===========
          Operating Margin Percent                85%             81%             84%             80%

Production Costs per BOE before DD&A     $      4.03     $      5.01     $      6.02     $      5.07

Change in Revenue Attributable to :
          Production                     $  (153,431)                    $  (464,630)
          Price                               73,665                         429,704
                                         -----------                     -----------
               Net Decrease in Revenue   $   (79,766)                    $   (34,926)
                                         ===========                     ===========

Comparison of Oil and Gas Production for the Three Months Ended June 30, 2001 & 2000:

The Company’s oil production decreased by 12,045 bbls and total production, on a BOE basis, decreased 4,081 BOE for the three months ended June 30, 2001, when compared to the same period in 2000, primarily because the Schwing # 1 well, located in the East Bayou Sorrel field, was shut-in for the entire first half of 2001. During the three months ended June 30, 2000, the Company’s proportionate share of production from the Schwing # 1 was 13,639 net bbls of oil and 13,730 net Mcf of gas - representing 60% of the Company’s oil production and 51% of the Company’s total BOE production for that quarter. The Schwing # 1 has been shut in due to apparent formation problems that started in September 2000, when sand began showing up in the production fluids. At that time, in order to mitigate the sand, NEG (the operator of the well) cut the production rate back to approximately 500 bbls per day and 500 Mcf per day. The well produced at that level until late December 2000 when the sand emulsion reappeared and production ceased. Remedial efforts, utilizing coiled tubing, were attempted to clean out the well bore and restore production, however, those efforts failed.

The Company believes the well should be sidetracked to an up dip location in the productive reservoir. This procedure, if successful, would accomplish two objectives: 1) it would place the new bottom hole location away from the apparently damaged producing interval; and 2) it would relocate the “take point” of this reservoir to an up dip location to recover the “attic” oil that could not have been recovered from the present bottom hole location even if the well bore had not sanded up. However, NEG proposed another procedure that the Company disagreed with and as a result we elected not to participate in that particular procedure. That procedure is currently underway, and if successful, the Company would incur a 400% penalty of the costs incurred to perform that procedure prior to being able to participate in future production. However, should the current procedure fail and should NEG propose another remedial procedure, such as sidetracking to an up-dip location, the Company would have the right to participate on a heads-up basis and the Company would not be obligated for, or penalized, for any of the costs incurred on the previous procedure.

The 47,770 Mcf increase in net gas production during the second quarter of 2001, when compared to the same period in 2000, is primarily attributable to the success enjoyed with our exploratory drilling in Jackson County, Texas, whereby 8 discovery wells, in which we hold a 12.5% working interest, were completed during the last half of 2000 and the first half of 2001. These wells collectively produced over 65,092 net Mcf during the second quarter of 2001 and have helped offset the loss of production from the Schwing # 1.

Comparison of Oil and Gas Production for the Six Months Ended June 30, 2001 & 2000:

The Company’s oil production decreased by 27,215 bbls and total production, on a BOE basis, decreased 12,623 on a BOE basis for the six months ended June 30, 2001, when compared to the same period in 2000, primarily because the Schwing # 1 well, as discussed above, was shut-in for the entire first half of 2001. During the first six months of 2000, the Schwing # 1 produced 26,654 net bbls of oil and 26,569 net Mcf of gas representing 58% of the Company’s oil production and 51% of the Company’s total BOE production for that period.

The 87,540 Mcf increase in net gas production during the first half of 2001, when compared to the same period in 2000, is primarily attributable to the success enjoyed with our exploratory drilling in Jackson County, Texas, discussed above. These wells collectively produced over 134,620 net Mcf during the second half of 2001 and have helped offset the loss of production from the Schwing #1.

Comparison of Oil and Gas Revenue for the Three Months Ended June 30, 2001 & 2000:

Oil and gas revenue for the three months ended June 30, 2001, when compared to the same period in 2000, decreased by $79,766. This change in total revenue is attributable to a $153,431 decrease associated with a loss of production, as discussed above, that was offset by $73,665 increase associated with higher gas prices in 2001 (there was not a significant difference in the average price received for oil during the periods presented). We received an average price of $4.74 per Mcf of gas during the second quarter of 2001 compared to $3.84 for the same period in 2000 - representing a $0.90, or 23%, increase per Mcf in 2001.

Comparison of Oil and Gas Revenue for the Six Months Ended June 30, 2001 & 2000:

Oil and gas revenue for the six months ended June 30, 2001, when compared to the same period in 2000, decreased by $34,926. This change in total revenue is attributable to a $464,630 decrease associated with loss of production, as discussed above, that was largely offset by $429,704 increase primarily associated with higher natural gas prices received in 2001 (there was not a significant difference in the average price received for oil between the periods presented). We received an average price of $5.73 per Mcf of gas during the second quarter of 2001 compared to $3.38 for the same period in 2000 - representing a $2.35, or 70%, increase per Mcf in 2001.

Well Completions and Significant Recompletions in 2001:

An exploratory well that commenced drilling in October 2000 in our Maurice prospect area, located in Lafayette Parish, Louisiana, logged more than 67-ft of apparent net pay in five sand intervals. During the second quarter of 2001, this well was completed and tested at an initial rate of 7,200 Mcf and 300 bbls of condensate per day. However, shortly after the well was placed on production, the flowing tubing pressure began rapidly declining and indicating either a smaller than anticipated reservoir and/or possible depletion in that sand interval. In addition, the well began producing heavy volumes of water indicating a potential faulty completion. This well is currently being evaluated and if cannot be determined at this time what future economic benefit, if any, this well will ultimately provide. The Company has a 9.5% working interest in this well.

This year, through the date of this report, we have participated in the drilling of seven exploratory wells located in or around Jackson County, Texas, within the prospect areas operated by Parallel. Of these seven wells, three have been commercially productive, and four were dry. The Company has a 12.5% working interest in all of these wells.

The State Lease # 2102, which is one of the three wells located in the East Bayou Sorrel field, has produced from the Cib Haz 3 sand formation since its initial completion in October 1998. This interval became depleted in March 2001 and the well was recompleted up-hole in the Cib Haz 2 sand formation in April 2001. On an 8/8‘s basis, this well is currently producing approximately 350 bbls of oil and 350 Mcf of gas per day - a rate significantly higher than the 43 bbls of oil and 70 Mcf of gas per day averaged during the first quarter of 2001. We own approximately a 15.9% working interest in this well.

Comparison of Production Costs for the Three Months Ended June 30, 2001 and 2000:

Lifting costs decreased by $16,350 during the three months ended June 30, 2001, when compared to the same period in 2000, primarily because the Schwing #1 was shut-in during 2001 and the corresponding production costs were not incurred.

Production taxes decreased $30,623 during the first three months of 2001, when compared to the same period in 2000, primarily because the total severance tax for our oil revenue was less in 2001 because of the net decrease in oil production. Our average severance tax burden is approximately 12% for oil revenue and approximately 6% for gas revenue. Accordingly, since our oil revenue, which has the higher severance tax burden, was down during 2001, the corresponding severance tax liability was also down.

Comparison of Production Costs for the Six Months Ended June 30, 2001 and 2000:

Lifting costs decreased by $13,049 during the six months ended June 30, 2001, when compared to the same period in 2000, primarily because the Schwing #1 was shut-in during 2001 and the corresponding production costs were not incurred.

Production taxes decreased $56,877 during the first six months of 2001, when compared to the same period in 2000, primarily because the total severance tax for our oil revenue was less in 2001 because of the net decrease in oil production. Our average severance tax burden is approximately 12% for oil revenue and approximately 6% for gas revenue. Accordingly, since our oil revenue, which has the higher severance tax burden, was down during 2001, the corresponding severance tax liability was also down.

Exploration Outlook:

We will continue to exploit our assets within the Jackson County, Texas area where we expect as many as six (6) additional Frio and Yegua prospects may be proposed over the next six to nine months, depending on a number factors, including but not limited to, weather and rig availability.

In addition, Parallel recently announced the first well testing the Wilcox formation at 18,000 feet commenced drilling during the last week of July 2001. It is expected to take at least seventy (70) days to drill this well. This prospect, known as the Signal Hill #1, is a result of a Regional Study of the Wilcox trend in Jackson County, Texas, examining depths between 14,000’ and 18,000’ below the surface. That study identified at least twelve (12) Wilcox prospects with features covering almost 30,000 acres. Most of the acreage covering the identified features has been leased. Although the 8/8‘s costs to drill a Wilcox objective is between $3.0 and $4.0 million, and there is a higher degree of risk associated with depth and reservoir quality, the reserve potential is considerable. The Signal Hill #1 (where the Company owns a 3.125% working interest) is one of three Wilcox prospects expected to be drilled in Jackson County in the next nine months. The next two prospects are known as the Everest prospect (where the Company owns a 1.25% working interest) and the Matterhorn prospect (where the Company owns a 9.375% working interest).

General and Administrative

As expected, there was not a significant difference in total general and administrative (“G&A”) expenses between the periods presented. Total G&A increased $23,542 for the three months ended June 30, 2001 when compared to the same period in 2000 and increased $26,190 for the six months ended June 30, 2001 when compared to the same period in 2000. This increase is substantially attributable to costs incurred for the Annual Meeting of Stockholders (e.g. mailing, printing etc.) held on July 11, 2001 - the Company did not hold an Annual Meeting in 2000.

Depreciation, Depletion and Amortization

Depreciation, Depletion and Amortization (“DD&A”) for the periods presented consisted of the following:

                                      For the Three Months    For the Six Months
                                          Ended June 30,         Ended June 30,
                                      --------------------    -----------------
                                         2001       2000       2001       2000
                                         ----       ----       ----       ----
Oil and Gas Properties                 $273,456   $251,126   $498,326   $497,954
Furniture, Fixtures and Equipment         4,218      4,905      8,814      9,834
                                       --------   --------   --------   --------
     Total                             $277,674   $256,031   $507,140   $507,788
                                       ========   ========   ========   ========
DD&A for the oil and gas properties,
        per BOE:                       $  10.12   $   8.08   $   9.91   $   7.92
                                       ========   ========   ========   ========

The DD&A for oil and gas properties is computed using the units-of-production method utilizing only proved reserves at the end of the respective period. The DD&A rate increased $1.99 per BOE for the three months ended June 30, 2001, and $2.04 per BOE for the six months ended June 30, 2001 when compared to the same periods in 2000, as a result of the total costs subject to amortization increased by approximately $5.6 million between June 30, 2000 and June 30, 2001. This increase is attributable to the costs of new wells drilled, including direct drilling costs and allocated seismic costs, that were added to the costs subject to amortization during that period.

Interest Expense

Total interest incurred, and its allocation, for the periods presented is as follows:

                                                         For the Three Months       For the Six Months
                                                           Ended June 30,             Ended June 30,
                                                         --------------------       -----------------
                                                           2001         2000        2001         2000
                                                           ----         ----        ----         ----
     Interest paid or accrued                          $  72,353    $  69,674    $ 141,310    $ 139,508
     Amortization of debt discount                        18,279       54,834       73,113      109,669
     Amortization of debt issuance costs                  11,520       34,559       46,079       69,118
     Amortization of debt restructuring costs              8,175         --          8,175         --
                                                       ---------    ---------    ---------    ---------
          Total interest incurred                        110,327      159,067      268,677      318,295
     Interest capitalized for exploration activities     (72,027)     (69,183)    (140,637)    (138,365)
                                                       ---------    ---------    ---------    ---------
          Interest expense                             $  38,300    $  89,884    $ 128,040    $ 179,930
                                                       =========    =========    =========    =========

As discussed in the Company’s Annual Report on Form 10-KSB and Footnote 2 on page 6 of this report, the Company’s convertible debentures, with an aggregate balance of $2,782,500, had an original maturity of April 16, 2001. Approximately 95%, or $2,695,500, of the debenture holders agreed to extend the maturity for 2 years in exchange for: a) lowering the conversion rate from $30.00 to $1.75: and b) increasing the interest rate from 10% to 11% per annum. Accordingly, the total interest paid and accrued increased slightly for the periods presented in 2001, when compared to 2000 as a result of the higher interest rate. Total interest incurred decreased in 2001 primarily as a result of the original debt discount and issuance costs incurred in 1997 (which aggregated over $1.6 million) became fully amortized in April 2001. Total costs incurred to restructure the debenture this year totaled $93,284 and are being amortized over the new term of two years.

The total interest capitalized for exploration activities has remained relatively constant when comparing the periods presented since we have, and will continue to, incur costs on our unevaluated oil and gas properties. Interest is being capitalized in accordance with FAS 34 and FASB Interpretation No. 33, on the unevaluated oil and gas costs. Interest capitalization on the unevaluated oil and gas costs ceases when the corresponding asset has become evaluated and is ready for its intended use.

Disclosure Regarding Forward-Looking Statements

This report on Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, reserve quantities, plans and objectives of the Company’s management for future operations and capital expenditures are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. We can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond our control. Such risks and uncertainties may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to: our ability to generate sufficient cash flow from operations to complete our planned drilling and exploration activities; risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas; competition; shortages of equipment, services and supplies; government regulation; environmental matters; financial condition of the other companies participating in the exploration, development and production of oil and gas programs; and other matters beyond our control. In addition, since all of the prospects in the Gulf Coast are currently operated by another party, we may not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities. All written and oral forward-looking statements attributable to our Company or persons acting on our behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time be involved in various claims, lawsuits disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation of its business. At June 30, 2001 and as of the date of this report, we were not involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

Item 2. Change in Securities.

(c)	Recent Sales of Unregistered Securities. The Company sold the following securities without registration >under the Securities Act of 1933, as amended (“Securities Act”) during the quarter ended June 30, 2001 and through the date of this report:

1.	On May 17, 2001, two entities, Ramat Securities, Ltd. and Tamar Securities, Inc., purchased 55,417 shares of the Company’s common stock. On May 17, 2001, one entity , Howard Amster, IRA, purchased 16,667 shares of the Company’s common stock. On June 7, 2001, BellSouth Master Pension Trust purchased 233,333 shares of the Company’s common stock and Metropolitan Life Insurance Company Separate Acct EN purchased 433,333 shares. On June 21, 2001 Arbco Associates, L.P. purchased 266,667 shares common stock. All these purchases were at $0.50 per share resulting from the exercise of outstanding warrants and generated proceeds of $502,708.50. Certificates representing the shares issued upon exercise were restricted and each included a restrictive legend prohibiting transfer without registration under the Securities Act. The Company relied upon Section 4(2) of the Securities Act in issuing the securities without registration. The institutions to whom the securities were issued had full information concerning the business and affairs of the Company. No underwriter or other sales agent participated in the exercise of the warrants. The shares issued upon exercise of the warrants were registered by the Company for resale by the holders in registration no.333-59188.

2.	On July 11, 2001 the Company issued 5,000 shares of common stock to Clemons F. “Bud” Walker and on July 12, 2001 the Company issued 5,000 shares to James C. Ruane. Messrs. Walker and Ruane exercised vested stock options held by them at the time they left the Company’s Board of Directors following the Annual Meeting of Stockholders. The exercise price was $0.50 per share and the Company received proceeds totaling $5,000.00 upon issuance of the securities. The Company relied upon Section 4(2) of the Securities Act in issuing the securities without registration. The two persons to whom the securities were issued were formerly directors and had full information concerning the business and affairs of the Company and acquired the shares for investment purposes. Certificates representing the securities issued bear a restrictive legend and stop transfer instruction have been entered prohibiting transfer of the securities except in compliance with applicable securities laws.

Item 3. Defaults Upon Senior Securities

(a)	There has been no material default in the payment of principal, interest, or any other material default, with respect to any indebtedness of the small business issuer during the period covered by this report.

(b)	There has been no material default in the payment of dividends for any class of preferred stock during the period covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company held its Annual Meeting of Stockholders in Grand Junction, Colorado on July 11, 2001. The following matters were considered and voted upon at the meeting.
1.	The following directors were elected for the terms indicated:
                                                  Terms Expires At
                 Name of Director                Annual Meeting In
                ------------------               -----------------
                Steve A. Antry                          2002
                J. Peter Koonce                         2002
                David A. Melman                         2003
                Homer C. Osborne                        2003
                Patrick J. Duncan                       2004
Voting for nominees for director was as follows:
                                            No. of
                   No. of Votes         Votes Received          Withheld
                -------------------     --------------          --------
                Patrick J. Duncan         2,033,291              21,833
                David A. Melman           2,020,962              34,162
                Homer C. Osborne          2,046,412               8,712
                J. Peter Koonce           2,020,962              34,162
                Steve A. Antry            2,033,741              21,383
2.	Stockholders approved Restated and Amended Articles of Incorporation for the Company which provided for:

(a)	The Company's name to be changed from "Pease Oil and Gas Company" to "Republic Resources, Inc."; and
(b)	an increase in the number of authorized common shares from 4.0 million to 10.0 million.

Voting on this matter was as follows:
                Votes In Favor:                          1,995,669
                Votes Opposed:                              57,332
                Votes Abstained and Broker Non-votes:        2,123

Item 5. Other Information

There is no information reportable under this item for the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

(a)	There are no exhibits filed with this report.

(b)	Reports on Form 8-K: We filed a report on Form 8-K on July 11, 2001, disclosing under Item 5 the results of the Annual Meeting of Stockholders. We have not filed any other reports on Form 8-K for the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                         REPUBLIC RESOURCES, INC.

Date:             August 15, 2001                                                    By: /s/ Patrick J. Duncan
                                                                                                                Patrick J. Duncan
                                                                                                                Principal Executive Officer and
                                                                                                                Principal Accounting Officer