Form 10QSB
period 2001-09-30
REPUBLIC RESOURCES INC /CO/
filed 2001-11-19
CIK 76878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 X      Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 or

          Transition report pursuant to section 13 or 15(d) or the Securities Exchange Act of 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

Commission File Number 0-6580
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0285520 (I.R.S. Employer Identification Number)

743 Horizon Court, Suite 333
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

          As of November 19, 2001 the registrant had 2,939,815 shares of its $0.10 par value Common
Stock issued and outstanding.

          Transitional Small Business Issuer Disclosure Format (check one):    Yes          No   X

PART 1- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Republic Resources, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
ASSETS	2001	2000
CURRENT ASSETS:
Cash and equivalents	$ 862,872	$ 1,407,769
Trade receivables, net	265,540	634,107
Prepaid expenses and other	76,625	60,144
Total current assets	1,205,037	2,102,020
OIL AND GAS PROPERTIES, at cost (full cost method):
Unevaluated properties	2,072,559	2,600,657
Costs being amortized	22,328,580	19,539,376
Total oil and gas properties	24,401,139	22,140,033
Less accumulated amortization	(17,577,607)	(15,866,536)
Net oil and gas properties	6,823,532	6,273,497
OTHER ASSETS:
Office equipment and vehicle	112,575	230,624
Less accumulated depreciation	(94,525)	(195,508)
Net office equipment and vehicle	18,050	35,116
Note receivable, net	-	90,000
Debt issuance and debt restructuring costs	72,868	46,079
Deposits	300	4,995
Total other assets	91,218	176,190
TOTAL ASSETS	$ 8,119,787	$ 8,551,707

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt:
Convertible Debenture, net	$ -	$ 308,387
Other	7,395	6,873
Accounts payable, trade	169,250	328,744
Accrued preferred stock dividends	77,737	-
Accrued expenses	85,442	77,882
Total current liabilities	339,824	721,886
LONG-TERM DEBT, less current maturities:	2,649,373	2,410,525
Total liabilities	2,989,197	3,132,411
REDEEMABLE PREFERRED STOCK:
Series C Preferred Stock, par value $0.01 per share, 99,503 shares authorized, issued and outstanding (redeemable for $3,316,767
and a Liquidation Preference of $5,037,339 at September 30, 2001).	4,975,150	4,975,150
OTHER STOCKHOLDERS' EQUITY:
Undesignated Preferred Stock, par value $0.01 per share, 2.0 million shares authorized, of which 1,395,000 have been retired,
and 99,503 have been designated as Series C.	-	-
Common Stock, par value $0.10 per share, 4,000,000 shares
authorized, 2,939,815 and 1,924,398 shares issued and
outstanding, respectively.	293,981	192,440
Additional paid-in capital	32,925,946	32,519,779
Accumulated deficit	(33,064,487)	(32,268,073)
Total Other Stockholders' Equity	155,440	444,146
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 8,119,787	$ 8,551,707

Republic Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
REVENUE:
Oil and gas sales	$ 487,289	$ 1,005,474	$ 2,080,301	$ 2,633,412
OPERATING COSTS AND EXPENSES:
Oil and gas production costs	100,241	79,050	349,214	397,949
General and administrative	183,732	130,950	555,393	476,421
Depreciation, depletion and	288,219	255,592	795,359	763,380
Impairment of oil and gas properties	928,000	-	928,000	-
Total operating costs and expenses	1,500,192	465,592	2,627,966	1,637,750
INCOME (LOSS) FROM OPERATIONS	(1,012,903)	539,882	(547,665)	995,662
OTHER INCOME (EXPENSES):
Loss on sale of assets	(4,223)	-	(4,223)	-
Interest and other income	6,725	18,592	34,658	39,359
Interest expense	(11,217)	(89,788)	(139,258)	(269,718)
NET INCOME (LOSS)	(1,021,618)	468,686	(656,488)	765,303
PREFERRED STOCK DIVIDEND CHARGES	(46,642)	(66,504)	(139,926)	(198,066)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(1,068,260)	$ 402,182	$ (796,414)	$ 567,237
BASIC:
Earnings Per Share	$ (0.36)	$ 0.23	$ (0.34)	$ 0.33
Weighted Average Shares Outstanding	2,938,619	1,731,398	2,341,358	1,731,398
DILUTED:
Earnings Per Share	$ (0.36)	$ 0.03	$ (0.34)	$ 0.04
Weighted Average Shares Outstanding	2,938,619	17,264,316	2,341,358	17,264,316

Republic Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (656,488)	$ 765,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	795,359	763,380
Impairment of oil and gas properties	928,000	-
Amortization of debt discount and issuance costs	138,368	268,181
Loss on sale of assets	4,223	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade receivables	368,567	11,844
Prepaid expenses and other assets	(11,786)	2,257
Increase (decrease) in:
Accounts payable	(25,205)	(19,974)
Accrued expenses	7,560	(36,273)
Net cash provided by operating activities	1,548,598	1,754,718
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property, plant and equipment	(2,394,841)	(885,809)
Proceeds from redemption of Certificate of Deposit	-	15,000
Net cash used in investing activities	(2,394,841)	(870,809)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	502,709	-
Proceeds from exercise of options	5,000	-
Proceeds from note receivable	90,000	-
Repayment of long-term debt	(142,130)	(4,483)
Deferred debt restructuring costs	(92,044)	-
Payment of preferred stock dividends	(62,189)	-
Net cash provided by (used in) financing activities	301,346	(4,483)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(544,897)	879,426
CASH AND EQUIVALENTS, beginning of period	1,407,769	724,354
CASH AND EQUIVALENTS, end of period	$ 862,872	$ 1,603,780
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 148,646	$ 209,846
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in accounts payable for oil & gas activities	$ (133,736)	$ 114,497

Note 1 - Name Change:

Effective July 11, 2001, the Company's stockholders approved, among other things, a change in the
Company's name from Pease Oil and Gas Company to Republic Resources, Inc. (hereafter referred to as the "Company").

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

Note 3 - Debt Financing Arrangements:

          Long-Term Debt - Long-term debt consists of the following:

	September 30,	December 31,
	2001	2000
Convertible debentures, interest at 11%, Original maturity April 2001, senior and unsecured	$ 2,645,500	$ 2,782,500
Less unamortized discount	-	(73,113)
Net carrying value	2,645,500	2,709,387
Note payable to bank, interest at 8.5%, monthly payments of $669, due March 2003, collateralized by a vehicle	11,268	16,398
Total long-term debt	2,656,768	2,725,785
Less current maturities, net of unamortized discount	(7,395)	(315,260)
Long-term debt, less current maturities	$ 2,649,373	$ 2,410,525

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

The balance of the debentures that were restructured have been classified as long-term debt on the
December 31, 2000 and September 30, 2001 balance sheets in accordance with SFAS No. 6 titled
"Classification of Short-Term Obligations Expected to be Refinanced".

Note 4 - Preferred Stock:

The Company was authorized to issue up to 2,000,000 shares of Preferred Stock of which 1,395,000 shares were retired as of September 30, 2001.  The remaining 605,000 shares of Preferred Stock may be issued in such series and with such preferences as determined by the Board of Directors.

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

In November 2000, six institutional holders, holding approximately 94% of the Series B preferred stock with a stated value of over $4.97 million, exchanged their Series B for a new class of non-voting, non-convertible, preferred stock designated as the "Series C" Preferred stock. The Series C Preferred must be redeemed, at its stated value, on December 31, 2005. However, the Company may, at its
election, redeem the Series C at a 33% discount (or approximately $3.31 million if all of it is redeemed), either in whole or in part, through December 31, 2003. The Company redeemed the remaining 6% of the
Series B Preferred at a 33% discount, or $210,833.  Therefore, as of the date of this report, there is no outstanding hyper-dilutive Series B Preferred Stock.

In connection with this restructuring, all the holders of the Series B Preferred stock waived all of the dividends in arrears (the Company had not paid any dividends on the Series B Preferred stock since
September 1, 1999). The Series C Preferred Stock will receive dividends at a rate of 5% per annum.
These dividends started to accrue on April 1, 2001 and the first dividend was paid in July 2001.

In November 2001, with the unanimous approval of all the Preferred Stockholders, the Series C
Certificate of Designation was amended to provide for the deferment of any future dividend payment until such time the Preferred Stock is redeemed.  Accordingly, the dividend for the period ending
September 30, 2001 was not paid but has been accrued as a liability in the accompanying financial statements.  The Company does not expect to declare and pay any of the Series C Preferred Stock dividends in the foreseeable future but will continue to accrue them on a quarterly basis.

As an inducement for the Series B Preferred stockholders to restructure their investment and grant a discounted redemption feature, the Company issued warrants to acquire up to 1,763,800 shares of common stock exercisable at $0.50 per share. During the second quarter of 2001, warrants to acquire
1,005,417 of these shares were exercised generating proceeds of $502,709.  The remaining unexercised warrants will expire on December 31, 2003.

Note 5 - Net Income Available to Common Stockholders:

The net income available to common stockholders is determined by deducting any dividends accruing to the benefit of the preferred stockholders from our net income.  Accordingly, a reconciliation of net income available to common stockholders is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Net Income (Loss)	$(1,021,618)	$468,686	$(656,488)	$ 765,303
Dividends Paid for the Series C Pfd Stock	-	-	(62,189)	-
Dividends in Arrears for the Series C Pfd Stock	(46,642)	-	(77,737)	-
Dividends in Arrears for the Series B Pfd Stock	-	(66,504)	-	(198,066)
Net Income (Loss) Available to Common Stockholders	$(1,068,260)	$402,182	$(796,414)	$ 567,237

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

	For the Three Months Ended September 30,
	2001			2000
Basic	Income	Shares	Per Share	Income	Shares	Per Share
Income (Loss) available to common stockholders	$(1,068,260)	2,938,619	$(0.36)	$402,182	1,731,398	$0.23
Effect of Dilutive Securities
Assumed exercise of dilutive options and warrants	-	-	-	-	-	-
Assumed conversion of debt	-	-	-	-	-	-
Assumed conversion of the Series B preferred stock	-	-	-	66,504	15,532,918	(0.20)
Diluted
Income (Loss) available to common stock including assumed conversions	$(1,068,260)	2,938,619	$(0.36)	$468,686	17,264,316	$0.03
	For the Nine Months Ended September 30,
	2001			2000
Basic	Income	Shares	Per Share	Income	Shares	Per Share
Income (Loss) available to common stockholders	$ (796,414)	2,341,358	$(0.34)	$567,237	1,731,398	$0.33
Effect of Dilutive Securities
Assumed exercise of dilutive options and warrants	-	-	-	-	-	-
Assumed conversion of debt	-	-	-	-	-	-
Assumed conversion of the Series B preferred stock	-	-	-	198,066	15,532,918	(0.29)
Diluted
Income available to common stock including assumed conversions	$ (796,414)	2,341,358	$(0.34)	$765,303	17,264,316	$0.04

For the three and nine months ending September 30, 2000, the "diluted" earnings per common share assumes that the Series B preferred stock, which was restructured in November 2000, was converted into common stock using an assumed conversion price of $0.3281 per share (this represents the price the
Series B preferred stock could have been converted into using the market price of the common stock on
September 30, 2000).

None of the Company's potential dilutive options or warrants are included for purposes of calculating
"diluted" earnings per share in 2001 since the affect of including them would have been anti-dilutive.

The Company's Debentures outstanding at September 30, 2001, are convertible into approximately 1.5 million common shares at a price of $1.75 per share.  However, those shares have been excluded from the calculation of "diluted" earnings per share since the affect of including them would have been anti-dilutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL EXPENDITURES AND CAPITAL RESOURCES

At September 30, 2001, our cash balance was $862,872 with a positive working capital position of
$865,213, compared to a cash balance of $1,407,769 and a positive working capital position of
$1,380,134 at December 31, 2000.  The change in our cash balance is summarized as follows:

Cash balance at December 31, 2000	$ 1,407,769
Sources of Cash:
Cash provided by operating activities	1,548,598
Proceeds from exercise of warrants and options	507,709
Proceeds from note receivable	90,000
Total sources of cash during the period	2,146,307
Uses of Cash:
Capital expenditures for oil and gas activities	(2,394,841)
Repayment of long-term debt	(142,130)
Debt restructuring costs	(92,044)
Payment of preferred stock dividends	(62,189)
Total uses of cash during the period	(2,691,204)
Cash balance at September 30, 2001	$ 862,872

We were able to generate positive cash flow from operating activities of $1,548,598 during the first nine months of 2001 principally due to the favorable oil and gas prices being enjoyed this year.  As discussed more thoroughly later in the Results of Operations section under the caption "Oil and Gas", the average prices received by the Company during the first nine months of 2001 were $26.49 per bbl of oil and
$5.09 per Mcf of natural gas.   In addition, the Company received proceeds aggregating $507,709 when warrants and options to exercise approximately 1.0 million shares of common stock were exercised during the second and third quarters of 2001.  As a word of caution, the oil and gas prices being received by the Company as of the date of this report (which is approximately $17.00 per bbl of oil and
$2.50 per Mcf of gas) is significantly lower than those received during the first nine months of 2001.
Accordingly, we expect our future cash flows, at least in the near term, to be significantly lower than the monthly average was for the first nine months of 2001.

The costs incurred for our oil and gas activities for the first nine months of 2001 are summarized as follows
(the $133,736 difference between the total cash paid for exploration activities in the above table and the amount presented below, represents the net decrease in accounts payable for the exploration activities between December 31, 2000 and September 30, 2001):

				Internal
Category:	Program Operator			& Other
	NEG	Parallel	AHC	Costs	Total	%
Acquisition of unproved properties	$ 3,727	$ 105,149	$ 11,297	$104,851	$ 225,024	10%
Exploration costs	-	1,001,734	442,204	127,844	1,571,782	70%
Development & workovers	242,661	7,651	-	-	250,312	11%
Capitalized interest	-	-	-	213,987	213,987	9%
Total	$246,388	$1,114,534	$453,501	$446,682	$2,261,105	100%
Percent	11%	49%	20%	20%	100%

A description of the areas we have an oil and gas interest in are more thoroughly discussed in our 2000
Annual Report on Form 10-KSB.  In addition to those properties, in 2001 the Company acquired certain interests in approximately 26,000 gross undeveloped acres (9,000 net) in three separate prospect areas in the state of Utah.  These prospects target various oil and gas objectives ranging in depth from 4,800 ft.
to 15,000 ft.  The Company expects to drill at least one exploratory well on this acreage, targeting a shallow oil objective, sometime during the fourth quarter of 2001.  Regarding the deeper more expensive objectives, the Company will attempt to farm-out, or otherwise promote, those prospects to other parties in order to mitigate the corresponding financial risk associated with exploration activities.

With the exception of the prospects located in Utah, we are a non-operator in the areas in which we hold an oil and gas interest.  Accordingly, we do not control the timing of any development or exploration activities and therefore have little control over the corresponding required cash outlays.  However, we currently expect the expenditures that will be proposed by the respective operators and by ourselves for the new Utah properties to be within the following ranges through the first quarter of 2002:

		Estimated Investment
Area	Operator	Minimum	Maximum
Formosa, Texana, & Ganado	Parallel Petroleum, Inc. ("Parallel")	$ 350,000	$ 700,000
East Bayou Sorrel	National Energy Group, Inc. ("NEG")	150,000	400,000
Maurice Prospect	Amerada Hess Corporation ("AHC")	-	100,000
Utah Prospects	Republic Resources, Inc. (the "Company")	100,000	400,000
Total		$ 600,000	$ 1,600,000

In addition, the Company is currently evaluating other prospects and exploration opportunities which, if pursued, would require even more capital. The Company's future success will depend upon its ability to continually find or acquire additional oil and natural gas reserves.  Consequently, the pursuit of additional reserves will require the Company to make substantial capital expenditures.  Currently, the only source of capital the Company has to fund any of its oil and gas activities is through the existing working capital and future operating cash flows.  The Company does not believe these resources alone will be sufficient to fund all of the necessary and anticipated future oil and gas activities.  Should this be the case, we may: a) seek additional financing, the source or terms which is currently unknown; b)
pursue a merger acquisition or other business combination transaction; c) sell existing assets; or d) elect other alternatives including: farming out of specific projects to another party, establishing a joint venture for a particular project, or opting out of a proposed operation or activity.

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

Oil and Gas

Operating statistics for oil and gas production for the periods presented are as follows:

Production:	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Oil (bbls)	10,300	21,200	29,000	67,100
Gas (Mcf)	68,700	81,800	258,000	183,800
BOE (6:1)	21,800	34,900	72,000	97,800

Average Sales Price:
Oil (per bbl)	$ 25.29	$ 30.36	$ 26.49	$ 28.70
Gas (per Mcf)	3.30	4.42	5.09	3.84
Per BOE (6:1)	22.35	28.81	28.89	26.93

Operating Margins:
Revenue -
Oil	$ 260,534	$ 643,788	$ 768,181	$1,927,011
Gas	226,755	361,686	1,312,120	706,401
Total Revenue	$ 487,289	$1,005,474	$2,080,301	$2,633,412

Costs -
Lifting Costs	(55,316)	(67,309)	(183,044)	(208,086)
Production taxes	(44,925)	(11,741)	(166,170)	(189,863)
Total Costs	(100,241)	(79,050)	(349,214)	(397,949)
Operating Margin	$ 387,048	$ 926,424	$1,731,087	$2,235,463
Operating Margin Percent	79%	92%	83%	85%

Production Costs per BOE before DD&A	$ 4.60	$ 2.27	$ 4.85	$ 4.07

Change in Revenue Attributable to :
Production	$ (388,826)		$ (808,572)
Price	(129,359)		255,431
Net Decrease in Revenue	$ (518,185)		$ (553,141)

Comparison of Oil and Gas Production for the Three Months Ended September 30, 2001 & 2000:

The Company's oil production decreased by 10,900 bbls and the Company's gas production decreased 13,100 Mcf for the three months ended September 30, 2001, when compared to the same period in 2000, primarily because: a) the Schwing # 1 well, located in the East Bayou Sorrel field, has not produced since December 2000; and b) the R. Trahan #1, located in the Maurice field, is experiencing a natural decline in production.  The R. Trahan #1 produced, net to the Company,
36,435 Mcf for the three months ended September 30, 2000 compared to 8,774 Mcf for the same period in 2001.  For the three months ended September 30, 2000, the Company's proportionate share of production from the Schwing # 1 was 11,388 bbls of oil and 11,598 Mcf of gas - representing 54%
of the Company's oil production and 14% of the Company's total gas production for that quarter.
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

The Company believes the well should be sidetracked to an up-dip location in the productive reservoir.
This procedure, if successful, would accomplish two objectives: 1) it would place the new bottom hole location away from the apparently damaged producing interval; and 2) it would relocate the "take point"
of this reservoir to an up-dip location to recover the "attic" oil that could not have been recovered from the present bottom hole location even if the well bore had not sanded up.  However, NEG proposed another procedure that the Company disagreed with, and as a result, we elected not to participate in that particular procedure.  That procedure is currently underway, and if successful, the Company would incur a 400%  penalty of the costs incurred to perform that procedure prior to being able to  participate in future production.  However, should the current procedure fail and should NEG propose another remedial procedure, such as sidetracking to an up-dip location, the Company would have the right to participate on a heads-up basis and would not be obligated for, or penalized for, any of the costs incurred on the previous procedure.

Some of the net gas production lost from the Schwing #1 and the R. Trahan #1 has been offset by the discovery wells in Jackson County, Texas.  These wells were completed during the last half of 2000 and the first half of 2001 and collectively produced over 37,268 net Mcf during the third quarter of 2001.

Comparison of Oil and Gas Production for the Nine Months Ended September 30, 2001 & 2000:

The Company's oil production decreased by 38,100 bbls for the nine months ended September 30,
2001, when compared to the same period in 2000, primarily because the Schwing # 1 has been shut in for all of 2001.  During the first nine months of 2000, the  Schwing # 1 produced 38,041 net bbls of oil and 38,136 net Mcf of gas representing 57%of the Company's oil production and 21% of the Company's gas production for that period.

The Company's net gas production increased 74,200 Mcf for the nine months ended September 30,
2001, when compared to the same period in 2000, as a result of the discovery wells in Jackson County,
Texas, that have been completed since the third quarter of last year.  These wells collectively produced over 171,889 net Mcf during the first nine months of 2001 representing over 67% of the Company's net gas production this year.

Comparison of Oil and Gas Revenue for the Three Months Ended September 30, 2001 & 2000:

Oil and gas revenue for the three months ended September 30, 2001, when compared to the same period in 2000, decreased by $518,185.  This change in total revenue is attributable to a $388,826 decrease associated with a loss of production, as discussed above, and a decrease of $129,355 associated with lower oil and gas prices in 2001.  We received an average price of $3.30  per Mcf of gas during the third quarter of 2001 compared to $4.42 per Mcf for the same period in 2000 -
representing a $1.12, or 25%, decrease per Mcf in 2001.  We received  an average price of $25.29 per bbl of oil during the third quarter of 2001 compared to $30.36 for the same period in 2000 -
representing a $5.07, or 17% decrease per bbl in 2001.

Comparison of Oil and Gas Revenue for the Nine Months Ended September 30, 2001 & 2000:

Oil and gas revenue for the nine months ended September 30, 2001, when compared to the same period in 2000, decreased by $553,111.  This change in total revenue is attributable to a $808,542 decrease associated with loss of production, as discussed above, that was largely offset by a price increase of $255,431 primarily associated with higher natural gas prices received in 2001.  We received an average price of $5.09 per Mcf of gas during the first nine months of 2001 compared to
$3.84 for the same period in 2000 - representing a $1.25, or 34%, increase per Mcf in 2001.  We received an average price of $26.49 per bbl of oil during the first nine months of 2001 compared to
$28.70 for the same period in 2000 - representing $2.21, or 8%, decrease per bbl in 2001.

Drilling Results in 2001:

An exploratory well that commenced drilling in October 2000 in our Maurice prospect area, located in Lafayette Parish, Louisiana, logged more than 67-ft of apparent net pay in five sand intervals. During the second quarter of 2001, this well was completed and tested at an initial rate of 7,200 Mcf and 300 bbls of condensate per day. However, shortly after the well was placed on production, the flowing tubing pressure began rapidly declining and indicating either a smaller than anticipated reservoir and/or possible depletion in that sand interval.  In addition, the well began producing heavy volumes of water indicating a potential faulty completion.  This well is currently being evaluated and it cannot be determined at this time what future economic benefit, if any, this well will ultimately provide.  The
Company has a 9.5% working interest in this well.  The Company incurred over $440,000 in costs in this well during 2001 through September 30th.

This year, through the date of this report, we have participated in the drilling of eight (8) exploratory wells located in or around Jackson County, Texas, within the prospect areas operated by Parallel. Of these eight(8)  wells, two (2) have been deemed commercially productive with economic reserves, and six (6) wereessentially dry.  The costs incurred by the Company this year for all these wells has been approximately $1.0 million through September 30, 2001.

Comparison of Production Costs for the Three Months Ended September 30, 2001 and 2000:

Lifting costs decreased by $11,993 during the three months ended September 30, 2001, when compared to the same period in 2000, primarily because the Schwing #1 was shut-in during 2001 and the corresponding production costs were not incurred.

Production taxes increased $33,184 during the three months ended September 30, 2001, when compared to the same period in 2000, primarily because the Company received a one time credit in the third quarter of 2000 on accrued but unpaid taxes from the State of Louisiana (through AHC, the operator).
This credit was for $59,848 representing severance tax relief associated with the wells located in the
Maurice field.  Without this one time credit to offset the third quarters production taxes in 2000, the overall costs incurred would have been higher when compared to the same period in 2001 because a substantial portion of the production taxes are based on the revenue generated and not on volume produced.

Comparison of Production Costs for the Nine Months Ended September 30, 2001 and 2000:

Lifting costs decreased by $25,042 during the nine months ended September 30, 2001, when compared to the same period in 2000, primarily because the Schwing #1 was shut-in during 2001 and the corresponding production costs were not incurred.

Production taxes decreased $23,693 during the first nine months of 2001, when compared to the same period in 2000, primarily because the total severance tax for our oil revenue was less in 2001 because of the net decrease in oil production.  Our average severance tax burden is approximately 12% for oil revenue and approximately 6% for gas revenue.  Accordingly, since our oil revenue, which has the higher severance tax burden, was down during 2001, the corresponding severance tax liability was also down.

General and Administrative

Total general and administrative ("G&A") expenses increased $52,782 for the three months ended
September 30, 2001 when compared to the same period in 2000 and increased $78,972 for the nine months ended September 30, 2001 when compared to the same period in 2000.  This increase is substantially attributable to costs incurred for: a) the Annual Meeting of Stockholders (e.g. mailing, printing etc.) held on July 11, 2001 - the Company did not hold an Annual Meeting in 2000; and b) legal and other incidental costs associated with the Company's name change.

Depreciation, Depletion and Amortization

Depreciation, Depletion and Amortization ("DD&A") for the periods presented consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Oil and Gas Properties	$ 284,745	$ 250,695	$ 783,071	$ 748,649
Furniture, Fixtures and Equipment	3,474	4,898	12,288	14,732
Total	$ 288,219	$ 255,593	$ 795,359	$ 763,381
DD&A for the oil and gas properties, per BOE:	$ 13.06	$ 7.19	$ 10.88	$ 7.66

The DD&A for oil and gas properties is computed using the units-of-production method utilizing only proved reserves at the end of the respective period.  The DD&A rate increased $5.87 per BOE for the three months ended September 30, 2001, and $3.22 per BOE for the nine months ended September 30,
2001 when compared to the same periods in 2000, as a result of the total costs subject to amortization increased by approximately $3.2 million between September 30, 2000 and September 30, 2001.  This increase is attributable to the costs of new wells drilled, including direct drilling costs and allocated seismic costs, that were added to the costs subject to amortization during that period.

Impairment of Oil and Gas Properties

The Company incurred a non-cash impairment charge of $928,000 during the third quarter of 2001 associated with a "ceiling test" write-down pursuant to Regulation S-X, Rule 4-10(e)(4).  According to the authoritative accounting literature, the Company is required to calculate the "ceiling" on a quarterly basis and expense any of the net costs accumulated in the full cost pool that exceed that "ceiling".  The
"ceiling" at September 30, 2001 is substantially lower than previous periods (no impairment charges have been incurred for previous periods presented) primarily because of the decrease in oil and gas prices that have occurred since the beginning of the year and in particular subsequent to September 11,
2001.  The terrorist attacks, recent actions taken by OPEC, unexpected weather patterns, and other factors, have recently created an extremely volatile oil and gas price environment.  These factors, along with the ultimate successor failure of future exploration and development activities, will affect future ceiling calculations and may ultimately lead to additional impairment charges, the extent can not be determined at this time.

Interest Expense

Total interest incurred, and its allocation, for the periods presented is as follows:

	For the Three Months		For the Nine Months
	Ended September		Ended September 30,
	2001	2000	2001	2000
Interest paid or accrued	$ 73,567	$ 70,337	$ 214,878	$ 209,845
Amortization of debt discount	-	54,834	73,113	164,503
Amortization of debt issuance costs	-	34,559	19,176	103,677
Amortization of debt restructuring costs	11,000	-	46,078	-
Total interest incurred	84,567	159,730	353,245	478,025
Interest capitalized for exploration activities	(73,350)	(69,942)	(213,987)	(208,307)
Interest expense	$ 11,217	$ 89,788	$ 139,258	$ 269,718

As discussed in the Company's Annual Report on Form 10-KSB and Footnote 2 on page 6 of this report, the Company's convertible debentures, with an aggregate balance of $2,782,500, had an original maturity of April 16, 2001.  Approximately 95%, or $2,695,500, of the debenture holders agreed to extend the maturity for 2 years in exchange for: a) lowering the conversion rate from $30.00 to $1.75: and b) increasing the interest rate from 10% to 11% per annum.  Accordingly, the total interest paid and accrued increased slightly for the periods presented in 2001, when compared to 2000 as a result of the higher interest rate.  Total interest incurred decreased in 2001 primarily as a result of the original debt discount and issuance costs incurred in 1997 (which aggregated over $1.6 million) became fully amortized in April 2001.  Total costs incurred to restructure the debenture this year totaled $92,044 and are being amortized over the new term of two years.

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

Disclosure Regarding Forward-Looking Statements

This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities
Exchange Act of 1934, as amended (the "Exchange Act").  All statements other than statements of historical facts included in this report, including, without limitation, statements under "Management's
Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, reserve quantities, plans and objectives of the Company's management for future operations and capital expenditures are forward-looking statements and the assumptions upon which such forward-
looking statements are based are believed to be reasonable.  We can give no assurance that such expectations and assumptions will prove to be correct.  Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found.  This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond our control.  Such risks and uncertainties may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations.  Factors that may affect such forward-looking statements include, but are not limited to: our ability to generate sufficient cash flow from operations to complete our planned drilling and exploration activities; risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas;
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
At September 30, 2001 and as of the date of this report, we were not involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

Item 2. Change in Securities.

     (a)     Recent Sales of Unregistered Securities.  The Company sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act") during the quarter ended September 30, 2001 and through the date of this report:

          1. On May 17, 2001, two entities, Ramat Securities, Ltd. and Tamar Securities, Inc., purchased
55,417 shares of the Company's common stock.  On May 17, 2001, one entity , Howard Amster, IRA, purchased 16,667 shares of the Company's common stock.  On June 7, 2001, BellSouth Master Pension
Trust purchased 233,333 shares of the Company's common stock and Metropolitan Life Insurance
Company Separate Acct EN purchased 433,333 shares.  On June 21, 2001 Arbco Associates, L.P.
purchased 266,667 shares common stock.  All these purchases were at $0.50 per share resulting from the exercise of outstanding warrants and generated proceeds of $502,708.50.  Certificates, representing the shares issued upon exercise, were restricted and each included a restrictive legend prohibiting transfer without registration under the Securities Act.  The Company relied upon Section 4(2) of the
Securities Act in issuing the securities without registration.  The institutions to whom the securities were issued had full information concerning the business and affairs of the Company.  No underwriter or other sales agent participated in the exercise of the warrants.  The shares issued upon exercise of the warrants were registered by the Company for resale by the holders in registration No.333-59188.

          2. On July 11, 2001 the Company issued 5,000 shares of common stock to Clemons F. "Bud"
Walker and on July 12, 2001 the Company issued 5,000 shares to James C. Ruane.  Messrs. Walker and Ruane exercised vested stock options held by them at the time they left the Company's Board of
Directors following the Annual Meeting of Stockholders.  The exercise price was $0.50 per share and the Company received proceeds totaling $5,000.00 upon issuance of the securities.  The Company relied upon Section 4(2) of the Securities Act in issuing the securities without registration.  The two persons to whom the securities were issued were formerly directors and had full information concerning the business and affairs of the Company and acquired the shares for investment purposes.  Certificates representing the securities issued bear a restrictive legend and stop transfer instruction have been entered prohibiting transfer of the securities except in compliance with applicable securities laws.

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

          1. The following directors were elected for the terms indicated:

Name of Director	Terms Expires At Annual Meeting In
Steve A. Antry	2002
J. Peter Koonce	2002
David A. Melman	2003
Homer C. Osborne	2003
Patrick J. Duncan	2004

                     Voting for nominees for director was as follows:

No. of Votes	No. of Votes Received	Withheld
Patrick J. Duncan	2,033,291	21,833
David A. Melman	2,020,962	34,162
Homer C. Osborne	2,046,412	8,712
J. Peter Koonce	2,020,962	34,162
Steve A. Antry	2,033,741	21,383

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

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibit is filed with this report.

            (1) Exhibit 4.1, "Certificate of Amendment to the Certificate of Designation of Series C Redeemable 5% Cumulative Preferred Stock".

     (b) We have not filed any reports on Form 8-K for the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                        REPUBLIC RESOURCES, INC.

Date: November 19, 2001                               By: /s/ Patrick J. Duncan
                                                                        Patrick J. Duncan
                                                                        Principal Executive Officer and
                                                                          Principal Accounting Officer