Form 10KSB
period 2001-12-31
REPUBLIC RESOURCES INC /CO/
filed 2002-03-05
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Commission File Number 0-6580

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
Common Stock (Par Value $.10 Per Share)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No___

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.  [   ]

        The issuer's revenues for its most recent fiscal year were $2,390,580.

        As of February 28, 2002 the issuer had 6,339,815 shares of its $0.10 par value Common Stock issued and outstanding.  Based upon the closing sale price of $.25 per share on February 28, 2002, the aggregate market value of the common stock, the Registrant's only class of voting stock, held by non-affiliates was $457,000.

        The following documents are incorporated by reference into Part III of this Form 10-KSB:
Registrant's definitive Proxy Statement to be filed on or before April 30, 2002, pursuant to Regulation
14A in connection with Registrant's annual meeting of stockholders to be held in June 2002.

        Transitional Small Business Issuer Disclosure Format     Yes __   No  X

PART I

ITEM 1 - BUSINESS

HISTORY AND OVERVIEW

Republic Resources, Inc. (the "Company") was incorporated in the state of Nevada on September 11,
1968 to engage in the oil and gas acquisition, development and production business.  Prior to 1993, the
Company conducted business primarily in Western Colorado and Eastern Utah. In August 1993, the
Company acquired privately owned oil and gas assets and commenced operating in the
Denver-Julesburg Basin ("DJ Basin") of northeastern Colorado. In the years following the acquisition, the Company invested several million dollars in an effort to exploit the assets acquired and experienced marginal success.  Substantially all of the DJ Basin and other Rocky Mountain oil and gas assets were sold in 1998 for approximately $3.2 million.  Beginning in 1996, the Company began investing as a non-operator in various acquisitions and exploration projects in the Gulf Coast region of southern
Louisiana and Texas.  In 2001, the Company acquired over 9,500 net acres in two separate wildcat exploration prospects in the state of Utah.

RECENT DEVELOPMENTS

Sale of Assets, Planned Exchange of Debt, Preferred Stock Exchange, and Change in Future
Corporate Strategy

On February 8, 2002, the Company announced it had agreed to sell all of its oil and natural gas properties located in the states of Louisiana and Texas to Harken Energy Corporation ("Harken")
pursuant to a Purchase and Sale Agreement dated January 31, 2002 (the "Asset Sale
Agreement").  In exchange for these assets Harken has agreed to convey: a) up to 2,645,500 shares of  Harken Common Stock as consideration for the proved assets; and b) make a Contingent
Payment in 2004 depending on the results of future exploration and development of the exploratory prospects, included in the assets being sold.  The Company intends to use the consideration received from the sale of these assets, along with the issuanceof 4.4 million additional shares, to pay off the entire balance of its $2,645,500 Convertible Debentures (the"Debentures") and to exchange all of its $5.1 million Series C Preferred Stock ("Preferred Stock") for common stock of the Company.

These transactions are significant and meaningful to the Company when considering over $7.7 million of future obligations will be eliminated.  Upon closing the Asset Sale, the Company will have no significant debt or other long term obligations.  Although the sale includes all of the Company's revenue generating assets, the Company  will retain its interest in two undeveloped prospect areas in
Utah.  In addition, Republic will focus its future corporate strategy in seeking an appropriate acquisition or merger candidate in one or more businesses which have no material debt obligations or other liabilities, which have a prospect for immediate or near-term cash flow, and which offer a significant opportunity for future growth and return to our common stockholders.  Although there are no firm commitments, the Company has  commenced an informal search for an appropriate merger candidate.  These efforts has resulted in preliminary conversations with two possible candidates.

The number of shares of Harken Common Stock to be issued at the Closing of the Asset Sale will be determined by dividing the total principal amount of the Company's outstanding Debentures by the average reported closing price for Harken's Common Stock for the 20 trading days ending on the day before the Closing (hereafter referred to as the "Common Stock Value Per Share").  However, under no circumstances shall the Common Stock Value Per Share be less than $1.00.  The Company has offered the Debenture Holders all of the Harken Common Stock plus an additional 1.0 million shares of the Company common stock to fully satisfy the principal balance of the Debentures (the "Exchange
Offer").  Acceptance of the Exchange Offer by the holders of at least 90% of the outstanding principal amount of the Debentures is a condition to Closing of the Asset Sale to Harken.

The Company also reached an agreement with its Preferred Stockholders whereby all of the issued and outstanding Series C Preferred Stock, with a face value of $5.1 million (including dividends in arrears), have been exchanged for 3.4 million shares of Republic common stock plus an assignment of the
Contingent Payment Agreement associated with the Asset Sale to Harken.  The assets associated with
Contingent Payment Agreement include most of the exploratory prospects or "prospect inventory"
located in Jackson County, Texas.  The unproved assets have not been given any initial value in the contemplated transaction with Harken, but will be evaluated for additional value at the end of 2003 using a "Lookback Formula" as defined in the Contingent Payment Agreement.  If warranted, an additional payment of either cash and/or Harken Common Stock will be made by Harken in 2004.  In the event the
Asset Sale is not completed, the Company is committed to convey to the former preferred stockholders an interest in the exploratory properties equivalent to what such stockholders would have received from
Harken had the Asset Sale closed.

The Closing of the Asset Sale is contingent upon: (a) Holders representing at least 90% of the Debenture principal balance approving the Exchange Offer (as described above); and (b) the approval of the Asset
Sale Agreement by at least a majority of Republic's Common Stockholders.  The Asset Sale is required to be completed by April 15, 2002.  The Company has informally discussed the terms of the Exchange
Offer with individuals representing over 30% of the principal balance of the outstanding Debentures.
These individuals have tentatively agreed to the proposed terms and the Company initiated the formal solicitation to its Debenture holders on February 22, 2002. It is anticipated that the requisite majority of holders of Debentures will accept the Exchange Offer.

The Company intends to hold a special meeting of its stockholders on or after March 25, 2002 to consider approval of the Asset Sale.  It is anticipated that stockholders will approve the Asset Sale at the stockholders meeting, as the six former holders of the Company's Series C Preferred Stock, who now hold over 68% of the outstanding common stock, agreed to attend and vote in favor of approval in connection with the exchange of the Preferred Stock for Republic common stock which was completed
February 11, 2002.

The Company expects to complete the Asset Sale immediately following its special meeting of stockholders.

OPERATIONS

As of December 31, 2001, we had varying ownership interests in 17 gross (1.98 net) non-operated wells located in Southern Louisiana and Texas.

The following table presents a summary of our oil and gas reserve information as of December 31, 2001
(all of our reserves are located onshore in the states of Louisiana and Texas):

Net Proved Reserves
Bbls	Mcf	Mcfe (1:6)	BOE (6:1)
237,000	1,263,000	2,685,000	447,000

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

Crude Oil - Oil produced from our properties is generally transported by truck, barge or pipeline to unaffiliated third-party purchasers at the prevailing field price. Currently, the primary purchaser of our proportionate share of crude oil is Plains Marketing, L.P. which bought over 30% of our crude oil production in 2001. The contracts are month-to-month and subject to change. The market for our crude oil is competitive and therefore we do not believe that the loss of one of our primary purchasers would have a material adverse effect on our business because other arrangements could be made to market our crude oil products. We do not anticipate problems in selling future oil production because purchases are made based on current market conditions and pricing. Oil prices are subject to volatility due to several factors beyond our control including: political turmoil; domestic and foreign production levels; OPEC's ability to adhere to production quotas; and possible governmental control or regulation.

Natural Gas - We sell, through our operating partners, our natural gas production at the wellhead to various pipeline purchasers or natural gas marketing companies.  Our third party operators distribute the corresponding revenues once the funds are received from the purchaser. The wellhead contracts have various terms and conditions, including contract duration. Under each wellhead contract, the purchaser is generally responsible for gathering, transporting, processing and selling the natural gas and natural gas liquid and we receive a net price at the wellhead.

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

Commencing in the mid - 1980s and continuing until the present, the FERC promulgated several orders designed to correct market distortions and to make gas markets more flexible and competitive. These orders have had a profound influence on natural gas markets in the United States and have, among other things, increased the importance of interstate gas transportation and encouraged development of a large spot market for gas.

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

The Company has historically suffered operating losses for most of the years it has been in existence and it continues to have an accumulated deficit at December 31, 2001.

        The Company has suffered recurring, and sometimes significant, operating losses.  The operating loss for 2001 was approximately $5.2 million and at December 31, 2001 we had an accumulated deficit of approximately $37.8 million.

We may require additional financing.  The terms may be unfavorable to present shareholders.
Failure to receive financing will jeopardize the chances for future success.

        We will be required to make substantial capital expenditures to develop our existing reserves and to discover new oil and gas reserves.  Currently, the only known source of capital the Company has to fund its anticipated oil and gas exploration and development activities is through our existing working capital and our future operating cash flows. Historically, we have financed these expenditures primarily with proceeds from the sale of debt and equity securities and with cash from operations.  See "Management's
Discussion and Analysis of Financial Condition and Results of Operations, Liquidity, Capital
Expenditures and Capital Resources" elsewhere in this report for a discussion of the Company's anticipated capital budget.  We cannot assure you that we will be able to raise capital in the future.
If we cannot obtain sufficient additional capital resources if and when it is needed, our operations and financial condition will be adversely affected.

Republic will have no revenue after January 1, 2002 if the Asset Sale is completed.

        The Company is selling all of its producing oil and gas properties including all of its proved reserves of oil and natural gas effective January 1, 2002.  As a result, assuming the Asset Sale is approved, as is expected, the Company's only assets will be its limited cash reserves and non-producing, exploratory prospects.  No assurance can be made as to whether the Company will achieve revenue from any of these properties.

Republic may not acquire a profitable business.

        Once the Asset Sale is completed, the Company intends to seek to acquire, or to be acquired by, a private business.  The Board of Directors of Republic expects that any such business shall have no, or limited, debt, shall have cash flow from business operations and shall have a reasonable opportunity for growth and benefit to the Company and its stockholders.  No assurance can be given that any such private business will be acquired or that any acquisition transaction will be favorable to the Company or its stockholders or result in future benefit to the stockholders of the Company.

Republic may no longer be primarily an oil and natural gas business.

        If the Company is successful in completing an acquisition of another private company, the business of such company may be outside the oil and natural gas business, and a majority of the Company's future operations might be in another line of business entirely.  No assurance can be given as to what line of business the Company might be in following any such future acquisition.  Notwithstanding that we may operate another line of business, we intend to hold and explore our present exploratory prospects in Utah.

We will be subject to the risk of volatile oil and natural gas prices.

        Our success is highly dependent on prices for oil and gas, which are extremely volatile.  Beginning in
1997 and continuing through late 1999, the prices we received for our production generally declined, especially for oil.  Oil prices, along with natural gas prices have recently recovered, but remain volatile.
Any additional substantial or extended decline in the price of oil or natural gas would have a material adverse affect on us.  Oil and gas markets are both seasonal and cyclical.  Prices of oil and gas affect the following aspects of our business:

*        our revenues, cash flows and earnings;
*        our ability to attract capital to finance our operations and the cost of the capital;
*        the value of our oil and gas properties; and
*        the profit or loss we incur in exploring for and developing our reserves.

        Various factors beyond our control will affect the prices of oil and natural gas, including:

*        the worldwide and domestic supplies of oil and natural gas;
*        the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
*        political instability or armed conflict in oil or natural gas producing regions;
*        the price and level of foreign imports;
*        the state of the national and international economy and the level of consumer demand;
*        the price, availability and acceptance of alternative fuels;
*        the availability of pipeline capacity;
*        weather conditions; and
*        domestic and foreign government regulations and taxes.

We will not control our oil and gas properties; therefore, we will continue to be dependent upon the various operators of our properties.

        The Company is not presently the operator of any of its oil or natural gas properties and prospects.
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

*        economic conditions;
*        title problems;
*        compliance with governmental requirements;
*        weather conditions; and
*        shortages and delays in labor, equipment, services or supplies.

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

*        fires; natural disasters;
*        explosions; encountering formations with abnormal pressures;
*        blowouts; cratering;
*        pipeline ruptures; spills; and
*        power shortages; equipment failures.

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

*        permits for drilling operations; road and pipeline construction;
*        reports concerning operations; spacing of wells;
*        unitization and pooling of properties; taxation;
*        environmental protection; production rates; and
*        customs regulations; worker safety regulations.
*        construction of processing facilities;

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

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control.  The reserve data included in this report represent only estimates.  In addition, the historical and projected estimates of future net revenue from proved reserves and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may prove to be incorrect over time.  In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the discounted present value thereof for our crude oil and natural gas properties described in this annual report are based on the assumptions that such properties will be developed in accordance with their proposed development programs and that future crude oil prices will remain the same as crude oil prices at December 31, 2001, with respect to production attributable to our interests in our respective properties.

        In addition, you should not construe the estimated present value of future cash flow as the current market value of the estimated oil and natural gas reserves attributable to our properties. We have based the estimated discounted future net cash flows from proved reserves on prices and costs as of the date of the estimate, in accordance with applicable regulations set forth by the SEC, whereas  actual future prices and costs may be materially higher or lower.  Many factors will affect actual future net cash flows, including:

*        the amount and timing of actual production,
*        supply and demand for oil and natural gas,
*        curtailments or increases in consumption by natural gas purchasers, and
*        changes in governmental regulations or taxation.

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

We will face substantial competition.

        We will be competing with both major and independent oil and natural gas and other companies, nearly all of which will have substantially larger financial resources, operations, staffs and facilities.  We will continue to face intense competition from both major and independent oil and natural gas companies when we seek to acquire desirable properties and to market our production.  These competitors have financial and other resources substantially in excess of those which will be available to us.  The effects of this highly competitive environment could have a material adverse on our business.

Acquiring interests in other properties involves substantial risks.

We intend to evaluate and acquire interests in oil and natural gas properties in the Gulf Coast area and possibly in other areas of the United States.  To acquire producing properties or undeveloped exploratory acreage will require an assessment of a number of factors including:

*        the value of the oil or gas properties and the likelihood of future production;
*        potentially recoverable reserves;
*        estimated operating costs;
*        potential environmental and other liabilities; and
*        potential drilling and production difficulties.

        Such assessments will necessarily be inexact and uncertain.  Our review of assets to be acquired may not reveal all existing or potential problems.  Any unsuccessful acquisition could have a material adverse effect on the Company's financial condition.

Our corporate charter includes anti-takeover provisions.

        Our articles of incorporation presently authorizes 605,000 shares of preferred stock, of which
99,503 shares have been designated as Series C.  The Series C was exchanged for common stock in
February 2002 and retired. However, our Board of Directors may issue the remaining 505,497 shares of unissued preferred stock without shareholder approval and may set the rights, preferences and other designations, including voting rights, of those shares as the Board of Directors may determine.  In addition, our articles of incorporation provide for a classified Board of Directors.  Directors serve staggered three-year terms and may only be removed for cause.  These provisions may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.  We have no plans, arrangements, commitments or understandings relating to potential future issuances of preferred stock.  We will not be subject to provisions of the Nevada General Corporation Law that would make some business combinations more difficult, as our articles of incorporation specifically opt out from those provisions.

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

ADMINISTRATION

Office Facilities - We currently rent approximately 2,300 square feet, renewable on an annual basis, in an office facility in Grand Junction, Colorado.  The rental rate is approximately $2,300 per month.

Employees - As of December 31, 2001, we had three full-time and one part-time employees.  None are covered by a collective bargaining agreement. We consider that our relations with our employees is satisfactory.

ITEM 2 - PROPERTIES

PRINCIPAL OIL AND GAS INTERESTS

Developed Acreage - Our proved properties as of December 31, 2001 are located in the following areas shown in the table below:
484:
		OIL		GAS
Fields	State	Gross Wells(1)	Net(2) Wells	Gross Wells(1)	Net(2) Wells	Developed Acreage Gross Net(2)
East Bayou Sorrel	Louisiana	3.48		-	-	368	59
South Lake Arthur	Louisiana	-	-	1.20		349	73
Maurice	Louisiana	-	-	2.16		258	22
Ganado	Texas	-	-	3.38		350	44
Texana	Texas	-	-	3.23		383	48
Formosa	Texas	-	-	4.50		938	117
Big 12/Tortuga	Texas	-	-	1.03		320	10
Grand Total		3.48		14	1.50	2,966	373

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

Undeveloped Acreage - Our gross and net working interests on undeveloped acreage as of December
31, 2001 is as follows:

Assets Held For Sale

	Undeveloped Acreage			Expiration of Net Acreage(1)
Prospect Description	State	Gross	Net	2002	2003	2004
East Bayou Sorrel	Louisiana	90	14	14	-	-
Maurice	Louisiana	189	42	5	11	-
Formosa	Texas	3,394	1,424	278	103	43
Texana	Texas	13,138	1,106	366	650	-
Big 12/Tortuga	Texas	2,890	90	33	53	4
Totals		19,701	1,560	696	817	47

Footnotes

        (1)     Substantially all of these leases had original terms of 2 or 3 years.  The table illustrates the year the net acres will expire unless production has been obtained.

Assets To Be Retained

		Undeveloped Acreage
Prospect Description	State	Gross	Net
Thompson Canyon	Utah	13,524	5,072 (1)
Cactus Rose	Utah	10,906	3,408 (2)
Other	Utah	1,020	1,020 (3)
Totals		25,450	9,500

Footnotes

        (1)     All of the leases will expire in 2011 unless production has been obtained.
        (2)     Substantially all of the leases will expire in 2002 unless production has been obtained.
        (3)     Substantially all of the leases will expire in 2003 unless production has been obtained.

GULF COAST PROPERTIES AND PROSPECTS

Overview - The three primary areas where the Company has participated as a non-operating, minority interest partner, are described below.  These properties and prospects are those assets "held for sale"
and are subject to the Asset Sale Transaction with Harken.

East Bayou Sorrel - During 1997, the Company acquired a working interest and an after prospect payout ("APPO") leasehold interest in the 1996 discovery of a new oil and gas field, East Bayou Sorrel
Field located in Iberville Parish, Louisiana.  The production from the three producing wells in this field represented approximately 41% of the Company's production (on an equivalent unit basis) in 2001.
Most of the production is being drawn from the CIB Haz 2 sand formation. The prospect "paid out"
effective November 15, 1999 and our working interest increased from 8.9% to 15.6% as a result of owning the APPO.

Maurice Field - In 1997, the Company joined Amerada Hess Corporation to drill a discovery well at
Maurice Field, Vermilion Parish, Louisiana.  Since then, three additional wells have been drilled and completed, of which two wells have been lost due to downhole mechanical problems.  Production from this field represented approximately 9% of the Company's production (on an equivalent unit basis) in
2001 and is being drawn from the Bol Mex III, Marg Tex and Camerina sand formations. Our working interests in this field range from 6.9% to 9.5%.

Formosa, Texana and Ganado 3-D Exploration Prospects - During 1997, the Company secured a
12.5% working interest in three on-shore upper Gulf Coast 3-D seismic survey projects located in and around Jackson County, Texas. The 3-D surveys cover over 200 square miles (approximately 130,000 acres).  The Company had eight wells in these prospect areas in 2001 which produced approximately
47% of the Company's total production (on an equivalent unit basis) in 2001.  All theses wells produce from either the Miocene, Frio or Yegua sand intervals

UTAH PROPERTIES AND PROSPECTS

Overview - The following paragraphs describe the two primary prospect areas that are not included in the "assets held for sale" and will be retained by the Company.

Cactus Rose - The Cactus Rose prospect area is located in Grand County, Utah, approximately 75 miles west of Grand Junction, Colorado.  Geologically, this prospect area is on the northwest end of a salt valley anticline in the Paradox Basin.  There are four prospects that have been identified by integrating seismic data, well control, dipmeters, mudlogs, surface maps and air photo interpretation.  Maps have been prepared on four potential oil producing horizons and a series of structural cross sections have been constructed.  The Cactus Rose prospect area and the underlying geologic work has been generated by
Tidewater Oil and Gas, LLC ("Tidewater"), a private company located in Denver, Colorado.  The primary objectives are in the Jurassic age sandstones of the Navajo, Entrada and Moab Tongue with relatively modest drilling depths of 5,000' or less.  The Company owns a 31.25% working interest in this prospect area and estimates its proportionate share of costs for the first exploratory well would be approximately
$100,000.

Thompson Canyon - The Thompson Canyon prospect area is also located in Grand County, Utah, near the small town of Thompson and is approximately 5 miles east of the Cactus Rose prospect area.
Geologically, this prospect is within the Paradox Fold and Fault Belt province in the northeastern part of the Paradox Basin.  Although this prospect area has several potential oil and gas prospects with drilling depths of 6,000' or less, of particular interest to the Company is the possibility of a large gas play at depths below 13,000'.  Tidewater is also the generator of this prospect area and has gathered seismic and other geologic data that supports the possibility of a large hydrocarbon accumulation at deeper intervals.
The Company currently owns a 37.50% working interest in this prospect area and, in conjunction with
Tidewater, intends to farm-out the drilling of the deeper prospects.

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

ESTIMATED PROVED RESERVES

Our oil and gas reserve and reserve value information is included in footnote 13 of the consolidated financial statements, titled "Oil and Gas Producing Activities." This information is prepared pursuant to
Statement of Financial Accounting Standards No. 69, which includes the estimated net quantities of our
"proved" oil and gas reserves and the standardized measure of discounted future net cash flows.  The estimated proved reserves information is based upon an engineering evaluation by Netherland, Sewell &
Associates, Inc. The estimated proved reserves represent forward-looking statements and should be read in connection with the disclosure on forward-looking statements set forth elsewhere in this report.

We have not filed any reports containing oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission and the Department of Energy. There were no differences in the reserve estimates reported to these two agencies.

All of our oil and gas reserves are located in the Continental United States. The table below sets forth our estimated quantities of proved reserves, and the present value of estimated future net revenues discounted by 10% per year using prices we were receiving at the end of each of the two fiscal years ending 2001 and
2000 on a non-escalated basis.

	Year Ended December 31,
	2001	2000
Estimated Proved Oil Reserves (bbls)	237,000	377,000
Estimated Proved Gas Reserves (Mcf)	1,263,000	1,498,000
Estimated Future Net Revenues	$5,018,000	$20,429,000
Present Value of Estimated Future Net Revenues	$3,825,000	$15,131,000
Prices used to determined reserves:
Oil (per Bbl)	$ 18.51	$ 25.81
Gas (per Mcf)	$ 2.95	$ 10.15

The Company believes that no major discovery or other favorable or adverse event has occurred since
December 31, 2001, which would cause a significant change in the estimated proved reserves reported herein.  The estimates above are based on year-end pricing in accordance with the guidelines of the
Securities and Exchange Commission and do not reflect current prices.  Since January 1, 2001, no oil or gas reserve information has been filed with or included in any report to any U.S. authority or agency other than the SEC and the Energy Information Administration (EIA).  The basis of reporting reserves to the
EIA for the company's reserves is identical to that set forth in the foregoing table.

As of February 28, 2002, the Company was participating in the completion of one exploratory well (in which we own a 3.125% working interest) and the drilling of one exploratory well (owning a 1.2%
working interest).  Both wells are located in Jackson County, Texas.

NET QUANTITIES OF OIL AND GAS PRODUCED

Our net oil and gas production for each of the last two years (all of which was from properties located in the United States) was as follows:
	Year Ended December 31,
	2001	2000
Oil	38,000	80,000
Gas	311,000	274,000

The average sales price per barrel of oil and Mcf of gas, and average production costs per barrel of oil equivalent ("BOE") excluding depreciation, depletion and amortization were as follows:
Year Ended	Average Sales Prices			Average Production
December 31	Oil (Bbls)	Gas (Mcf)	Per BOE	Cost Per BOE
2001	$ 24.76	$ 4.67	$ 26.66	$ 5.03
2000	$ 29.12	$ 4.59	$ 28.55	$ 4.50

DRILLING ACTIVITY

The following table summarizes our oil and gas drilling activities that were completed during the last two fiscal years, all of which were located in the continental United States:

	2001		2000
Wells Drilled	Gross	Net	Gross	Net
Exploratory
Oil	-	-	-	-
Gas	2.16		5.63
Non-Productive	6.60		2.25
Total	8.76		7.88
Development
Oil	-	-	-	-
Gas	-	-	-	-
Non-Productive	-	-	-	-
Total	-	-	-	-

ITEM 3 - LEGAL PROCEEDINGS

We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation of our business.
At December 31, 2001 and as of the date of this report, we were not involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our Security holders during the fourth quarter ended
December 31, 2001.

Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board market under the symbol "RPRS."  Until
January 14, 1999, the Company common stock was traded in the Nasdaq Small Cap Market.  The following table sets forth the high and low reported closing prices per share of the Company's common stock for the quarterly periods indicated, which correspond to the fiscal quarters for financial reporting purposes.

	Common Stock
	High	Low
2000:
First quarter	0.75	0.28
Second quarter	0.44	0.17
Third quarter	0.63	0.16
Fourth quarter	0.88	0.38
2001:
First quarter	2.31	0.72
Second quarter	2.60	1.48
Third quarter	1.45	0.73
Fourth quarter	0.90	0.56

Stockholders - As of January 1, 2002, we had approximately 1,000 record holders of our common stock and 6 holders of our Series C Preferred stock.

Dividends - We have not paid cash dividends on our common stock in the past and do not anticipate doing so in the foreseeable future.

Under our Articles of Incorporation, as amended ("Articles"), the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the Company's Preferred Stock, when and if issued.  Such rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock.  The Board previously designated Series A Cumulative Convertible Preferred Stock, Series B 5% PIK Cumulative
Preferred Stock and Series C 5% Redeemable Preferred stock, none of which is outstanding and all of which has been retired.

Recent Sales of Unregistered Securities - The Company issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"), during the quarter ended December 31, 2001 and through the date of this report.

On February 11, 2002, six entities (Kayne Anderson Diversified Capital Partners, Arbco Associates, L.P.,
Kayne Anderson Non-Traditional Investments, L.P., Kayne Anderson Capital Partners, L.P., Bellsouth
Master Pension Trust, and Metropolitan Life Insurance Co.), representing all the holders of the Company's
Series C Preferred stock ("Series C"), exchanged all of the outstanding Series C, including accrued and unpaid dividends of $124,379 for 3.4 million shares of restricted common stock.  Certificates, representing the shares issued upon exercise, were restricted and each included a restrictive legend prohibiting transfer of the securities exception compliance with applicable securities laws.  The Company relied upon Section
4(2) of the Securities Act in issuing the securities without registration.  The institutions to whom the securities were issued had full information concerning the business and affairs of the Company.  No underwriter or other sales agent participated in the exchange.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, our cash balance was $739,456 with a positive working capital position of
$386,476, compared to a cash balance of $1,407,769 and a positive working capital position of
$1,380,134 of December 31, 2000.  The change in our cash balance is summarized as follows:

Cash balance at December 31, 2000	$ 1,407,769
Sources of Cash:
Cash provided by operating activities	1,832,907
Proceeds from exercise of warrants and options	507,708
Proceeds from the sale of property plant and equipment	105,006
Total sources of cash	2,445,621
Uses of Cash:
Capital expenditures for oil and gas activities	(2,808,027)
Repayment of convertible debentures and long term debt	(143,890)
Debt restructuring costs	(92,044)
Preferred stock dividends	(62,189)
Other capital expenditures	(4,451)
Purchase of certificate of deposit	(3,333)
Total uses of cash	(3,113,934)
Cash balance at December 31, 2001	$ 739,456

We were able to generate positive cash flow from operating activities of $1,832,907 during 2001 principally due to the favorable oil and gas prices.  As discussed more thoroughly later in the Results of
Operations section under the caption "Oil and Gas", the average prices received by the Company during
2001 were $24.76 per bbl of oil and $4.67 per Mcf of natural gas.  In addition, the Company received proceeds aggregating $507,709 when warrants and options to exercise approximately 1.0 million shares of common stock were exercised during the second and third quarters of 2001.

The costs incurred in 2001 for oil and gas activities are summarized as follows (the difference between the total incurred, as illustrated in the following table, and the total amount cash used in 2001, relates to the net decrease in the accounts payable for these activities between December 31, 2001 and December 31, 2000).

Category:	Program Operator			Internal
	NEG	Parallel	AHC	Costs	Total	%
Acquisition of Unproved Properties	$ 3,817	$ 143,021	$ 11,297	$152,327	$ 310,462	11%
Exploration costs	-	1,199,111	487,072	142,289	1,828,472	68%
Workovers	274,028	4,737	-	-	278,765	10%
Capitalized interest	-	-	-	287,048	287,048	11%
Total	$277,845	$1,346,869	$498,369	$581,664	$2,704,747	100%
Percent	10%	50%	18%	22%	100%

PROPOSED SALE OF SUBSTANTIALLY ALL ASSETS

As more fully described earlier in this Report in Part I, Item 1, under the caption "Recent Developments", the Board of Directors approved a Purchase and Sale Agreement dated January 31, 2002 ("Sale
Agreement") with Harken Energy Corporation ("Harken").  Under the Sale Agreement we will sell all of our  oil and gas properties located in the states of Texas and Louisiana, which include all of our proved reserves of oil and natural gas and certain exploratory (non producing) prospects, along with all related assets.

The Company has over $2.6 million of 11% convertible debentures due in April 2003 ("Debentures") and, as of December 31, 2001, had over $5.1 million of Series C nonvoting, redeemable preferred stock (the
"Series C Preferred") due in 2005.  The decision to sell our assets was made because the Board concluded that it is unlikely the Company will be able to meet its future obligations to holders of the Debentures and the Series C Preferred when those obligations become due.

In reaching its decision to recommend the sale of substantially all of Republic's oil and natural gas assets, the board of directors considered a number of factors including the following:

Republic's obligation to the holders of the Debentures are due April 15, 2003 and the outstanding Series C
Preferred was mandatorily redeemable on December 31, 2005.  Annual interest on the Debentures is
$291,000 and dividends on the Preferred Stock accrue at an annual rate of approximately $250,000.

Several events occurred in 2001 that significantly decreased the value of the Company's oil and gas reserves, including: unanticipated mechanical and geologic problems were encountered in two properties resulting in significant downward adjustments of the recoverable reserves; and six of eight wells drilled in 2001 were either dry or commercially nonproductive.  Therefore, Republic was unable to replace the reserves either lost or produced in 2001; and the prevailing prices for oil and natural gas have significantly declined during 2001.

Republic holds interests in only a few undrilled oil and natural gas prospects.  It is unlikely that we will achieve significant additional reserves of oil and gas by participating in drilling of these properties.

Republic lacks sufficient financial resources to acquire interests in other properties or to otherwise grow our resource base to meet our future obligations to repay the Debentures and redeem the Series C Preferred.

We plan to use the proceeds from the Asset Sale, along with 4.4 million additional common shares of
Republic (of which 3.4 have already been issued to the former holders of our Series C Preferred Stock) to help pay-off the obligations to holders of the Debentures and the Series C Preferred.  However, once the
Asset sale has been completed and the proceeds utilized as described above, Republic will have no revenue and only limited assets, including approximately $100,000 in cash after payment of expenses incurred in connection with the Harken and related transactions, capital obligations of our oil and gas properties and other costs and expenses..

REPUBLIC'S FUTURE PLANS

If the Sale Agreement is approved and completed as described above, the Company will no longer be obligated to repay the Debentures at maturity in 2003.  In addition, since all of the outstanding Series C
Preferred, with a face value of $5.1 million (including accrued and unpaid dividends), was exchanged for
3.4 million shares of Republic common stock in February 2002, this future cash obligation has also been satisfied.  After closing the sale,  Republic will have current assets of approximately $100,000,  no cash flow, no material debt or other obligations, and interests in two small exploratory oil and natural gas prospects in Utah (that will require additional funding to both retain and fully exploit).  The board of directors believes that the best opportunity for investment return for the holders of our common stock is for Republic to acquire, or to be acquired by, one or more private companies which may be in another line of business.
The directors believe that any future transaction would likely involve issuance of Republic common stock and other securities to the owners of another business in exchange for the other business.  The owners of a privately held business might enter into such a transaction as a means to establish a public market for their ownership interests, or to assist in future financing for their business.  The Republic directors believed that
Republic may be a candidate for such a transaction if the obligations to holders of the Debentures and the
Series C Preferred have been eliminated with the sale of our assets, and if no other material liabilities or obligations then exist.

The directors have discussed, in general, the types of businesses and transactions which will be pursued once the sale of our assets is completed.  Basically, the directors intend to seek to acquire one or more businesses which have no material debt obligations or other liabilities, which have, or have a prospect for, immediate or near term cash flow, and which offer a significant opportunity for future growth and return to stockholders.
We anticipate that it is likely that such a business combination would result in significant dilution to our existing common stockholders, with the owners of the private business likely to receive at least a majority of our common stock and control of our board of directors.  We can give no assurance or other representation as to whether any future such combination can be achieved, the terms of such a business combination or whether such a transaction would be beneficial to our common stockholders.  Under applicable law, we will not be required to obtain, and we do not intend to seek, stockholder approval of a future transaction, including any which might involve issuance of our securities, change of the principal business of Republic, or a change of control or management.  The directors will use their best business judgment in seeking an appropriate acquisition candidate, negotiating terms of any transaction, and completing a transaction.

Neither Republic nor any prospective acquisition partner have made any commitment to any transaction, and we will pursue an acquisition transaction only if the Board of Directors concludes that it would likely meet the objectives summarized above.  Republic's future activities will be significantly curtailed because it will lack sufficient capital resources and liquidity to pursue any significant business opportunities.  Unless Republic successfully completes a suitable acquisition transaction which does not require significant capital resources, and which provides ongoing cash flow, Republic could be unable to continue in business.

FUTURE CONTINGENCY PLANS

Completion of the Asset Sale to Harken is contingent upon acceptance by holders of 90% of the outstanding principal amount of our Debentures.  Republic has proposed to the holders that each holder surrender his
Debenture at the effective day of the closing of the Asset Sale Agreement in exchange for the holder's pro rata share of the following: (1) the Harken Common Stock to be issued at the closing, (2) 1.0 million shares of Republic common stock to be issued to Debenture holders and (3) payment of interest on each Debenture through the date of closing of the Asset Sale.  We expect that the requisite majority of holders will accept the proposal.  In the event that the Asset Sale is not completed because the exchange is rejected by Debenture holders or for any other reason, Republic will continue to seek one or more other transactions to merge
Republic with another entity or sell some or all of our assets in a manner which would satisfy our obligations to the Debenture holders.  However, we would anticipate that our cash and liquid assets would be exhausted sometime in 2002 and Republic might then consider liquidation or formal insolvency proceedings.

RESULTS OF OPERATIONS

Overview

Our largest source of operating revenue has been from the sale of produced oil, natural gas, and natural gas liquids.  Therefore, the level of our revenues and earnings are effected by prices at which natural gas, oil and natural gas liquids are sold. Therefore, our operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in price and production levels.  The Asset Sale
Agreement with Harken previously discussed includes,  among other things, all of the Company's proved and producing reserves with an effective date of January 1, 2002.  Accordingly, should this transaction ultimately close, the Company will not have a source of future revenue or cash flows.

Oil and Gas

Operating statistics for oil and gas production for the periods presented are as follows:

	For the Year Ended December 31,
	2001	2000
Production:
Oil (bbls)	37,817	79,937
Gas (Mcf)	311,100	273,940
BOE (6:1)	89,667	125,594
Average Collected Price:
Oil (per bbl)	$ 24.76	$ 29.12
Gas (per Mcf)	$ 4.67	$ 4.59
Per BOE (6:1)	$ 26.66	$ 28.55
Operating Margins:
Revenue
Oil	$ 936,245	$ 2,327,450
Gas	1,454,335	1,257,795
Total Revenue	2,390,580	3,585,245
Costs
Lifting Costs	(255,221)	(299,434)
Production taxes	(195,823)	(266,007)
Total Costs	(451,044)	(565,441)
Operating Margin	$ 1,939,536	$ 3,019,804
Operating Margin Percent	81%	84%
Production Costs per BOE before DD&A	$ 5.03	$ 4.50
Change in Revenue Attributable to:
Production	$ (1,055,750)
Price	(138,915)
Total decrease in revenue	$ (1,194,665)

Comparison of Oil Production between 2001 & 2000:

The Company's oil production decreased by 42,120 bbls for the twelve months ended December 31, 2001, when compared to the same period in 2000, primarily because the Schwing #1 well, located in the East
Bayou Sorrel field, has not produced since December 2000.  The Schwing #1 produced 42,073 bbls of oil, net the Company, during 2000 from the Cib Hazz 3 sand formation, representing 53% of our oil production for that year.  The Schwing #1 was initially shut-in in September 2000 because of apparent formation problems when sand began showing up in the production fluids.  At that time, in order to mitigate the sand,
NEG (the operator of the well) cut the production rate back to approximately 500 bbls per day and 500
Mcf per day.  The well produced at that level until late December 2000 when the sand emulsion reappeared and production ceased.  During the first few months of 2001 remedial efforts, utilizing coiled tubing, were attempted to clean out the well bore and restore production, however, those efforts failed.

After the remedial efforts failed, NEG proposed another procedure to laterally sidetrack the well approximately 117 feet from the existing bottom hole location to essentially create a "sister" well.  We non-consented to this procedure principally because: a) we did not believe the new bottom-hole location was far enough away from the existing take point to avoid problems from the damaged rock formation; b) we were concerned the reservoir had reached the water/oil contact at that interval and should be sidetracked up-structure (not laterally); and c) the proposed lateral sidetrack would not be able to recover any of the potential "attic oil" that was mapped up-structure.  NEG completed the lateral sidetrack procedure during the fourth quarter of 2001 and found the well produced very little oil and a tremendous amount of water thereby confirming our suspicion that the take point had likely reached the "oil/water" contact.  NEG has recently proposed to re-complete up-hole in the Cib Hazz 2 sometime in the second quarter of 2002 and evaluate alternates for returning to the Cib Hazz 3 at a later date.  We intend to participate in the re-completion procedure in the Cib Hazz 2 and will not be penalized for any of the costs incurred by NEG associated with the failed lateral sidetrack procedure.  All the reserves associated with the Schwing #1 in the Cib Hazz 3 formation, which totaled approximately 58,848 BOE, were written-off in 2001.

Comparison of Gas Production between 2001 & 2000:

The Company's gas production increased by 37,160 Mcf for the twelve months ended December 31, 2001, when compared to the same period in 2000, primarily because of the discovery wells in Jackson County,
Texas, that were completed in the third and fourth quarter of 2000.  All the Jackson County wells collectively produced 217,650 net Mcf during 2001, representing 70% of our net gas production this year, compared to
69,650 net Mcf in 2000.  These new wells have offset the loss of production from the Schwing #1, which produced 41,681 Mcf in 2000, and the natural decline in production from the Company's other natural gas producing wells.  However, because most of the Jackson County wells decline fairly rapidly, with most of the ultimate production being accumulated within the first eighteen months, we expect our total production in
2002 from our existing wells to be significantly less than 2001.

Comparison of Oil and Gas Revenue between 2001 & 2000:

Oil and gas revenue for the twelve months ended December 31, 2001 decreased by $1,194,665, when compared to the same period in 2000.  This change in total revenue is primarily attributable to a $1,055,750 decrease associated with a loss of oil production, as discussed above, and to a lessor extent a decrease of
$138,915 associated with lower oil prices in 2001.  We received an average price of $24.76 per bbl of oil during 2001 compared to $29.12 for the same period in 2000 - representing a $4.36, or 15% decrease per bbl in 2001.  There was not a significant difference in the prices we received for natural gas during the periods presented.

Comparison of Oil and Gas Costs between 2001 and 2000:

Lifting Costs - A portion of the lifting costs are "variable" based on the volumes produced.  This is particularly true with oil since it generally costs more to produce than gas (on an equivalent units basis).  Accordingly, the lifting costs decreased $44,213 for the year ended December 31, 2001 when compared to the same period in
2000 primarily because of the overall decrease in oil production between the periods presented.

Production Taxes - The production taxes decreased $70,184 for the year ended December 31, 2001 when compared to the same period in 2000 primarily because a substantial portion of the production taxes are based on the revenue generated and not on the volume produced.  Accordingly, the lower prices received for oil in 2001 resulted in lowering the cost of the corresponding production taxes.

Drilling and Completion Results in 2001:

An exploratory well that commenced drilling in October 2000 in our Maurice prospect area, located in
Lafayette Parish, Louisiana, logged more than 67-ft of apparent net pay in five sand intervals.  During the second quarter of 2001, this well was completed and tested at an initial rate of 7,300 Mcf and 300 bbls of condensate a day.  However, shortly after the well was placed on production, the flowing tubing pressure began rapidly declining and indicating either a smaller than anticipated reservoir and/or possible depletion in that sand interval.  In addition, the well began producing heavy volumes of water indicating a potential faulty completion.  Since then, this well has continually been evaluated to determine if any potential remedial procedures could be performed to restore the well.  However, no significant procedures have been proposed by the operator to date.  Given the uncertainty that any procedures will be performed in the future and the recent conclusion that any future procedure would likely be unsuccessful, the Company wrote off all the reserves associated with this well  in 2001.  This revision, or write-off, associated with this well aggregated over 273,000 Mcfe (or 45,500 BOE).  The Company has a 9,5% working interest in this well and has incurred over $650,000 in connection with this well, of which $490,000 was incurred in 2001.

During 2001, we participated in the drilling of eight (8) exploratory wells located in or around Jackson
County, Texas, within the prospect areas operated by Parallel.  Of these eight (8) wells, only two (2) have been deemed commercially productive with economic reserves, and six (6) were essentially dry.  The costs incurred by the Company during 2001 for all these wells was in excess of $1.3 million.

Depreciation, Depletion and Amortization

Depreciation, Depletion and Amortization ("DD&A") for the periods presented by cost center consisted of the following:

	For the Year Ended December 31,
	2001	2000
Oil and Gas Properties	$1,109,405	$ 998,249
Furniture and Fixtures	15,243	19,495
Total	$1,124,648	$1,017,744
DD&A for the oil and gas properties, per BOE:	$ 12.37	$ 7.95

DD&A for the oil and gas properties is computed using the units-of-production method utilizing only proved reserves at the end of the respective period.

Impairment - Oil and Gas Properties Held for Sale

We use the full cost method of accounting for our oil and gas activities.  The full cost method regards all costs of acquisition, exploration, and development activities as being necessary for the ultimate production of reserves.  All of those costs are incurred with the knowledge that many of them relate to activities that do not result directly in finding and developing reserves.  However, the benefits obtained from the prospects that do prove successful, together with the benefits fro past discoveries, may ultimately recover the costs of all activities, both successful and unsuccessful.  Thus, all costs incurred in those activities are regarded as integral to the acquisition, discover, and development of reserves that ultimately result from the efforts as a whole and are thereby associated whit Republic's proved reserves.  Establishing a direct cause-and-effect relationship between costs incurred and specific reserves discovered, which is the premise under the successful efforts accounting method, is not relevant to the full cost concept.  However, the costs accumulated in our full cost pool are subject to a "ceiling", as defined by Regulation SX Rule 4-10(e)(4).  In addition, any assets that are deemed "held for sale" are required to be written down to their estimated fair market value even though that amount may be lower than the computed "ceiling".

Our ceiling at December 31, 2001 was approximately $3.8 million.  However, as a result of entering into the
Asset Sale Agreement with Harken, we were required to write down all the assets held for sale to the estimated fair value of the Harken stock to be received in the transaction.  Accordingly, we incurred an impairment charge of $5,275,048 in 2001.  No impairment charge was incurred in 2000 since our ceiling at the end of that period was greater than our net accumulated costs.  In determining the impairment charge for
2001, no consideration was given to the contingent payment that may be made by Harken in 2004 since the value of such could not be reasonably estimated at this time.

ABANDONED MERGER SETTLEMENT

On November 8, 2000, the Company announced that its proposed merger with Carpatsky Petroleum, Inc.
("Carpatsky") had been terminated.  Pursuant to the terms of the Termination Agreement, as amended,
Carpatsky: a) paid the Company $82,411 in cash (in November 2000) for certain accounting and administrative services provided to Carpatsky by the Company between October 1, 1999 and the date of termination; and b) paid the Company an additional $160,000 in 2001 for compensation associated with the failed merger.  For financial statements recording purposes, the total amount of these payments, aggregating
$242,411, were recorded as "other income" in 2000.

INTEREST EXPENSE

Total interest incurred, and its allocation, for the periods presented is as follows:

	For the Year Ended December 31,
	2001	2000
Interest paid or accrued	$ 288,186	$ 280,156
Amortization of debt discount	73,113	219,337
Amortization of debt issuance costs	46,078	138,236
Amortization of debt restructuring costs	30,681	-
Total interest incurred	438,058	637,729
Interest capitalized for exploration activities	(287,048)	(278,250)
Interest expense	$ 151,010	$ 359,479

        There has been very little change in the total interest incurred when comparing the periods presented because the majority of our debt is represented by the $2.6 million in convertible debentures.  The principle balance of the debenture did not change during the periods presented.

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

              New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board
          ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business
          Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets"
          ( SFAS 142").  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years.  The Company does not believe that the adoption of the se statements will have a material effect on its financial position, results of operations, or cash flows.

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations". SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of the adoption of this statement on its financial position, results of operations, or cash flows.

In August 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived Assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

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
shortages of equipment, services and supplies; government regulation; environmental matters; financial condition of the other companies participating in the exploration, development and production of oil and gas programs; and other matters beyond our control.  In addition, since all of the prospects in the Gulf Coast area are currently operated by other parties, we will not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities.  All written and oral forward-looking statements attributable to our Company or persons acting on our behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

ITEM 7 - FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Republic Resources, Inc.
Grand Junction, Colorado

We have audited the accompanying consolidated balance sheet of Pease Oil and Gas Company and subsidiaries as of  December 31, 2001, and the related consolidated statements of operations, redeemable preferred stock and other stockholders' equity (deficit) and cash flows for the years ended December 31,
2001 and 2000.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of
America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Resources, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As discussed in Note 12 to the financial statements, subsequent to December 31, 2001, the company entered into an agreement to sell all of its revenue generating assets and distribute the consideration to the convertible debenture holders.  These facts raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Hein + Associates llp

Denver, Colorado
February 14, 2002

Republic Resources, Inc.
CONSOLIDATED BALANCE SHEET
December 31, 2001

ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 739,456
Trade receivables, net of allowance for bad debts of $7,599	206,540
Prepaid expenses and other	8,993
Total current assets	954,989
OIL AND GAS PROPERTIES HELD FOR SALE, at cost (full cost method) net of accumulated amortization and impairment of $22,219,989	2,445,500
UNEVALUATED OIL AND GAS PROPERTIES, at cost (full cost method)	129,292
OTHER ASSETS:
Office equipment and vehicle	112,575
Less accumulated depreciation	(97,480)
Net office equipment and vehicle	15,095
Deferred debt restructuring	61,363
Deposits and other	53,633
Total other assets	130,091
TOTAL ASSETS	$ 3,659,872
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 7,496
Dividends payable	124,379
Accounts payable, trade	325,607
Accrued expenses	111,031
Total current liabilities	568,513
LONG-TERM DEBT, less current maturities	2,647,512
Total liabilities	3,216,025
COMMITMENTS AND CONTINGENCIES (See Note 4)
REDEEMABLE PREFERRED STOCK:
Series C Preferred Stock, par value $0.01 per share, 99,503 shares authorized, issued and outstanding. (Redeemable for $3,316,767 and a Liquidation preference of $4,975,150 at December 31, 2001)	4,975,150
OTHER STOCKHOLDERS' EQUITY (DEFICIT):
Undesignated Preferred Stock, par value $0.01 per share, 505,497 shares remain authorized.	-
Common Stock, par value $0.10 per share, 10,000,000 shares authorized, 2,939,815 shares issued and outstanding.	293,981
Additional paid-in capital	32,925,946
Accumulated deficit	(37,751,230)
Total Other Stockholders' deficit	(4,531,303)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,659,872

The accompanying notes are an integral part of these consolidated financial statements.

Republic Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2001 and 2000

	2001	2000
REVENUE:
Oil and gas sales	$ 2,390,580	$ 3,585,245
OPERATING COSTS AND EXPENSES:
Oil and gas production costs	451,044	565,441
General and administrative	719,550	754,268
Depreciation, depletion and amortization	1,124,648	1,017,744
Impairment of oil and gas properties held for sale	5,275,048	-
Total operating costs and expenses	7,570,290	2,337,453
INCOME (LOSS) FROM OPERATIONS	(5,179,710)	1,247,792
OTHER INCOME (EXPENSES):
Abandoned merger settlement	-	242,411
Interest and other income, net	34,131	57,793
Interest expense	(151,010)	(359,479)
NET INCOME (LOSS)	$(5,296,589)	$ 1,188,517
Preferred Stock Dividends	(186,568)	-
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(5,483,157)	$ 1,188,517
BASIC:
Earnings (Loss) Per Share	$ (2.20)	$ 0.68
Weighted Average Shares Outstanding	2,492,000	1,755,000
DILUTED:
Earnings (Loss) Per Share	$ (2.20)	$ 0.66
Weighted Average Shares Outstanding	2,492,000	1,813,000

The accompanying notes are an integral part of these consolidated financial statements.

Republic Resources, Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND OTHER
STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2001 and 2000

			Other Stockholders' Equity (Deficit)
	Series C Redeemable Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Other Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCES, January 1, 2000	-	$ -	105,828	$ 1,058	1,731,398	$173,140	$37,636,191	$(33,456,590)	$ 4,353,799
Purchase and retirement of Series B preferred stock			(6,325)	(63)	-	-	(210,770)	-	(210,833)
Preferred Stock Exchange	99,503	4,975,150	(99,503)	(995)	-	-	(4,974,155)	-	(4,975,150)
Issuance of common stock for:
Bonuses to officer and employees in lieu of cash	-	-	-	-	158,500	15,850	50,400	-	66,250
Services of Directors in lieu of cash	-	-	-	-	34,500	3,450	18,113	-	21,563
Net Income	-	-	-	-	-	-	-	1,188,517	1,188,517
BALANCES, December 31, 2000	99,503	4,975,150	-	-	1,924,398	192,440	32,519,779	(32,268,073)	444,146
Preferred Stock Dividends	-	-	-	-	-			(186,568)	(186,568)
Exercise of stock options and warrants	-	-	-	-	1,015,417	101,541	406,167	-	507,708
Net Loss	-	-	-	-	-	-	-	(5,296,589)	(5,296,589)
BALANCES, December 31, 2001	99,503	$4,975,150	-	$ -	2,939,815	$293,981	$32,925,946	$(37,751,230)	$ (4,531,303)

The accompanying notes are an integral part of these consolidated financial statements.

Republic Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001 and 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(5,296,589)	$ 1,188,517
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,124,648	1,017,744
Impairment	5,275,048	-
Amortization of debt discount and issuance costs	149,873	357,573
Bad debt expense	4,131	-
Loss on sale of assets	4,223	-
Issuance of common stock for services	-	87,813
Changes in operating assets and liabilities:
(Increase) decrease in:
Note and other receivable for abandonment of merger	160,000	(160,000)
Trade receivables	353,436	(161,260)
Prepaid expenses and other	5,846	3,703
Increase (decrease) in:
Accounts payable	50,142	6,836
Accrued expenses	2,149	(56,657)
Net cash provided by operating activities	1,832,907	2,284,269
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property, plant and equipment	(2,812,478)	(1,398,899)
Redemption (purchase) of certificate of deposit	(3,333)	15,000
Proceeds from sale of property, plant and equipment	105,006	-
Net cash used in investing activities	(2,710,805)	(1,383,899)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and options	507,708	-
Deferred debt restructuring costs	(92,044)	-
Preferred stock dividends	(62,189)	-
Purchase and retirement of Series B preferred stock	-	(210,833)
Repayment of convertible debentures	(137,000)	-
Repayment of long-term debt	(6,890)	(6,122)
Net cash provided by (used in) financing activities	209,585	(216,955)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(668,313)	683,415
CASH AND EQUIVALENTS, beginning of year	1,407,769	724,354
CASH AND EQUIVALENTS, end of year	$ 739,456	$ 1,407,769
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 284,330	$ 280,156
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in accounts payable for oil and gas activities	$ (103,280)	$ 181,347

The accompanying notes are an integral part of these consolidated financial statements.

Republic Resources, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES:

    Nature of Operations - At December 31, 2001 the principal business of Republic Resources, Inc. (the
    "Company") is to participate as a non-operating, minority interest owner in exploration, development, production and sale of oil, natural gas and natural gas liquids.  In July 2001 the Company changed it's name from Pease Oil and Gas Company to Republic Resources, Inc.  The Company was previously engaged in the processing and marketing of natural gas at a gas processing plant, the sale of oil and gas production equipment and oilfield supplies, and oil and gas well completion and operational services.  However, during 1998, the
    Company's gas processing plant and the oilfield service and supply businesses were sold.  The Company conducted its operations through the following wholly-owned subsidiaries: Loveland Gas Processing
    Company, Ltd.; Pease Oil Field Services, Inc.; Pease Oil Field Supply, Inc.; and Pease Operating Company,
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

    Oil and Gas Properties - The Company's oil and gas producing activities are accounted for using the full cost method of accounting.  The Company has one cost center (full cost pool) since all of its oil and gas producing activities are conducted in the United States.  Under the full cost method, all costs associated with the acquisition, development and exploration of oil and gas properties are capitalized, including payroll and other internal costs that are directly attributable to these activities.  Any internal costs that are capitalized are limited to those costs that can be directly identified with the acquisition, exploration, and development activities undertaken by the Company for its own account, and do not include any costs related to production, general corporate overhead, or similar activities.  The total amount of internal costs capitalized in unevaluated oil and gas properties as of December 31, 2001 is $129,292, consisting only of interest.  The
    Company capitalizes interest on its unevaluated oil and gas properties in accordance with FASB
    Interpretation No. 33.  Accordingly, interest is capitalized on oil and gas assets that have been excluded from the full cost amortization pool.  The interest that is capitalized becomes part of the related projects or properties and will be subject to amortization when the costs of those corresponding assets are transferred to the amortization pool.  For the years ended December 31, 2001 and 2000, capital expenditures include other internal costs of $12,224 and $16,127, respectively.

    Proceeds from sales of oil and gas properties are credited to the full cost pool with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

    Acquisition costs of unproved properties and costs related to exploratory drilling and seismic activities are initially excluded from amortization.  These costs are evaluated at least annually for impairment and transferred to properties being amortized when either proved reserves are established or the costs are determined to be impaired. When evaluating unproved properties for impairment, the Company considers, among other factors, historical experience, primary lease terms, the terms of the exploration agreement(s)
    within an area of mutual interest and the quality of a particular 3-D data set.

    At December 31, 2001, the Company owned approximately 11,060 net (45,154 gross) undeveloped acres, of which, 1,560 net (19,701 gross) were included in the "assets held for sale".  The remaining properties, consisting of 9,500 net (25,450 gross) acres are in the state of Utah and were acquired with lease terms ranging from 1 to 10 years.  Unless production has been obtained through exploratory drilling,
    3,408 of the net acres will expire in 2002, 1,020 net acres will expire in 2003, and 5,072 net acres will expire in 2011.  Substantially all of the undeveloped acreage contain identified exploratory prospects or leads.  Should the leases expire prior to an exploratory well being drilled, the value of these properties may be negatively affected.  This in turn may have a negative material impact on the Company's future results of operations and/or its financial condition.  The carrying value of the undeveloped acreage at December
    31, 2001 was $129,292.  At December 31, 2001, the Company also owned approximately 373 net
    (2,966 gross) developed acres which are also included in the "assets held for sale".  Substantially all of the developed acres have terms that allow the Company to hold the lease as long as production is maintained.

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

    As discussed above, substantially all the capitalized internal cost were impaired at December 31, 2001.

    As described in note 12, the Company has decided to sell substantially all of its oil and gas assets.

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

    Impairment of Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  If the net carrying value exceeds estimated undiscounted future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value.  The Company recorded impairments in 2001 to reduce its oil and gas properties to the anticipated realizable value.
    These impairments totaled $5,275,048.

    Office Equipment and Vehicle -The office equipment and vehicle are stated at cost.  Depreciation for these assets is calculated using the straight-line method over 4 to 7 years which represents the estimated useful lives of the corresponding assets.  Depreciation expense related to the office equipment and the one vehicle amounted to $15,243 and $19,495 for the years ended December
    31, 2001 and 2000, respectively.

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

    Debt Issuance Costs - Debt issuance costs are related to the restructuring of convertible debentures discussed in Note 2.  These costs are being amortized using the straight-line method.

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

    The Company's financial statements are based on a number of significant estimates including the allowance for doubtful accounts, assumptions effecting the fair value of stock options and warrants, estimated proceeds from the sale of the oil and gas assets, and oil and gas reserve quantities which are the basis for the calculation of amortization and impairment of oil and gas properties.  Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories.

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

    For non-employees, the Company accounts for stock-based compensation as prescribed by SFAS
    No. 123titled Accounting for Stock-Based Compensation.  This pronouncement requires that all options, warrants and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the measurement date and pro forma information be provided as to the fair value effects of transactions with employees.  Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No. 123.  The measurement date is generally the earlier of: a)
    the date in which the performance of the goods or services is fully committed; or b) the date in which the performance is substantially complete.

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

    New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB")
    issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and
    No. 142 "Goodwill and Other Intangible Assets" ( SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition.  The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

    In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations". SFAS
    143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of liability, (3)
    allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle.  At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

    In August 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of
    Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived
    Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived Assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of
    Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued
    operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement
    144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

2.   DEBT FINANCING ARRANGEMENTS:

    Long-Term Debt - Long-term debt at December 31, 2001 consists of the following:

Convertible debentures, interest at 11%, due April 2003, unsecured	$ 2,645,500
Note payable to bank, interest at 8.5%, monthly payments of $669, due March 2003, collateralized by a vehicle	9,508
Total long-term debt	2,655,008
Less current maturities	(7,496)
Long-term debt, less current maturities	$ 2,647,512

    In April 2001, the Company restructured $2,645,500 of the outstanding debentures.  The terms of the restructuring proposal extend the original maturity date for two years, from April 15, 2001 to April 15,
    2003, in exchange for: a) lowering the conversion rate from $30.00 to $1.75; and b) increasing the interest rate from 10% to 11% per annum.  Interest continued to be due and payable on a quarterly basis.  The new conversion rate of $1.75 represented the current market rate of the Company's common stock on the date the restructuring plan was accepted by the majority of the debenture holders and formally committed to by the Board of Directors.  The Company repaid $137,000 to holders that did not elect to participate in the restructuring proposal.

    Aggregate maturities of long-term debt, as restructured are as follows:

Year Ending December 31:
2002	7,496
2003	2,647,512
Total	$ 2,655,008

3.   INCOME TAXES:

    Deferred tax assets (there are no deferred tax liabilities) as of December 31, 2001 are comprised of the following:
2001
Long-term Assets:
The effect of net operating loss carryforwards	$ 10,300,000
Property, plant and equipment	2,900,000
Tax credit carryforwards	600,000
Total	13,800,000
Less valuation allowance	(13,800,000)
Net long-term asset	$ -

    During the years ended December 31, 2001 and 2000, the Company increased the valuation allowance by approximately $2,550,000 and $174,000 respectively, primarily due to an increase in the net operating loss carryforwards which are not likely to be realizable.  The Company has provided a valuation allowance for the net operating loss and credit carryforwards based upon the various expiration dates and the significant limitations which exist under IRS Sections
    382 and 384.

    At December 31, 2001, the Company had net operating loss carryforwards for income tax purposes of approximately $27.0 million, which expire primarily in 2008 through 2021.  The majority of these net operating losses either may be or are subject to limitations under IRS
    Sections 382 and 384.  Additionally, the Company has tax credit carryforwards at December
    31, 2001, of approximately $290,000 and percentage depletion carryforwards of approximately
    $800,000.

4.   COMMITMENTS AND CONTINGENCIES:

    Employment Agreement - During 1994, the Board of Directors approved an employment agreement with the Company's current President/CFO.  As more thoroughly discussed in Note 6, the President's employment agreement was amended in November 2000.  The agreement , as amended, may be terminated by the officer upon 90 days notice or by the Company without cause upon 30 days notice.  In the event of a termination by the Company without cause, the Company would be required to pay the officer one year's salary.  If the termination occurs following a change in control, which includes a merger, the Company would be required to make a lump sum payment equivalent to $150,000.

    Profit Sharing Plan - The Company has established a 401(k) profit sharing plan (the "Plan") that covers all employees with six months of service who elect to participate in the Plan.  The Plan provides that the employees may elect to contribute up to 15% of their salary to the Plan.  All of the
    Company's contributions are discretionary and amounted to $842 and $962 for the years ended
    December 31, 2001 and 2000, respectively.

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

    The Carpatsky shares were never delivered and the Companies amended the Termination Agreement in
April 2001 to eliminate the obligation of Carpatsky to issue the shares and instead provide for an additional cash payments of $160,000 which were made in 2001.

6.   PREFERRED STOCK AND RESTRUCTURING:

        As of December 31, 2001, the Company has the authority to issue up to 605,000 shares of Preferred
Stock, which may be issued in such series and with such preferences as determined by the Board of Directors.

        On December 31, 1997, the Company issued 113,333 shares of Series B 5% PIK Cumulative
Convertible Preferred Stock for $5,666,650 (the "Series B Preferred Stock").  The Series B Preferred Stock
was convertible into common stock at a 25% discount to the market price.

        In November 2001, six institutional holders, holding approximately 94% of the Series B Preferred stock with a stated value of over $4.97 million, exchanged their Series B for a new class of non-voting, non-convertible, preferred stock designated as the "Series C" Preferred Stock.  The Company redeemed in cash the remaining 6% of the Series B Preferred at a 33% discount, or $210,833.  In connection with this restructuring, all the holders of the Series B Preferred stock waived the payment of all unpaid dividends in arrears. The Series C Preferred was mandatorily redeemable, at its stated value, on December 31, 2005, or could have been redeemed at the Company's election at a 33% discount (or approximately $3.32 million if all of it is redeemed), either in whole or in part, through December 31, 2003.

        The Series C was to receive dividends at a rate of 5% per annum beginning in the second quarter of
2001.  However, after receiving only one quarterly dividend, at the Company's request, the holders of the
Series C agreed to waive the payment of future dividends because of the deteriorating financial condition of the Company.  However, the amended certificate of designation for the Series C required the dividends be accrued on a quarterly basis and ultimately be paid when the Series C was redeemed.

        Subsequent to December 31, 2001 the Series C Preferred Stock holders agreed to exchange their
Series C Preferred Stock, including all the accrued and unpaid dividends, into 3,400,000 shares of common stock.

        As an inducement for the Series B Preferred stockholders to restructure their investment and grant a discounted redemption feature in 2000, the Company issued warrants to acquire up to 1,763,800 shares of common stock exercisable at $0.50 per share. 1,005,417 of these warrants were exercised in 2001 and the remaining warrants will expire on December 31, 2003.

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

        For financial statement reporting purposes, in addition to the cash bonus, the Company  recognized a non-cash charge of $60,900 in the fourth quarter of 2000 which represents the fair value of the 150,000 common shares on the date of grant (or $.41 per share).  There was no financial statement impact for the warrants issued to Mr. Duncan since the exercise price was 18.75% higher than the market price on the date of grant.

7. NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS'

        A reconciliation of net income to net income available to common stockholders is as follows:

	2001	2000
Net Income (Loss)	$(5,296,589)	$ 1,188,517
Fair value of warrants issued to preferred stockholders	-	(481,612)
Dividends waived by preferred stockholders	-	376,196
Gain on redemption of Series C Preferred Stock	-	105,416
Dividends declared and paid for the Series C Preferred Stock	(62,189)	-
Dividends in Arrears for the Series C Preferred Stock	(124,379)	-
Net Income (Loss) available to common stockholders	$(5,483,157)	$ 1,188,517

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
	2001			2000
BASIC	Income	Shares	Per Share	Income	Shares	Per Share
Income (Loss) available to common stockholders	$(5,483,157)	2,492,202	$(2.20)	$1,188,517	1,755,000	$ 0.68
EFFECT OF DILUTIVE SECURITIES
Warrants and stock options	-	-	-	-	58,000	(0.02)
DILUTED
Income (Loss) available to common stock including assumed conversions	$(5,483,157)	2,492,202	$(2.20)	$1,188,517	1,813,000	$ 0.66

        As of December 31, 2001, there were 1,664,163 options and warrants outstanding.  The options and warrants were excluded from the calculation of diluted earnings per share in 2001 because they would have been antidilutive.

        As discussed in Note 6, subsequent to December 31, 2001, the Series C Preferred Shareholders
exchanged their preferred stock for 3,400,000 shares of common stock.  These additional shares are not reflected in the computation above.

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
The maximum term of options granted under the plan is 10 years and options granted to employees expire three months after the termination of employment.  No options may be exercised during the first six months of the option term.  No options may be granted after 10 years from the adoption date of each plan.  The following is a summary of activity under these stock option plans for the years ended December 31, 2001 and 2000:
	2001		2000
	Number	Weighted Average Exercise	Number	Weighted Average Exercise
	Of Shares	Price	Of Shares	Price
Outstanding, beginning of year	67,515	$ 10.92	64,780	$ 13.86
Canceled	-	-	-	-
Expired	(16,515)	10.61	(22,265)	7.77
Granted	-	-	25,000	0.50
Exercised	(10,000)	0.50	-	-
Outstanding, end of year	41,000	$ 13.58	67,515	$ 10.92

        All options are currently exercisable and if not previously exercised, will expire as follows:

Year Ended December 31,	Range of Exercise Prices		Weighted Average Exercise	Number
	Low	High	Price	Of Shares
2002	29.70	29.70	$ 29.70	11,000
2003	0.50	0.50	0.50	10,000
2007	5.00	17.50	11.25	20,000
			$ 13.58	41,000

        Warrants and Non-Qualified Stock Options - The Company has also granted warrants and non-qualified options which are summarized as follows for the years ended December 31, 2001 and 2000:

	2001		2000
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,527,480	$ 1.45	230,525	$ 16.21
Granted to the Preferred Stockholders	-	-	1,763,800	0.50
Granted to the Company's President	-	-	600,000	0.50
Granted to the Company's Directors	200,000	1.05	-	-
Expired	(98,900)	10.79	(66,845)	16.30
Exercised	(1,005,417)	0.50	-	-
Outstanding, end of year	1,623,163	$ 1.43	2,527,480	$ 1.45

        All the warrants and non-qualified options have been issued with exercise prices that were either equal to or greater than the market price on the date of grant.  The warrants were valued as follows: a) the warrants granted to the preferred stockholders were valued at their estimated fair value of $481,612 in accordance with SFAS 123 (accordingly this amount is included as a component in the reconciliation between net income and the net income available to common stockholders); and b) the warrants granted to the Company's
Directors and President were valued using the intrinsic method (accordingly there was no impact on the
Company's statement of operations for 2001 or 2000 - however, the pro forma effect is illustrated below under the caption "Pro Forma Stock-Based Compensation Disclosures").  If not previously exercised, the warrants and non-qualified options will expire as follows:
Year Ended December 31,	Range of Exercise Prices		Weighted Average Exercise	Number
	Low	High	Price	Of Shares
2002	$17.50	$ 30.30	$ 22.05	64,780
2003	0.50	1.05	0.61	958,383
2005	0.50	0.50	0.50	600,000
			$ 1.43	1,623,163

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
    Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.
	Year Ended December 31,
	2001	2000
Net Income (Loss) applicable to common stockholders:
As reported	$(5,483,157)	$1,188,517
Pro forma	(5,557,995)	1,140,232
Net Income (Loss) per common share:
As reported	$ (2.20)	$0.68
Pro forma	(2.23)	0.68

        The weighted average fair value of options and warrants granted to employees for the years ended
December 31, 2001 and 2000 was $.88 and $0.33 per share, respectively.  The fair value of each employee option and warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
	For the Year Ended December 31,
	2001	2000
Expected volatility	169.0%	152.2%
Risk-free interest rate	5.5%	6.5%
Expected dividends	-	-
Expected terms (in years)	2.5	3.1

10.  FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements.  Accordingly, at December 31, 2001, management's best estimate is that the carrying amount of cash, receivables, notes payable to unaffiliated parties, accounts payable, and accrued expenses approximates fair value due to the short maturity of these instruments.  Management estimates that fair value of the convertible debentures is approximately equal to their carrying value because; a) market interest rates for this type of debenture have not changed significantly since they were issued; and b) based on the terms of the exchange offer submitted to the convertible debenture holders in connection with the asset sale discussed in Note 12.

11.  SIGNIFICANT CONCENTRATIONS:

        Substantially all of the Company's accounts receivable at December 31, 2001, resulted from crude oil and natural gas sales to companies in the oil and gas industry.  This concentration of customers and joint interest owners may impact our overall credit risk, either positively or negatively, since these entities may be similarly affected by changes in economic or other conditions.  In determining whether to require collateral from a significant customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings, and/or credit ratings.  Receivables are generally not collateralized; however, receivables from joint interest owners are subject to collection under operating agreements which generally provide lien rights.
Historical credit losses incurred on trade receivables by the Company have been insignificant.

        For the years ended December 31, 2001 and 2000, the Company had oil sales to a single customer which accounted for 33% and 62% of total revenues, respectively.

        At December 31, 2001, substantially all of the Company's cash and temporary cash investments were held at a single financial institution.  The Company does not maintain insurance to cover the risk that cash and temporary investments with a single financial institution may be in excess of amounts insured by federal deposit insurance.

12.  SUBSEQUENT EVENTS

        Subsequent to December 31, 2001, the Company entered into an agreement to sell substantially all its oil and gas properties to a public company for common stock of the public company.  In addition to the shares, the public company is obligated to pay the Company a contingent payment, in 2004, determined based upon an agreed upon formula for drilling and development activities on two exploratory (non-producing)
prospects that are included in the sale.

        The Company intends to distribute this stock, as well as 1.0 million shares of Republic Resources common stock to the debenture holders in exchange for surrender and cancellation of the debentures.  The fair value of the $1.0 million shares and common stock of the public Company total $2,645,000 which is the face value of the debentures.  The sale to the public company is dependent upon 90% of the debenture holders agreeing to the above exchange.

        Also, subsequent to December 31, 2001, the Series C Preferred shareholders agreed to convert their preferred shares into 3.4 million of the Company's common shares.  The right to the contingent payment was also transferred to the holders of the preferred stock.  The value of this contingent payment can not be estimated and therefore will not be recorded in the financial statements.  In the event the asset sale is not completed, the Company is committed to convey to the former preferred shareholders an interest in the exploratory properties equivalent to what such shareholders would have received from Harken had the Asset sale closed.

        In the fourth quarter the Company has recorded an impairment totaling $4,347,048 to reduce the net book value of the assets to the fair value of the consideration to be received.  This impairment was in addition to a $928,000 impairment recorded by the Company in the third quarter of 2001.

        The preferred shareholders, who subsequently converted their shares into 3,400,000 shares of common stock, have signed an irrevocable proxy to approve the Asset Sale, including the convertible debenture exchange discussed above.  However, this exchange is still subject to approval of 90% of the debenture holders.  If the debenture holders do not approve the exchange, the Company believes it will not have adequate resources to repay the debenture holders when the notes are due.  If the exchange does occur, the Company will sell all of its revenue producing assets.  In either event, these circumstances raise substantial doubt as to the
Company's ability to continue operations as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The continuation of the Company is dependent upon the success of the exchange offer and the Company's ability to complete a successful merger, or find a strategic partner or acquire other revenue producing assets having positive cash flows and ultimately achieving profitable operations.

13.  OIL AND GAS PRODUCING ACTIVITIES:

        Property Acquisitions - In January 1997, the Company completed the acquisition of a 7.8125% after prospect payout working interest in a producing oil and gas prospect in Louisiana.  The prospect is operated by National Energy Group, Inc. (NEGX), an independent oil and gas producer.  The purchase price was $1,750,000 which consisted of $875,000 in cash and the issuance of 31,500 shares of the Company's common stock with a fair value of $875,000.  In February 1997, the
        Company entered into agreements with unaffiliated parties for the purchase of a 10% working interest in this prospect for $2.5 million.  The assets acquired from this acquisition account for approximately 25% of the Company's proved reserves at December 31, 2001.

        Capitalized Costs Incurred - The following table sets forth the capitalized costs incurred in our oil and gas activities during the last three years:
Description	2001	2000	1999	1998
Acquisition of proved properties	$ -	$ -	$ -	$ -
Acquisition of unproved properties	310,462	431,103	76,912	507,307
Exploration	1,846,682	711,000	314,997	5,439,095
Development and workovers	260,555	159,489	239,276	13,468
Capitalized interest	287,048	278,250	278,250	852,980
Total	$2,704,747	$1,579,842	$ 909,435	$6,812,850

        Unevaluated Oil and Gas Properties - The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2001, by the year in which such costs were incurred:
2001
Property acquisition costs	$ 105,925
Exploration costs	23,367
Total	$ 129,292

        All of the Company's unevaluated costs at December 31, 2001 relate to seismic, geological and leasehold costs incurred for the Formosa, Texana and Ganado prospect areas located in Jackson County,
Texas.  The total prospect area encompasses approximately 130,000 acres.  The current status of these prospects is that seismic has been acquired, processed, re-processed, and is being interpreted on an on-going basis.  Drilling commenced on these prospects in 1999 and will continue into the foreseeable future.  As a result of the original efforts and the reprocessing, six (6) wells were drilled in these prospect areas in 2000 and as of December 31, 2000 an additional twelve (12) "drill ready" prospects and several dozen leads in the Frio and Yegua formations have been identified.  As these prospects are drilled sometime in the future, the Company expects that additional prospects and leads will be generated as the information obtained from the new well bores is integrated into the 3-D data set.  In addition, Parallel Petroleum, the operator of the prospect areas, initiated a Regional Survey during 2001 of the Wilcox formations (examining depths between 14,000' and 17,500' below the earth's surface) and has identified at least twelve (12)
prospects where the reserve potential may be considerable.  Five (5) of those Wilcox prospects are located within the Texana and Ganado areas of mutual interest where the Company holds a 12.5% working interest.
During 2001 the Company acquired  or extended the leases on substantially all of the identified leads and prospects in the Wilcox Play.  Most of these leases have a term of two to three years.  It is expected additional leases will be acquired in the future as other prospects are identified and leads are evaluated.  As a result of the additional leads and prospects generated from the reprocessed seismic and the preliminary results of the Wilcox study, the Company believes that the time needed to fully evaluate these costs will be extended at least to the end of 2002.  However, the Company does not expect the delay in the evaluation will have any material negative impact on the valuation of the unevaluated costs.

        Capitalization of Interest - For the years ended December 31, 2001 and 2000, the Company capitalized interest costs of $287,048, and $278,250, respectively, related to unevaluated oil and gas properties and other exploration activities.

        Full Cost Ceiling - At December 31, 2001 the Company's full cost ceiling was substantially higher than net value of the evaluated oil and gas properties, however, an impairment was still required based on the anticipated sale of the oil and gas properties of at an amount less than their carrying value (see
        Note12).

        Full Cost Amortization Expense - Amortization expense amounted to $1,109,405 and $998,249 for the years ended December 31, 2001 and 2000, respectively.  Amortization expense per equivalent units of oil and gas produced amounted to $12.37 and $7.95 for the years ended December 31, 2001 and 2000 respectively.  Natural gas is converted to equivalent units of oil on the basis of six Mcf of gas is equivalent to one barrel of oil.

        Results of Operations from Oil and Gas Producing Activities - Results of operations from oil and gas producing activities (excluding well administration fees, general and administrative expenses, and interest expense) for the years ended December 31, 2001 and 2000 are presented below.
	2001	2000
Oil and gas sales	$ 2,390,580	$3,585,245
Production costs	(451,044)	(565,441)
Amortization expense	(1,109,405)	(998,249)
Impairment expense	(5,275,048)	-
Results of operations from oil/gas producing activities	$(4,444,917)	$2,021,555

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

        Oil and Gas Reserve Quantities (Unaudited) - Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.  The reserve data is based on studies prepared by the Company's consulting petroleum engineers, Netherland,
        Sewell & Associates, Inc.  Reserve estimates require substantial judgment on the part of petroleum engineers resulting in imprecise determinations, particularly with respect to new discoveries.  Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available.  All proved oil and gas reserves are located in the United States.  The following table presents estimates of our net proved oil and gas reserves, and changes therein for the years ended
        December 31, 2001 and 2000.
	2001		2000
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved reserves, beginning of year	377,000	1,498,000	334,000	1,359,000
Purchase of minerals in place	-	-	-	-
Sale of minerals in place	-	-	-	-
Extensions, discoveries, and other additions	10,000	447,000	130,000	534,000
Revisions of previous estimates	(112,000)	(371,000)	(7,000)	(121,000)
Production	(38,000)	(311,000)	(80,000)	(274,000)
Proved reserves, end of year	237,000	1,263,000	377,000	1,498,000
Proved developed reserves, beginning of year	352,000	695,000	310,000	648,000
Proved developed reserves, end of year	220,000	769,000	352,000	695,000

        The downward revisions of "previous estimates" in 2001 were primarily related to: a) the loss of one well in the Maurice field due to apparent down-hole mechanical failure; and b) the unexpected loss of a producing interval in one well in the East Bayou Sorrel field due to apparent formation damage and other geologic factors.  The downward revisions of "previous estimates" in 2000 were primarily attributable to previously recorded "behind pipe" reserves in two wells in the Maurice field were removed after attempts to recomplete those sand intervals in one of those wells failed due to poor porosity and other rock quality factors.

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

        The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves as of December 31, 2001 and 2000 based on the standardized measure prescribed in SFAS No. 69.

	2001	2000
Future cash inflows	$ 8,109,000	$24,936,000
Future production costs	(2,404,000)	(3,343,000)
Future development costs	(687,000)	(1,164,000)
Future income tax expense	-	-
Future net cash flows	5,018,000	20,429,000
10% annual discount for estimated timing of cash flow	(1,193,000)	(5,298,000)
Standardized Measure of Discounted Future Net Cash Flows	$ 3,825,000	$15,131,000
Average prices used to estimate the reserves:
Oil (per bbl)	$ 18.51	$ 25.81
Gas (per mcf)	$ 2.95	$ 10.15

        Changes in Standardized Measure (Unaudited) - The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2001 and 2000:

	2001	2000
Standardized measure, beginning of year	$15,131,000	$ 6,270,000
Sale of oil and gas produced, net of production costs	(1,940,000)	(3,020,000)
Sale of minerals in place	-	-
Net changes in prices and production costs	(7,461,000)	8,023,000
Net changes in estimated development costs	338,000	(221,000)
Revisions of previous quantity estimates	(3,330,000)	(235,000)
Discoveries, extensions and other additions	790,000	4,256,000
Accretion of discount	297,000	58,000
Standardized Measure, end of year	$ 3,825,000	$15,131,000

PART II (Continued)

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable to the Registrant.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Reference is made to the material under the caption "Election of Directors" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 2002 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 2002 which is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

        Reference is made to the material under the caption "Compensation of Executive Officers" in the
Registrant's definitive Proxy Statement to be filed on or before April 30, 2002 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 2002 which is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

        Reference is made to the material under the caption "Ownership of Common Stock" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 2002 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 2002 which is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Reference is made to the material under the caption "Certain Transactions" in the Registrant's definitive
Proxy Statement to be filed on or before April 30, 2002 pursuant to Regulation 14A in connection with its
Annual Meeting of Stockholders to be held in June 2002 which is incorporated herein by reference.

PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.	Description and Method of Filing
3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
3.2	Certificate of Amendment to the Articles of Incorporation filed on June 23, 1993.
Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form
10-KSB/A for the fiscal year ended December 31, 1999.

3.3	Certificate of Amendment to the Articles of Incorporation filed on June 29, 1993.
Incorporated by reference to Exhibit 3.3 of the Registrant's Annual Report on Form
10-KSB/A for the fiscal year ended December 31, 1999.

3.4	Plan of Recapitalization. Incorporated by reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.
3.5	Certificate of Amendment to the Articles of Incorporation filed on July 5, 1994. Incorporated by reference to Exhibit 3.5 of the Registrant's Annual Report on Form 10-KSB/A for the
fiscal year ended December 31, 1999.

3.6	Certificate of Amendment to the Articles of Incorporation filed on December 19, 1994.
Incorporated by reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-KSB
for the fiscal year ended December 31, 1998.

3.7	Certificate of Amendment to Article IV of the Articles of Incorporation as filed with the
Nevada Secretary of State, increasing the authorized shares of common stock of Registrant to 40,000,000 shares, $0.10 par value. Incorporated by reference to Exhibit 3 of the
Registrant's Current Report on Form 8-K dated June 11, 1997.

3.8	Certificate of Change in Number of Authorized Shares of Common Stock dated November
18, 1998. Incorporated by reference to Exhibit 3.8 of the Registrant's Annual Report on Form
10-KSB for the fiscal year ended December 31, 1998.

3.9	Amended and Restated Articles of Incorporation as filed July 11, 2001. Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed July 11, 2001.
3.10	Bylaws as amended and restated. Incorporated by reference to Exhibit 3.9 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
4.1	Certificate of Designation of Series C Redeemable 5% Cumulative Preferred Stock. Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated November 8, 2000.
4.2	Certificate of Amendment to the Certificate of Designation of Series C Redeemable 5%
Cumulative Preferred Stock.  Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly
Report on Form 10-QSB for quarter ended September 30, 2001.

10.1	1993 Stock Option Plan. Incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.
10.2	1994 Employee Stock Option Plan. Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
10.3	Employment Agreement effective December 27, 1994 between Pease Oil and Gas Company and Patrick J. Duncan.  Incorporated by reference to Exhibit 10.5 of the Registrant's Annual
Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.6	1996 Stock Option Plan. Incorporated by reference to 10.6 of the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.
10.7	1997 Long Term Incentive Option Plan. Incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.
10.9	Exploration Agreement dated 1/1/97 between Parallel Petroleum Corporation, Sue-Ann
Production Company, TAC Resources, Inc., Allegro Investments, Inc., Beta Oil and Gas
Company, Pease Oil and Gas Company, Meyer Financial Services, Inc., Four-Way Texas,
LLC regarding the Ganado Prospect.  Incorporated by reference to Exhibit 10.9 of the
Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.

10.14	Termination Agreement with Carpatsky Petroleum, Inc. dated November 7, 2000. Incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated November 8, 2000.
10.15	Certificate of Designation of Series C Redeemable 5% Cumulative Preferred Stock of Republic
Resources, Inc., as filed November 8, 2000.  Incorporated by reference to Exhibit 10.2 of
Registrant's Current Report on Form 8-K dated November 8, 2000.

10.16	Preferred Stock Exchange Agreement, dated effective November 1, 2000. Incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated November 8, 2000.
10.17	Preferred Stock Surrender Agreement, dated effective November 1, 2000. Incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated November 8, 2000.
10.18	Form of Warrant issued in connection with surrender of Series B Preferred Stock. Incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K dated November 8, 2000.
10.19	Amended and Restated Termination Agreement with Carpatsky Petroleum, Inc. dated April 3,
2001.  Incorporated by reference to Exhibit 10.19 of the Registrants Annual Report on Form
10-KSB for the fiscal year ended December 31, 2000.

10.20	Employment Agreement with Patrick J. Duncan dated November 2, 2000. Incorporated by reference to Exhibit 10.20 of the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

10.21	Form of Warrant issued to Patrick J. Duncan. Incorporated by reference to Exhibit 10.21 of the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
10.22	Promissory Note of Carpatsky Petroleum, Inc. dated April 3, 2001. Incorporated by reference to Exhibit 10.22 of the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

10.23	Purchase and Sale Agreement dated January 31, 2002 with Harken Energy Corporation. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed February 8, 2002.
10.24	Form of Preferred Stock Exchange Agreement and Irrevocable Proxy, dated February 11, 2002.

(b)   Reports on Form 8-K: The Company filed the following reports on Form 8-K for the period
October 1, 2001 through March 4, 2002:

        Item Reported                  Date                             Financial Statements

        (1) 1, 5, 7               February 8, 2002          None- Not Applicable

SIGNATURES

        In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC RESOURCES, INC.

Date: March 4, 2002                         By: /s/ Patrick J. Duncan
                                                         Patrick J. Duncan
                                                         Principal Executive Officer and Principal Accounting Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 4, 2002                         By:
                                                         Patrick J. Duncan
                                                         President, Chief Financial Officer, Director

Date: March 4, 2002                         By:
                                                         Steve A. Antry, Director

Date: March 4, 2002                         By:
                                                         David A. Melman, Director

Date: March 4, 2002                         By:
                                                         Homer C. Osborne, Director

Date: March 4, 2002                         By:
                                                         J. Peter Koonce, Director