Form 10KSB/A
period 2001-12-31
REPUBLIC RESOURCES INC /CO/
filed 2002-03-08
CIK 76878

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

On February 8, 2002, the Company announced it had agreed to sell all of its oil and natural gas properties located in the states of Louisiana and Texas to Harken Energy Corporation ("Harken")
pursuant to a Purchase and Sale Agreement dated January 31, 2002 (the "Asset Sale
Agreement").  In exchange for these assets Harken has agreed to convey: a) up to 2,645,500 shares of  Harken Common Stock as consideration for the proved assets; and b) make a Contingent
Payment in 2004 depending on the results of future exploration and development of the exploratory prospects, included in the assets being sold.  The Company intends to use the consideration received from the sale of these assets, along with the issuance of 4.4 million additional shares, to pay off the entire balance of its $2,645,500 Convertible Debentures (the "Debentures") and to exchange all of its $5.1 million Series C Preferred Stock ("Preferred Stock") for common stock of the Company.

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

Upon completion of the Asset Sale the Company expects to incur a non-cash charge estimated at of approximately $1.4 million.  This amount, to be reflected as a "loss on sale of assets", is a result of the carrying value of the corresponding assets will exceed the anticipated fair value of the Harken common stock on  to be received in the transaction.

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

        The Company is selling all of its producing oil and gas properties including all of its proved reserves of oil and natural gas effective January 1, 2002.  As a result, assuming the Asset Sale is approved, as is expected, the Company's only assets will be its limited cash reserves and non-
producing, exploratory prospects.  No assurance can be made as to whether the Company will achieve revenue from any of these properties.

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

        Trading in our common stock is sporadic and relatively infrequent.  The sale of a material number of our shares of common stock in the public market or the perception that such sales could occur could havea material adverse effect on the trading price of our common stock.

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

Assets Subject to Harken Sale

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

We plan to use the proceeds from the Asset Sale, along with 4.4 million additional common shares of
Republic (of which 3.4 have already been issued to the former holders of our Series C Preferred Stock)
to help pay-off the obligations to holders of the Debentures and the Series C Preferred.  However, once the Asset sale has been completed and the proceeds utilized as described above, Republic will have no revenue and only limited assets, including approximately $100,000 in cash after payment of expenses incurred in connection with the Harken and related transactions, capital obligations of our oil and gas properties and other costs and expenses.

The Company expects to incur a future non-cash charge estimated at approximately $1.4 million at the time the Asset Sale is completed.  This amount will be reflected as a "loss on sale of assets" and is a result of the carrying value of the corresponding assets will exceed the anticipated fair value of the
Harken common stock to be received in the transaction.

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

Comparison of Oil and Gas Revenue between 2001 & 2000:

Oil and gas revenue for the twelve months ended December 31, 2001 decreased by $1,194,665, when compared to the same period in 2000.  This change in total revenue is primarily attributable to a
$1,055,750 decrease associated with a loss of oil production, as discussed above, and to a lesser extent a decrease of $138,915 associated with lower oil prices in 2001.  We received an average price of
$24.76 per bbl of oil during 2001 compared to $29.12 for the same period in 2000 - representing a $4.36, or 15% decrease per bbl in 2001.  There was not a significant difference in the prices we received for natural gas during the periods presented.

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

Our ceiling at December 31, 2001 of approximately $3.8 million was substantially lower than our net accumulated costs.  Accordingly, we incurred an impairment charge of $3,875,048 in 2001 of which
$2,947,048 was recorded in the fourth quarter.  No impairment charge was incurred in 2000 since our ceiling at the end of that period was greater than our net accumulated costs.

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
In addition, since all of the prospects in the Gulf Coast area are currently operated by other parties, we will not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities.  All written and oral forward-
looking statements attributable to our Company or persons acting on our behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

ITEM 7 - FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Republic Resources, Inc.
Grand Junction, Colorado

We have audited the accompanying consolidated balance sheet of Republic Resources, Inc. and subsidiaries as of  December 31, 2001, and the related consolidated statements of operations, redeemable preferred stock and other stockholders' equity (deficit) and cash flows for the years ended December 31,
2001 and 2000.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The consolidated financial statements as of December 31, 2001 and the year then ended have been restated to reflect the oil and gas properties, which are under contract for sale, at their cost basis rather than their estimated net realizable value.  This change resulted in a decrease in net loss for fiscal 2001 of approximately $1,400,000and a decrease in the net loss per share of $.56.

Hein + Associates LLP

Denver, Colorado
February 14, 2002

Republic Resources, Inc.
CONSOLIDATED BALANCE SHEET
December 31, 2001

ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 739,456
Trade receivables, net of allowance for bad debts of $7,599	206,540
Prepaid expenses and other	8,993
Total current assets	954,989
OIL AND GAS PROPERTIES, at cost (full cost method)
Unevaluated properties	129,292
Costs being amortized	24,665,489
Total oil and gas properties	24,794,781
Less accumulated amortization and impairment	(20,819,989)
Net oil and gas properties	3,974,792
OTHER ASSETS:
Office equipment and vehicle	112,575
Less accumulated depreciation	(97,480)
Net office equipment and vehicle	15,095
Deferred debt restructuring	61,363
Deposits and other	53,633
Total other assets	130,091
TOTAL ASSETS	$ 5,059,872
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 7,496
Dividends payable	124,379
Accounts payable, trade	325,607
Accrued expenses	111,031
Total current liabilities	568,513
LONG-TERM DEBT, less current maturities	2,647,512
Total liabilities	3,216,025
COMMITMENTS AND CONTINGENCIES (See Note 4)
REDEEMABLE PREFERRED STOCK:
Series C Preferred Stock, par value $0.01 per share, 99,503 shares authorized, issued and outstanding. (Redeemable for $3,316,767 and a Liquidation preference of $4,975,150 at December 31, 2001)	4,975,150
OTHER STOCKHOLDERS' EQUITY (DEFICIT):
Undesignated Preferred Stock, par value $0.01 per share, 505,497 shares remain authorized.	-
Common Stock, par value $0.10 per share, 10,000,000 shares authorized, 2,939,815 shares issued and outstanding.	293,981
Additional paid-in capital	32,925,946
Accumulated deficit	(36,351,230)
Total Other Stockholders' deficit	(3,131,303)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 5,059,872

The accompanying notes are an integral part of these consolidated financial statements.

Republic Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2001 and 2000

	2001	2000
REVENUE:
Oil and gas sales	$ 2,390,580	$ 3,585,245
OPERATING COSTS AND EXPENSES:
Oil and gas production costs	451,044	565,441
General and administrative	719,550	754,268
Depreciation, depletion and amortization	1,124,648	1,017,744
Impairment of oil and gas properties	3,875,048	-
Total operating costs and expenses	6,170,290	2,337,453
INCOME (LOSS) FROM OPERATIONS	(3,779,710)	1,247,792
OTHER INCOME (EXPENSES):
Abandoned merger settlement	-	242,411
Interest and other income, net	34,131	57,793
Interest expense	(151,010)	(359,479)
NET INCOME (LOSS)	$(3,896,589)	$ 1,188,517
Preferred Stock Dividends	(186,568)	-
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(4,083,157)	$ 1,188,517
BASIC:
Earnings (Loss) Per Share	$ (1.64)	$ 0.68
Weighted Average Shares Outstanding	2,492,000	1,755,000
DILUTED:
Earnings (Loss) Per Share	$ (1.64)	$ 0.66
Weighted Average Shares Outstanding	2,492,000	1,813,000

The accompanying notes are an integral part of these consolidated financial statements.

Republic Resources, Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND OTHER
STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2001 and 2000

			Other Stockholders' Equity (Deficit)
	Series C Redeemable Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Other Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCES, January 1, 2000	-	$ -	105,828	$ 1,058	1,731,398	$173,140	$37,636,191	$(33,456,590)	$ 4,353,799
Purchase and retirement of Series B preferred stock			(6,325)	(63)	-	-	(210,770)	-	(210,833)
Preferred Stock Exchange	99,503	4,975,150	(99,503)	(995)	-	-	(4,974,155)	-	(4,975,150)
Issuance of common stock for:
Bonuses to officer and employees in lieu of cash	-	-	-	-	158,500	15,850	50,400	-	66,250
Services of Directors in lieu of cash	-	-	-	-	34,500	3,450	18,113	-	21,563
Net Income	-	-	-	-	-	-	-	1,188,517	1,188,517
BALANCES, December 31, 2000	99,503	4,975,150	-	-	1,924,398	192,440	32,519,779	(32,268,073)	444,146
Preferred Stock Dividends	-	-	-	-	-			(186,568)	(186,568)
Exercise of stock options and warrants	-	-	-	-	1,015,417	101,541	406,167	-	507,708
Net Loss	-	-	-	-	-	-	-	(3,896,589)	(3,896,589)
BALANCES, December 31, 2001	99,503	$4,975,150	-	$ -	2,939,815	$293,981	$32,925,946	$(36,351,230)	$ (3,131,303)

The accompanying notes are an integral part of these consolidated financial statements.

Republic Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001 and 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(3,896,589)	$ 1,188,517
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,124,648	1,017,744
Impairment	3,875,048	-
Amortization of debt discount and issuance costs	149,873	357,573
Bad debt expense	4,131	-
Loss on sale of assets	4,223	-
Issuance of common stock for services	-	87,813
Changes in operating assets and liabilities:
(Increase) decrease in:
Note and other receivable for abandonment of merger	160,000	(160,000)
Trade receivables	353,436	(161,260)
Prepaid expenses and other	5,846	3,703
Increase (decrease) in:
Accounts payable	50,142	6,836
Accrued expenses	2,149	(56,657)
Net cash provided by operating activities	1,832,907	2,284,269
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property, plant and equipment	(2,812,478)	(1,398,899)
Redemption (purchase) of certificate of deposit	(3,333)	15,000
Proceeds from sale of property, plant and equipment	105,006	-
Net cash used in investing activities	(2,710,805)	(1,383,899)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and options	507,708	-
Deferred debt restructuring costs	(92,044)	-
Preferred stock dividends	(62,189)	-
Purchase and retirement of Series B preferred stock	-	(210,833)
Repayment of convertible debentures	(137,000)	-
Repayment of long-term debt	(6,890)	(6,122)
Net cash provided by (used in) financing activities	209,585	(216,955)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(668,313)	683,415
CASH AND EQUIVALENTS, beginning of year	1,407,769	724,354
CASH AND EQUIVALENTS, end of year	$ 739,456	$ 1,407,769
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 284,330	$ 280,156
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in accounts payable for oil and gas activities	$ (103,280)	$ 181,347

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

    Oil and Gas Properties - The Company's oil and gas producing activities are accounted for using the full cost method of accounting, as prescribed by the Securities and Exchange Commission.
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

    Proceeds from sales of oil and gas properties are credited to the full cost pool with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.  Furthermore, oil and gas properties, which are held for sale under the full cost method and expected to be sold at a loss, cannot be reduced to their estimated net realizable value.  Such losses are recorded only upon the sale of the property.

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
    The Company recorded impairments in 2001 to reduce its oil and gas properties to the full cost ceiling value.  This impairment totaled $3,875,048.

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

    New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board
    ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations"
    ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ( SFAS 142").  SFAS 141
    requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all  business combinations for which the date of acquisition is after June 30,
    2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated specific criteria for the recognition of intangible assets separately from goodwill  specific criteria for the recognition of intangible assets separately from goodwill gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition.  The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3)
    the amortization period for intangible assets with finite lives will no longer be limited to forty years.
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

        In conjunction with the restructuring of the outstanding preferred stock and the termination of the merger with Carpatsky, the Board of Directors approved an amended employment agreement for
Patrick J. Duncan, the Company's President and CFO.  The amended terms of the agreement, which became effective November 2, 2000, include provisions for: 1) a $50,000 cash bonus; 2) the issuance of 150,000 shares of restricted common stock; and a warrant to purchase up to 600,000 shares of the Company's common stock at $0.50 per share, exercisable at the earlier of: (a) December
31, 2004; or (b) (i) as to 300,000 shares, if the Company's reported closing sales price for its common stock is at least $1.50 for at least 80% of the trading days in a one month period (these warrants vested on March 5, 2000), and (ii) as to other 300,000 shares, if the Company's reported closing sales price for its common stock is at least $2.00 for at least 80% of the trading days in a three month period or if the Company entered into a reorganization or merger transaction in which the deemed or actual value received by the Company was equal to or greater than $2.00 per share (these warrants have not yet vested as of the date of this report).  In consideration for the cash bonus, Mr. Duncan agreed to reduce his total severance due upon change of control from $197,500 to $150,000.

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

7. NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS'

        A reconciliation of net income to net income available to common stockholders is as follows:

	2001	2000
Net Income (Loss)	$(3,896,589)	$ 1,188,517
Fair value of warrants issued to preferred stockholders	-	(481,612)
Dividends waived by preferred stockholders	-	376,196
Gain on redemption of Series C Preferred Stock	-	105,416
Dividends declared and paid for the Series C Preferred Stock	(62,189)	-
Dividends in Arrears for the Series C Preferred Stock	(124,379)	-
Net Income (Loss) available to common stockholders	$(4,083,157)	$ 1,188,517

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
	2001			2000
BASIC	Income	Shares	Per Share	Income	Shares	Per Share
Income (Loss) available to common stockholders	$(4,083,157)	2,492,202	$(1.64)	$1,188,517	1,755,000	$ 0.68
EFFECT OF DILUTIVE SECURITIES
Warrants and stock options	-	-	-	-	58,000	(0.02)
DILUTED
Income (Loss) available to common stock including assumed conversions	$(4,083,157)	2,492,202	$(1.64)	$1,188,517	1,813,000	$ 0.66

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

        All the warrants and non-qualified options have been issued with exercise prices that were either equal to or greater than the market price on the date of grant.  The warrants were valued as follows: a)
the warrants granted to the preferred stockholders were valued at their estimated fair value of $481,612 in accordance with SFAS 123 (accordingly this amount is included as a component in the reconciliation between net income and the net income available to common stockholders); and b) the warrants granted to the Company's Directors and President were valued using the intrinsic method (accordingly Directors and President were valued using the intrinsic method (accordingly there was no impact on the Company's
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
        Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.
	Year Ended December 31,
	2001	2000
Net Income (Loss) applicable to common stockholders:
As reported	$(4,083,157)	$1,188,517
Pro forma	(4,157,995)	1,140,232
Net Income (Loss) per common share:
As reported	$ (1.64)	$ 0.68
Pro forma	(1.67)	0.68

        The weighted average fair value of options and warrants granted to employees for the years ended
December 31, 2001 and 2000 was $.88 and $0.33 per share, respectively.  The fair value of each employee option and warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
	For the Year Ended December 31,
	2001	2000
Expected volatility	169.0%	152.2%
Risk-free interest rate	5.5%	6.5%
Expected dividends	-	- x
Expected terms (in years)	2.5	3.1

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

12.  SUBSEQUENT EVENTS

        Subsequent to December 31, 2001, the Company entered into an agreement to sell substantially all its oil and gas properties to a public company for common stock of the public company.  In addition  to the shares, the public company is obligated to pay the Company a contingent payment, in 2004, determined based upon an agreed upon formula for drilling and development activities on certain exploratory (non-producing) prospects that are included in the sale.

        The Company intends to distribute this stock, as well as 1.0 million shares of Republic Resources common stock to the debenture holders in exchange for surrender and cancellation of the debentures.
The fair value of the 1.0 million shares and common stock of the public Company is expected to approximate $2,645,000 which is the face value of the debentures.  The sale to the public company is dependent upon 90% of the debenture holders agreeing to the above exchange.

        Upon completion of the Asset Sale the Company expects to incur a non-cash charge estimated at approximately $1.4 million.  This amount, to be reflected as a "loss on sale of assets", is a result of the carrying value of the corresponding assets will exceed the anticipated  fair value of the Harken common stock on to be received in the transaction.  This estimated loss assumes the fair value of Harken's common stock aggregated $2,445,500.  The actual loss may be different from this estimate if the fair value of
Harken's common stock is more or less than that amount when the transaction is actually completed.

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

        Substantially, all  of the Company's unevaluated costs at December 31, 2001 relate to geological and leasehold costs incurred for two prospect areas located in Grand County, Utah.  Several prospects have been identified and the Company intends to either drill or farmout these prospects sometime in 2002.  Accordingly the Company expects these costs can be fully evaluated by the end of 2003.

        Capitalization of Interest - For the years ended December 31, 2001 and 2000, the Company capitalized interest costs of $287,048, and $278,250, respectively, related to unevaluated oil and gas properties and other exploration activities.

        Full Cost Ceiling - During 2001, the Company incurred an impairment charge of $3,875,048, of which $2,947,048 was recorded in the fourth quarter, due to a full cost ceiling limitation.

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
	2001	2000
Oil and gas sales	$ 2,390,580	$3,585,245
Production costs	(451,044)	(565,441)
Amortization expense	(1,109,405)	(998,249)
Impairment expense	(3,875,048)	-
Results of operations from oil/gas producing activities	$(3,044,917)	$2,021,555

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

        Future cash inflows and future production and development costs are determined by applying year-
        end prices and costs to the estimated quantities of oil and gas to be produced.  Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits and the utilization of net operating loss carryforwards.  The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

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

(b)   Reports on Form 8-K: The Company filed the following reports on Form 8-K for the period
October 1, 2001 through March 6, 2002:

        Item Reported                  Date                             Financial Statements

        (1) 1, 5, 7               February 8, 2002          None- Not Applicable

SIGNATURES

        In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC RESOURCES, INC.

Date: March 7, 2002                         By: /s/ Patrick J. Duncan
                                                         Patrick J. Duncan
                                                         Principal Executive Officer and Principal Accounting Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 7, 2002                         By:/s/ Patrick J. Duncan
                                                         Patrick J. Duncan
                                                         President, Chief Financial Officer, Director

Date: March 7, 2002                         By:/s/ Steve A. Antry
                                                         Steve A. Antry, Director

Date: March 7, 2002                         By:/s/ David A. Melman
                                                         David A. Melman, Director

Date: March 7, 2002                         By:/s/ Homer C. Osborne
                                                         Homer C. Osborne, Director

Date: March 7, 2002                         By:/s/ J. Peter Koonce
                                                         J. Peter Koonce, Director