Form 10KSB/A
period 2001-12-31
REPUBLIC RESOURCES INC /CO/
filed 2002-04-29
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2
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

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

The directors and executive officers of the Company are as follows:

Name	Age	Position	Served as Director Since
Patrick J. Duncan	39	President, Chief Financial Officer, and Director	1995
David A. Melman	59	Director	2001
Homer C. Osborne	72	Director	1994
J. Peter Koonce	70	Director	2001

        The Company currently has one vacant seat on its board because Steve Antry resigned as a director on March 12, 2002. The Company anticipates this board position will be filled by appointment of the other directors when a qualified candidate can be found.

        The Company's Board of Directors held nine (9) meetings during 2001. Five (5) of these were actual meetings at which all of the above directors attended. The other four(4) meetings were held by unanimous written consent.

        The Board of Directors does not have an audit committee. However, the entire board reviews the Company's quarterly and annual financial statements and meets with the Company's independent auditors to review the results of the annual audit and address any accounting matters or questions raised by the auditors.

        The Board of Directors does not have a compensation committee. The entire board periodically reviews the compensation of the Company's officers and administers the award of options under all the Company's stock option plans.

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

        David A. Melman has served as a consultant and a director of Carpatsky Petroleum, Inc. from October, 1998 until the present. He served as Executive Vice President and Director of XCL, Ltd., a Louisiana based exploration and development company with properties and operations in the People's Republic of China (1984-1997) and as a consultant from 2000 until the present. From June 1997 until October 1998 Mr. Melman was an independent consultant to Cadiz Land Co. Inc. (NASDAQ) and Saba Oil Company (AMEX). He has been a member of the boards of directors of oil and gas companies listed on the American Stock Exchange, the London Stock Exchange, the Canadian Venture Exchange and NASDAQ. Melman holds a B.S. (Economics and accounting) from Queens College of the City University of New York, a law degree from Brooklyn Law School (J.D.) and a Masters of Law-Taxation from New York University Graduate School of Law (LLM).

        J. Peter Koonce has been a registered general securities principal with GBS Financial Corp., a registered broker dealer, since 1988. Prior to that he was a senior investment executive with Wedbush Morgan Securities, a NYSE firm. Mr. Koonce held various positions in the oil and gas financing industry from 1982 through 1986 when he was president of Argo Financial, a division of Argo Petroleum Inc. He holds a MS in Operations Research from the Florida Institute of Technology.

        Homer C. Osborne is a registered petroleum engineer and holds a B.S. degree in Mechanical and Petroleum Engineering from Texas A&M. Mr. Osborne has spent most of his adult life in the oil and gas industry. After serving his country in the Korean war, Mr. Osborne began his career in the oil and gas industry with the Superior Oil Company in 1953. During the course of his career, Mr. Osborne has held engineering positions with several domestic and international oil companies evaluating, developing and supervising a variety of oil and gas projects - both large and small. In 1976, Mr. Osborne organized and managed his own E & P company, Osborne Oil Company, to develop and participate in domestic oil and gas projects. Mr. Osborne sold the assets of Osborne Oil Company in 1998. Since then he has participated in and provided various engineering and consulting services, including the evaluation of potential acquisition, development and exploratory prospects, in the U.S. and abroad, both onshore and offshore, for a variety of oil and gas projects.

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

The following disclosure is based solely upon a review of the Forms 3 and 4 and any amendments thereto furnished to the Company during our fiscal year ended December 31, 2001, and Forms 5 and amendments thereto furnished to us with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons. Based on this review Messrs. Melman, Osborne and Koonce filed one late report on Form 4 in connection with reporting the issuance of warrants in July 2001. Our review found no other person who was a director, officer or beneficial owner of more than 10% of the Company's outstanding common stock during such fiscal year filed any late reports on Forms 3 and 4.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation Awards
Name and Principle Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs
Patrick J. Duncan	2001	$97,500	$30,000	None(1)	None	None
President and CFO	2000	$97,500	$50,000	None(1)	150,000	600,000
	1999	$97,957	None	None(1)	None	None

(1)    No additional amounts have been shown as Other Annual
        Compensation because the aggregate incremental cost to us for personal benefits provided to Mr. Duncan did not exceed the lesser of $50,000 or 10% of his annual salary in any given year.

Option Grants in the Last Fiscal Year
There were no option grants to the Named Executive Officer during the fiscal year ended December
31, 2001.

Aggregated Option Exercises in the Last Fiscal Year and the Fiscal Year-End Option Values

The table below provides information with respect to the unexercised options to purchase the Company's common stock held by the Named Executive Officer at December 31, 2001. No options were exercised during fiscal 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
Patrick J. Duncan	None	None	320,000/300,000	$ 0/0 (1)
President and CFO

(1)    The value of the unexercised In-the-Money Options was determined by multiplying the number of unexercised warrants or options (that were in-the-money on December 31, 2001) by the closing sales of the
        Company's common stock on December 31, 2001 (as reported by
        OTCBB) and from that total, subtracting the total exercise price.  No options were in-the-money of December 31, 2001.

Employment Contract
The Board of Directors have approved an Employment Agreement for Patrick J. Duncan which, among other things, appoints Mr. Duncan as the Companys President and Chief Financial Officer, provides for an annual salary of $97,500 and provides for a severance payment of $175,000 should he be terminated without cause or in the event of a change of control of the Company.

Compensation of Directors
Directors who are employees or otherwise receive compensation from us do not receive additional compensation for service as directors. Outside directors each receive a $2,500 annual retainer fee (prorated over the length of service during the year), plus $50.00 per hour, up to $400.00 per day, for time devoted to the Company's business including attending meetings or other matters. Each director can elect to receive their fees in either cash or stock or a combination thereof. All of the directors fees in 2001 were paid in cash.

ITEM 11 - SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock, its only class of outstanding voting securities as of April 15, 2002, by (i) each of the Company's directors and officers, and (ii) each person or entity who is known to the Company to own beneficially more than 5% of the outstanding common stock with the address of each such person or entity. Beneficial owners listed have sole voting and investment power with respect to the shares unless otherwise indicated. On April 15, 2002, there were 7,331,240 shares of our common stock issued and outstanding.

Name of Officer or Director	Amount and Nature of Beneficial Ownership(1)	Percent of Class (12)
Patrick J. Duncan	471,564 Shares (2)	6.16%
J. Peter Koonce	55,000 Shares (3)	0.75%
David A. Melman	50,000 Shares (4)	0.68%
Homer C. Osborne	74,759 Shares (5)	0.98%
All Officers and Directors as a group (six persons)	648,840 Shares (6)	8.31%
Kayne Anderson, Investment Management, Inc. 1800 Avenue of the Stars Second Floor Century City, CA 90067	3,001,590 Shares (7)	37.26%
State Street, Research and Management Company One Financial Center 38th Floor Boston, MA 02111	2,033,460 Shares (8)	27.74%

(1)     Shares are owned directly and beneficially unless stated otherwise.

(2)     Includes 151,564 shares owned directly by Mr. Duncan, 20,000 shares underlying presently ercisable options, and 300,000 shares underlying presently exercisable warrants.  Does not include 300,000 shares underlying warrants which are not presently exercisable.

(3)     Includes 5,000 shares owned directly by Mr. Koonce and 50,000 shares underlying presently exercisable warrants.

(4)     Includes 50,000 shares underlying presently exercisable warrants.

(5)     Includes 17,276 shares owned directly by Mr. Osborne, 5,000 shares underlying presently exercisable options, and 50,000 shares underlying presently exercisable warrants.

(6)     Includes 173,840 shares owned directly, 25,000 shares underlying presently exercisable options, and 450,000 shares underlying presently exercisable warrants.

(7)     Includes 2,276,540 shares and 725,050 shares underlying presently exercisable warrants held by three entities which are effectively controlled by Kayne Anderson
         Investment Management, Inc., a registered investment advisor. The entities which beneficially own the shares and warrants are Arbco Associates, L.P., Kayne
         Anderson Non-Tradition Investments, L.P. and KAIFS, L.P.

(8)     Shares are beneficially owned by two entities, Metropolitan Life Insurance Co.
         Separate Account EN, and Bellsouth Master Pension Trust that are controlled by
         State Street Research and Management Company, a registered investment advisor.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no relationships or transactions reportable under this item for the period covered by this report.

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

REPUBLIC RESOURCES, INC.

Date: April 29, 2002                         By: /s/ Patrick J. Duncan
                                                         Patrick J. Duncan
                                                         Principal Executive Officer and Principal Accounting Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 29, 2002                         By:/s/ Patrick J. Duncan
                                                         Patrick J. Duncan
                                                         President, Chief Financial Officer, Director

Date: April 29, 2002                         By:/s/ David A. Melman
                                                         David A. Melman, Director

Date: April 29, 2002                         By:/s/ Homer C. Osborne
                                                         Homer C. Osborne, Director

Date: April 29, 2002                         By:/s/ J. Peter Koonce
                                                         J. Peter Koonce, Director