Form 10QSB
period 2002-03-31
REPUBLIC RESOURCES INC /CO/
filed 2002-05-15
CIK 76878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 X     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

or

         Transition report pursuant to section 13 or 15(d) or the Securities Exchange Act of 1934

FOR THE QUARTER ENDED MARCH 31, 2002

Commission File Number 0-6580

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	87-0285520 (I.R.S. Employer Identification Number)

743 Horizon Court, Suite 333
Grand Junction, Colorado 81506
(Address of Principal executive offices)
(970) 245-5917
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

        As of May 15, 2001 the registrant had 7,331,240 shares of its $0.10 par value Common Stock issued and outstanding.

        Transitional Small Business Issuer Disclosure Format (check one): Yes        No  X

PART 1- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Republic Resources, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
ASSETS	2002	2001
CURRENT ASSETS:
Cash and equivalents	$ 361,600	$ 739,456
Trade receivables, net of allowance for bad debts of $7,599	236,253	206,540
Prepaid expenses and other	13,103	8,993
Total current assets	610,956	954,989
OIL AND GAS PROPERTIES, at cost (full cost method)
Unevaluated properties	133,805	129,292
Costs being amortized	21,509,484	24,665,489
Total oil and gas properties	21,643,289	24,794,781
Less accumulated amortization and impairment	(17,691,840)	(20,819,989)
Net oil and gas properties	3,951,449	3,974,792
OTHER ASSETS:
Office equipment and vehicle	112,575	112,575
Less accumulated depreciation	(100,187)	(97,480)
Net office equipment and vehicle	12,388	15,095
Deferred debt restructuring	49,857	61,363
Deposits and other	53,633	53,633
Total other assets	115,878	130,091
TOTAL ASSETS	$ 4,678,283	$ 5,059,872
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 7,667	$ 7,496
Dividends payable	-	124,379
Accounts payable, trade	253,483	325,607
Accrued expenses	81,209	111,031
Total current liabilities	342,359	568,513
LONG-TERM DEBT, less current maturities	2,645,533	2,647,512
Total liabilities	2,987,892	3,216,025
COMMITMENTS AND CONTINGENCIES (See Note 4)
REDEEMABLE PREFERRED STOCK:
Series C Preferred Stock, par value $0.01 per share, 99,503 shares authorized, issued and outstanding at December 31, 2001.	-	4,975,150
OTHER STOCKHOLDERS' EQUITY (DEFICIT):
Undesignated Preferred Stock, par value $0.01 per share, 505,497 shares authorized.	-	-
Common Stock, par value $0.10 per share, 10,000,000 shares authorized, 6,339,815 and 2,939,815 shares issued and outstanding, respectively.	633,981	293,981
Additional paid-in capital	37,714,099	32,925,946
Accumulated deficit	(36,657,689)	(36,351,230)
Total Other Stockholders' Equity (Deficit)	1,690,391	(3,131,303)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,678,283	$ 5,059,872

Republic Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months
	Ended March 31,
	2002	2001
REVENUE:
Oil and gas sales	$ 291,517	$ 843,838
OPERATING COSTS AND EXPENSES:
Oil and gas production costs	89,933	140,125
General and administrative	216,263	176,015
Depreciation, depletion and amortization	189,857	229,466
Total operating costs and expenses	496,053	545,606
INCOME (LOSS) FROM OPERATIONS	(204,536)	298,232
OTHER INCOME (EXPENSES):
Interest and other income, net	10,161	15,919
Interest expense	(83,460)	(89,740)
NET INCOME (LOSS)	(277,835)	224,411
Preferred Stock Dividends	(28,624)	(46,642)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$ (306,459)	$ 177,769
BASIC:
Earnings (Loss) Per Share	$ (0.06)	$ 0.09
Weighted Average Shares Outstanding	4,753,147	1,924,398
DILUTED:
Earnings (Loss) Per Share	$ (0.06)	$ 0.05
Weighted Average Shares Outstanding	4,753,147	3,575,914

Republic Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months
	Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$ (277,835)	$ 224,411
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	189,857	229,466
Amortization of debt discount and issuance costs	11,506	89,394
Changes in operating assets and liabilities:
(Increase) decrease in:
Note and other receivable for abandonment of merger	-	-
Trade receivables	(29,713)	117,386
Prepaid expenses and other	(4,110)	(47,816)
Increase (decrease) in:
Accounts payable	34,224	85,526
Accrued expenses	(29,822)	2,492
Net cash provided by (used in) operating activities	(105,893)	700,859
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property, plant and equipment	(270,155)	(804,478)
Proceeds from sale of property, plant and equipment	-	-
Net cash used in investing activities	(270,155)	(804,478)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and options	-	-
Deferred debt restructuring costs	-	(43,692)
Repayment of long-term debt	(1,808)	(1,659)
Net cash provided by (used in) financing activities	(1,808)	(45,351)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(377,856)	(148,970)
CASH AND EQUIVALENTS, beginning of year	739,456	1,407,769
CASH AND EQUIVALENTS, end of period	$ 361,600	$1,258,799
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 73,349	$ 68,957
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in accounts payable for oil and gas activities	$ (106,348)	$ 256,645
(Decrease) increase in accrued dividends payable	$ (124,379)	$ -
Exchange of Preferred stock and accrued dividends payable for Common Stock	$ 5,128,153	$ -

Republic Resources, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2001. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies we followed are set forth in Note 1 to our financial statements in Form 10-KSB for the year ended December 31, 2001. We suggest that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-KSB.

Note 2 - Earnings Per Common Share:

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

	For the Three Months Ended March 31,
	2002			2001
BASIC	Income	Shares	Per Share	Income	Shares	Per Share
Income (loss) available to common stockholders	$(306,459)	4,753,147	$(0.06)	$177,769	1,924,398	$ 0.09
EFFECT OF DILUTIVE SECURITIES
Assumed exercise of dilutive warrants and options	-	-	-	-	1,651,516	(0.04)
DILUTED
Income (loss) available to common stockholders including assumed conversions	$(306,459)	4,753,147	$(0.06)	$177,769	3,575,914	$ 0.05

No potentially dilutive shares were included in the 2002 earnings per share calculation since their inclusion would have been anti-dilutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Sale of Substantially All of Our Assets

On April 4, 2002, we completed the sale of substantially all our assets to Harken Energy Corporation ("Harken") in exchange for: a) 2,645,500 shares of Harken common stock; and b) a potential Contingent Payment based on an evaluation of the unproved assets conveyed in the sale at a later date. The assets sold to Harken consisted of all our proved and revenue generating oil and gas assets along with all of our exploratory prospects or "prospect inventory" located in Jackson County, Texas. The unproved assets were not given any initial value in the transaction with Harken but will be evaluated at the end of 2003 using a "lookback formula" as defined in the Contingent Payment Agreement. If warranted, an additional payment of either cash and/or Harken common stock will be made in 2004. However, Republic will not be the beneficiary of any future payment associated with this Contingent Payment because it was assigned to the former holders of our Series C Preferred Stock in connection with the exchange discussed below.

Exchange of Preferred Stock

In anticipation of the asset sale to Harken, the holders of our Preferred Stock agreed to exchange all the outstanding Series C for 3.4 million shares of newly issued Republic common stock plus the assignment of the Contingent Payment Agreement associated with Harken transaction. The Series C Preferred Stock was exchanged and retired effective February 11, 2002.

Exchange of Harken Common Stock for Outstanding Debt

Effective April 4, 2002, in connection with the asset sale to Harken, holders representing over 98% of our outstanding convertible debentures agreed to surrender his or her Debenture in exchange for a pro-rata distribution of: a) substantially all the Harken Common Stock received in the asset sale (the Company only retained 24,500 shares of the Harken common stock); and b) 991,425 shares of newly issued Republic common stock. As a result of this exchange only $24,500 of the convertible debentures remain outstanding as of the date of this report.

Common Shares Outstanding

As of the date of this report we have 7,331,240 common shares and no preferred shares issued and outstanding. This accounts for the common stock issued in the preferred stock and debenture exchanges described above.

Anticipated Loss on Sale

The fair market value of the Harken common stock received by the Company at closing was approximately $2,275,130, or $.86 per share. The net carrying value of the assets sold to Harken exceeded that amount and we therefore incurred a loss on the sale of at least $1.5 million. The actual loss will be calculated and recorded in the second quarter of 2002 as required by the Securities and Exchange Commission's full cost accounting rules.

Proposed Acquisition

On April 23, 2002, we announced that Republic had entered into an agreement to acquire EnviroWall, Inc. ("EnviroWall") a private company headquartered in New Orleans, Louisiana. EnviroWall holds several patents and application technologies to contain, capture and/or remediate contaminated groundwater. These patents and application technologies are collectively known as the "EnviroWall System" and have broad applications ranging from simple containment and control of contaminated groundwater to more complex designs for groundwater manipulation and treatment.

We plan to devote substantially all our future efforts to commercialize the EnviroWall System, primarily as a subcontractor in environmental containment, remediation and cleanup projects. We believe that acquiring EnviroWall will afford Republic an opportunity to provide a future return for our common stockholders.

EnviroWall, Inc. is a "development stage enterprise" for financial statement reporting purposes and is being acquired for 8.72 million shares of Republic's common stock plus the assumption of approximately $152,000 of liabilities. Mr. David A. Melman, one of our four directors, will receive 826,000 shares of Republic's common stock upon closing representing compensation for services rendered in connection with this proposed transaction.

Although Republic is the surviving entity, the transaction will be accounted for as a "reverse-merger" for financial statement reporting purposes (meaning it will be accounted for as if EnviroWall, Inc. had acquired Republic). This accounting treatment will be required in that, among other things, the shares issued in the transaction will represent a majority of the then outstanding common stock of Republic.

The closing of the transaction is subject to several contingencies, including EnviroWall, Inc. securing a revenue generating contract applying the EnviroWall System technology, the Company raising at least $1.0 million of additional equity capital and other material factors.

Going Concern

As a result of the asset sale to Harken, and the Preferred Stock and Debenture exchanges described above, we have eliminated a majority of our long-term debt and other obligations. However, we have no immediate source of revenue. We have an interest in two exploratory oil and natural gas prospects in Utah that will require additional resources to retain and fully exploit. Our current working capital is expected to sustain the Company for only a few months. If we are unable to complete the acquisition of EnviroWall (or a similar transaction with another entity), or if we are unable to raise additional capital to fund future activities, it is unlikely we will be able to continue as a going concern and will need to either liquidate or seek protection under the federal bankruptcy laws.

RESULTS OF OPERATIONS

Overview
The results of operations and the corresponding comparisons have been provided for informational purposes only. As previously discussed, we sold all of our revenue generating assets to Harken on April 4, 2002. Accordingly, the Company currently has no source of future revenue. Because the sale of the oil and natural gas assets was deemed to be effective as of January 1, 2002 and closed early in the second quarter, our results of operations for the first quarter reflect the revenue, expense and other information for the assets sold. Appropriate adjustments to the selling price for the assets will be made in reporting for subsequent periods.

Oil and Gas
Operating statistics for oil and gas production for the periods presented are as follows:

	For the Three Months Ended March 31,
	2002	2001
Production:
Oil (bbls)	8,483	7,902
Gas (Mcf)	53,223	92,167
BOE (6:1)	17,354	23,265
Average Collected Price:
Oil (per bbl)	$ 19.67	$ 27.78
Gas (per Mcf)	2.34	6.77
Per BOE (6:1)	16.80	36.27
Operating Margins:
Revenue
Oil	$ 166,873	$ 219,522
Gas	124,644	624,316
Total Revenue	291,517	843,838
Costs
Lifting Costs	(62,171)	(77,100)
Production taxes	(27,762)	(63,025)
Total Costs	(89,933)	(140,125)
Operating Margin	$ 201,584	$ 703,713
Operating Margin Percent	69%	83%
Production Costs per BOE before DD&A	$ 5.18	$ 6.02
Change in Revenue Attributable to:
Production	$(247,656)
Price	(304,665)
Total decrease in revenue	$(552,321)

Comparison of Oil and Gas Production for the Three Months Ended March 31, 2002 & 2001:

Our net oil and gas production, on an equivalent unit basis, decreased by 5,911 BOE for the three months ended March 31, 2002, when compared to the same period in 2001. This decrease is substantially attributable to the natural decline in production inherent in oil and gas wells.

Comparison of Oil and Gas Revenue for the Three Months Ended March 31, 2002 & 2001:

Oil and gas revenue for the three months ended March 31, 2002 decreased by $552,321, when compared to the same period in 2001. This change in total revenue is primarily attributable to the decrease in prices for oil and gas received during 2002. We received an average price of $19.67 per bbl of oil during 2002 compared to $27.28 for the same period in 2001 - representing a $7.61, or 28% decrease per bbl in 2002. We received an average price of $2.34 per Mcf of gas in 2002 compared to $6.77 per Mcf for the same period in 2001 - representing a $4.43 or 65% decrease per Mcf in 2002.

Comparison of Production Costs for the Three Months Ended March 31, 2002 and 2001:

Lifting Costs - A portion of the lifting costs are "variable" based on the volumes produced. Accordingly, the lifting costs decreased $14,929 for the three months ended March 31, 2002 when compared to the same period in 2001 primarily because of the overall decrease in production between the periods presented.

Production Taxes - The production taxes decreased $35,263 for the three months ended March 31, 2002 when compared to the same period in 2001 primarily because a substantial portion of the production taxes are based on the revenue generated and not on the volume produced. Accordingly, the lower prices received for oil in 2001 resulted in lowering the cost of the corresponding production taxes.

General and Administrative
Total general and administrative ("G&A") expenses increased $40,248 for the three months ended March 31, 2002 when compared to the same period in 2001. This increase is substantially attributable to additional legal, accounting and consulting costs incurred in connection with the asset sale to Harken and the Preferred Stock and Debenture exchanges that were previously discussed.

Depreciation, Depletion and Amortization
Depreciation, Depletion and Amortization ("DD&A") for the periods presented consisted of the following:

	For the Three Months
	Ended March 31,
	2002	2001
Oil and Gas Properties	$ 187,151	$ 224,870
Furniture, Fixtures and Equipment	2,706	4,596
Total	$ 189,857	$ 229,466
DD&A for the oil and gas properties, per BOE:	$ 10.78	$ 9.67

DD&A for the oil and gas properties is computed using the units-of-production method utilizing only proved reserves at the end of the respective period. Total DD&A for our oil and gas properties decreased between the periods presented as a result of lower production volumes realized during the first quarter of 2002 when compared to the same period in 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time be involved in various claims, lawsuits disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation of its business. At March 31, 2002 and as of the date of this report, we were not involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

Item 2. Change in Securities.

    (a)     Recent Sales of Unregistered Securities. The Company sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act") during the quarter ended March 31, 2002 and through the date of this report:

        1.     On February 11, 2002, six entities (Kayne Anderson Diversified Capital Partners, Arbco Associates, L.P., Kayne Anderson Non-Traditional Investments, L.P., Kayne Anderson Capital Partners, L.P., Bellsouth Master Pension Trust, and Metropolitan Life Insurance Co.), representing all the holders of the Company's Series C Preferred stock ("Series C"), exchanged all of the outstanding Series C, including accrued and unpaid dividends of $153,003 for 3.4 million shares of restricted common stock. Certificates, representing the shares issued in the exchange, were restricted and each included a restrictive legend prohibiting transfer of the securities without compliance with applicable securities laws. The Company relied upon Section 4(2) of the Securities Act in issuing the securities without registration. The institutions to whom the securities were issued had full information concerning the business and affairs of the Company. No underwriter or other sales agent participated in the exchange.

        2.    On April 4, 2002, in connection with the asset sale to Harken, we issued 991,425 shares of restricted common stock to 85 persons holding over 98% of our outstanding convertible debentures in partial exchange for surrender and cancellation of $2,621,000 in debentures. Certificates, representing the shares issued in the exchange were restricted and each included a restrictive legend prohibiting transfer of the securities without compliance with applicable securities laws. Each of the holders qualified as an "Accredited Investor" as defined under Regulation D under the Securities Act, and the Company relied upon Rule 506 of that Regulation and Section 4(2) of the Securities Act in issuing the securities without registration. No underwriter or other sales agent participated in the exchange.

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

Item 4. Submission of Matters to a Vote of Security Holders.

    (a)     The Company held a Special Meeting of Stockholders in Grand Junction, Colorado on April 4, 2002 addressing the following matters:

        1.     Approving of the sale of all our producing oil and natural gas properties, which constitute substantially all our assets, to Harken Energy Corporation; and

        2.     Approving and adoption of Certificate of Amendment to the Articles of Incorporation to increase the authorized common stock to 30,000,000 shares.

A Definitive Information Statement fully describing these matters was filed with the US Securities and Exchange Commission and mailed to all of the Company's stockholders on or about March 15, 2002.

The Former holders of the Series C Preferred stock, who collectively owned over 4.3 million shares of our common stock, voted in favor of both these matters. Because these stockholders held 68.2% of our then outstanding common stock, we did not solicit proxies from other stockholders.

Item 5. Other Information

There is no information reportable under this item for the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

    (a)     The following exhibit is filed with this report:

        1.     Exhibit 3.1, "Certificate of Amendment to the Articles of Incorporation" as filed with the Secretary of State of Nevada on April 11, 2002.

    (b)     We filed the following reports on Form 8-K for the period covered by this report.

#	Item Reported	Date	Financial Statements
1.	1,5,7	February 8, 2002	None - Not applicable
2.	2,7	April 4, 2002	Pro Forma Financial Statements
3.	2,7	April 29, 2002	None - Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC RESOURCES, INC.

Date: May 15, 2001                          By: /s/ Patrick J. Duncan
                                                         Patrick J. Duncan
                                                         Principal Executive Officer and
                                                            Principal Accounting Officer