Form 10QSB
period 2002-06-30
REPUBLIC RESOURCES INC /CO/
filed 2002-08-19
CIK 76878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 X     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of
        1934 or

        Transition report pursuant to section 13 or 15(d) or the Securities Exchange Act of
        1934

FOR THE QUARTER ENDED JUNE 30, 2002
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

        As of August 14, 2002 the registrant had 19,134,240 shares of its $0.10 par value Common Stock issued and outstanding.

        Transitional Small Business Issuer Disclosure Format (check one): Yes        No  X

TABLE OF CONTENTS

PART I - Financial Information	Page 3
Item 1. Unaudited Financial Statements	3
Consolidated Balance Sheet as of June 30, 2002	3
Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2002 and 2001, and for the period January 1, 2001 through June 30, 2002	4
Consolidated Statements of Cash Flows For the Three and Six Months Ended June 30, 2002 and 2001, and for the period January 1, 2001 through June 30, 2002	5
Notes to Consolidated Financial Statements	6
Item 2. Mgt's Discussion & Analysis of Financial Condition & Results of Operations	7
Liquidity and Capital Resources	7
Results of Operations	8
Overview	8
Stock Based Compensation	8
Other Comparisons	8
PART II - Other Information	9
Item 1. Legal Proceedings	9
Item 2. Changes in Securities	9
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Security Holders	10
Item 5. Other Information	10
Item 6. Exhibits and Reports on Form 8-K	10
PART III - Signatures	11

PART 1- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(unaudited)

June 30,
ASSETS	2002
CURRENT ASSETS:
Cash and equivalents	$ 444,803
Trade receivables, net	54,008
Prepaid expenses and other	8,442
Total current assets	507,253
OIL AND GAS PROPERTIES, at cost (full cost method)
Unevaluated properties	117,105
Costs being amortized	-
Total oil and gas properties	117,105
Less accumulated amortization and impairment	-
Net oil and gas properties	117,105
PROPERTY AND EQUIPMENT:
EnviroWall Installation Equipment	150,000
Office equipment	4,673
Less accumulated depreciation	-
Net property and equipment	154,673
OTHER ASSETS:
Deferred debt restructuring	-
EnviroWall Patents	50,000
Deposits and other	61,404
Total other assets	111,404
TOTAL ASSETS	$ 890,435
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$ -
Note payable to officer	25,000
Dividends payable	-
Accounts payable, trade	202,433
Accrued expenses	72,468
Due to an affiliated entity	135,000
Total current liabilities	434,901
LONG-TERM DEBT, less current maturities	24,500
Total liabilities	459,401
COMMITMENTS AND CONTINGENCIES (See Note 4)
STOCKHOLDERS' EQUITY:
Undesignated Preferred Stock, par value $0.01 per share, 505,497 shares authorized.	-
Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 19,134,240 shares issued and outstanding, respectively.	1,913,424
Additional paid-in capital	(1,065,808)
Accumulated deficit prior to entering the development stage	(151,000)
Accumulated deficit during the development stage	(265,582)
Total Other Stockholders' Equity	431,034
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 890,435

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	From January 1, 2001 through June 30,

	2002	2002	2002
REVENUE:
Sales	$ -	$ -	$ -
OPERATING COSTS AND EXPENSES:
General and administrative	41,935	91,407	124,572
Stock based compensation	127,174	127,174	127,174
Interest expense	6,918	13,836	13,836
Total operating costs and expenses	176,027	232,417	(265,572)
NET LOSS	$ (176,027)	$ (232,417)	$ 265,572
BASIC AND DILUTED:
Loss Per Share	$ (0.02)	$ (0.02)
Weighted Average Shares Outstanding	10,112,323	10,418,246

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,	From January 1, 2001 through June 30,

	2002	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (232,417)	$ (265,582)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	127,174	127,174
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other	12,428	12,428
Increase (decrease) in:
Accounts payable	3,465	6,083
Accrued expenses	15,327	15,327
Net cash used in operating activities	(74,023)	(104,570)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent interest and equipment	-	(200,000)
Net cash used in investing activities	-	(200,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	250,000
Proceeds from the sale of common stock	500,000	500,000
Offering costs	(14,015)	(14,015)
Payments on account to an affiliated entity	(15,000)	(15,000)
Net cash remaining prior to acquisition of EnviroWall	28,388	28,388
Net cash provided by financing activities	499,373	749,373
NET INCREASE IN CASH AND EQUIVALENTS	425,350	444,803
CASH AND EQUIVALENTS, beginning of period	19,453	-
CASH AND EQUIVALENTS, end of period	$ 444,803	$ 444,803
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Conversion of note payable and accrued interest into common stock	$ 263,836	$ 263,836

Republic Resources, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2001. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

On June 24, 2002, the Company completed the acquisition of EnviroWall, Inc. a Louisiana corporation ("EnviroWall"), that holds the patented rights for a unique application technology to contain, capture and/or remediate contaminated ground water. As consideration for the acquisition of EnviroWall, the Company issued to the sole stockholder of EnviroWall, and persons designated by him, a total of 7,848,000 shares of the Company's common stock. In addition, the Company issued 1,700,000 shares of its common stock in exchange for cancellation of an outstanding convertible note of EnviroWall owed to David A. Melman, a director of the Company. The acquisition is being accounted for as a "reverse merger" for financial statement reporting purposes since, among other things, the shares issued in connection with the transaction represent a majority of the outstanding common stock. In accounting for a reverse merger, the financial statement presentation is as if EnviroWall had acquired the Company under the purchase accounting rules. Accordingly, the results of operations and cash flows for the periods presented represent the activity of EnviroWall only. The results of operations and cash flows of the Company prior to the acquisition were eliminated upon completing the acquisition.

EnviroWall's historical financial statements, as well as a more thorough discussion of the transaction, is included in a Form 8-K/A that was filed with the U.S. Securities and Exchange Commission ("SEC") on or about August 16, 2002. In addition, the accounting policies we followed are set forth in Note 1 to our most recent annual financial statements in Form 10-KSB/A for the year ended December 31, 2001 that was filed on or about April 29, 2002. We suggest that these interim financial statements be read in conjunction with the financial statements and notes included in the aforementioned filings with the SEC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Acquisition of EnviroWall, Inc.

On June 24, 2002, the Company completed the acquisition of EnviroWall, Inc. a Louisiana corporation ("EnviroWall"), that holds the license to several patents and application technologies to contain, capture and/or remediate contaminated groundwater. These patents and application technologies are collectively known as the "EnviroWall System" and have broad applications ranging from simple containment and control of contaminated groundwater to more complex designs for groundwater manipulation and treatment.

EnviroWall was incorporated in February 1994, to act as a holding company for Barrier Member Containment Corporation ("BMC"), a sister company with common ownership. BMC was originally formed in 1990 to conduct the research and development for what is now being referred to as the EnviroWall System.

Once the EnviroWall System was sufficiently developed, EnviroWall was formed and BMC became the operating entity to conduct the installations on a commercial basis. At that time EnviroWall was not considered a development stage enterprise for financial statement reporting purposes, because: a) its planned operations had already begun; and b) revenue had been and was expected to be generated from the installation of EnviroWall System.

To provide working capital for operations, EnviroWall initially had borrowed $590,000 in June 1994 from Morgan Franklin Fund, Ltd. ("MFF"), a venture capital group. Unfortunately, cash flow from operations did not support servicing the entire debt and the Company defaulted on the note early in 1996 when it had an outstanding principal balance of $290,000. MFF promptly foreclosed on the collateral, which consisted of substantially all of the assets of both BMC and EnviroWall, including a 1% interest in the all the patents protecting the Technology.

EnviroWall essentially lay dormant after MFF's foreclose until late in 2001 when it was able to borrow $250,000 from a director of Republic and attempt to reestablish its business. EnviroWall used $200,000 of these funds to repurchase all the assets seized by MFF in the 1996 foreclosure. For financial statement reporting purposes, this purchase price was allocated as follows: Equipment - $150,000; Patents - $50,000. Such factors as the original cost of the items, the current estimated replacement cost and other factors were considered in making the allocation.

For financial statement reporting purposes, EnviroWall has been considered a development stage company ever since it came out of dormancy in 2001. As previously discussed in Note 1 of the financial statements under the caption "Basis of Presentation" the acquisition was accounted for as a "reverse merger".

The Company is currently attempting to establish a market for the EnviroWall System, specifically targeting local, state and federal agencies as well as certain business enterprises that need to contain and/or dispose of contaminated groundwater. We plan to devote substantially all our future efforts to commercialize the EnviroWall System and believe the acquisition of EnviroWall will afford Republic an opportunity to provide a future return for our common stockholders.

The completion of the acquisition of EnviroWall was subject to, among other matters, the receipt of at least $500,000 in proceeds from the sale of shares of the Company's common stock in a private placement. Simultaneous with the completion of the EnviroWall acquisition, the Company issued 2.0 million shares of stock to 14 accredited investors at a price of $.25 per share.

Going Concern and Need for Additional Capital

As a result of the asset sale to Harken, and the Preferred Stock and Debenture exchanges described above, we have eliminated a majority of our long-term debt and other obligations. We have an interest in two exploratory oil and natural gas prospects in Utah that will require additional resources to retain and fully exploit. Our current working capital is expected to sustain the Company for only a few months. If we are unable to raise additional capital, secure a significant contract to install the EnviroWall System, or find another way to provide working capital for future activities sometime in the near future, it is unlikely we will be able to continue as a going concern. Should this be the case, we will need to either sell the Company (or its assets), liquidate or seek protection under the federal bankruptcy laws.

Summary Of Transactions Completed Prior To The EnviroWall Acquisition

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

    Exchange of Preferred Stock

        In anticipation of the asset sale to Harken, the holders of our Preferred Stock agreed to exchange all the outstanding Series C for 3.4 million shares of newly issued Republic common stock plus the assignment of the Contingent Payment Agreement associated with the Harken transaction. The Series C Preferred Stock was exchanged and retired effective February 11, 2002.

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

RESULTS OF OPERATIONS

Overview

We had a loss during the three months ended June 30, 2002 of $48,853, and a loss for the six months then ended of $232,417, both determined using purchase accounting as a result of the acquisition of EnviroWall at the end of the second quarter. In our Form 10-QSB for the quarter ended March 31, 2002 we showed a net loss of $306,459. The sale of all or our producing oil and gas properties was completed April 4, 2002 and our first quarter report included oil and gas operations. However, as a result of the accounting adjustments made in connection with our acquisition of EnviroWall discussed above, our results of operations as reflected in this report have been changed to reflect the reverse merger accounting. We have received no revenue in 2002 from our ongoing operations. Expenses decreased slightly from the first quarter to the second quarter 2002 as we reduced operations and endeavored to limit expenses.

Stock Based Compensation

Upon closing the EnviroWall acquisition, we issued 1.7 million common shares to a director of Republic in exchange for a promissary note with a face value of $250,000 owed by EnviroWall. The exchange also included the accrued interest of $13,836. A non-cash stock based compensation charge of $76,174 is included in the statements of operations in 2002 representing the difference between the fair value of the common stock issued and the balance of the promissary note and it's accrued interest.

Also at the time of closing the EnviroWall acquisition, we issued 255,000 shares of common stock to four of our directors in exchange for the cancellation of their outstanding options and/or warrants underlying 630,000 Republic shares. This resulted in a non-cash stock based compensation charge of $51,000 representing the fair value of the common stock issued in the transaction for the periods presented in 2002.

On-going Costs and Expenses

The Company expects that the future general, administrative and other overhead costs will be at least $60,000 to $80,000 per month.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At June 30, 2002 and as of the date of this report, we were not involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

Item 2. Change in Securities.

    (a)     Recent Sales of Unregistered Securities. The Company issued the following securities without registration under the Securities Act of 1933, as amended ("Securities Act") during the six months ended June 30, 2002 and through the date of this report:

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

        3.     On June 24, 2002, in connection with the acquisition of EnviroWall, we issued
                7,848,000 shares of restricted common stock to 5 persons, as designated by
                EnviroWall's sole shareholder, in exchange for all the outstanding stock of EnviroWall.
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

        4.     On June 24, 2002, also in connection with the acquisition of EnviroWall, we issued
                1,700,000 shares of restricted common stock to David A. Melman, a director of
                Republic, in exchange for cancellation of an outstanding convertible note of EnviroWall owed to Mr. Melman. Certificates, representing the shares issued in the exchange, were restricted and each included a restrictive legend prohibiting transfer of the securities without compliance with applicable securities laws. The Company relied upon Section 4(2) of the Securities Act in issuing the securities without registration.
                No underwriter or other sales agent participated in the exchange.

        5.     On June 24, 2002, at the time of completing the EnviroWall acquisition, we issued a total of 255,000 shares of restricted common stock to four directors of Republic in exchange for cancellation of outstanding warrants entitling the directors to purchase common stock. Certificates, representing the shares issued in the exchange were restricted and each included a restrictive legend prohibiting transfer of the securities without compliance with applicable securities laws. Each of the holders qualified as an "Accredited Investor" as defined under Regulation D under the Securities Act, and the Company relied upon Rule 506 of that Regulation and Section 4(2) of the
                Securities Act in issuing the securities without registration. No underwriter or other sales agent participated in the exchange.

        6.     On June 24, 2002, we issued a total of 2,000,000 shares of restricted common stock to fourteen individuals or entities in connection with a private placement of common stock. Certificates, representing the shares issued in the exchange were restricted and each included a restrictive legend prohibiting transfer of the securities without compliance with applicable securities laws. Each of the purchasers qualified as an
                "Accredited Investor" as defined under Regulation D under the Securities Act, and the
                Company relied upon Rule 506 of that Regulation and Section 4(2) of the Securities
                Act in issuing the securities without registration. No underwriter or other sales agent participated in the exchange.

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

         Item    Description

        1.        Approving of the sale of all our producing oil and natural gas properties, which constitute substantially all our assets, to Harken Energy Corporation;
                   and

        2.        Approving and adoption of an Amendment to the Articles of Incorporation to increase the authorized common stock to 30,000,000 shares.

A Definitive Information Statement fully describing these matters was filed with the US Securities and Exchange Commission and mailed to all of the Company's stockholders on or about March 15, 2002.

The Former holders of the Series C Preferred stock, who collectively owned over 4.3 million shares of our common stock, voted in favor of both these matters. Because these stockholders held 68.2% of our then outstanding common stock, we did not solicit proxies from other stockholders. A result of the voting at the meeting was as follows:

	For	Against	Abstain
Item 1	4,322,453	-0-	-0-
Item 2	4,322,453	-0-	-0-

Item 5. Other Information

On August 1, 2002, Thomas H. Normile, M.S. was elected as a director of the Company to fill an existing vacancy on the Board of Directors. Mr. Normile's terms will expire at the next annual meeting of stockholders. Mr. Normile is chief Executive Officer for CERIX, a privately-owned Louisiana environmental business that has developed a patented process for the separation and removal of heavy metals and anions from contaminated water. He is also an investor and manager of Coral Resources Holding, LLC, a private business involved in the real estate acquisition and development businesses. Mr. Normile is a retired Senior Officer of the United States Air Force. At the time of his retirement Mr. Normile was Commandant of the Air University, Maxwell Air Force Base, Montgomery, Alabama. After retiring from the U.S. Air Force Mr. Normile was Executive Vice President for H. J. Wilson Co., Inc., a catalog showroom retailing business. Mr. Normile has also served as Undersecretary for the Department of Public Safety for the state of Louisiana.

Item 6. Exhibits and Reports on Form 8-K

    (a)     The following exhibits are filed with this report:

        1.     Exhibit 99.1, "Certification Pursuant To 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002" for David A. Melman
                the Company's Principal Executive Officer.

        2.    Exhibit 99.2, "Certification Pursuant To 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002" for Patrick J. Duncan
               the Company's Principal Financial Officer.

    (b)     We filed the following reports on Form 8-K for the period covered by this report.

#	Item Reported	Date	Financial Statements
1.	2,7	April 4, 2002	Pro Forma Financial Statements
2.	2,7	April 29, 2002	None - Not applicable
3.	1,2,7	July 3, 2002	The Historical Financial Statements of EnviroWall, Inc. and Pro Forma Financial Statements reflecting the acquisition of EnviroWall, Inc. were omitted.
4.	1,2,7	August 16, 2002	Amendment to include Historical Financial Statements of EnviroWall, Inc. and Pro Forma Financial Statements reflecting the acquisition of EnviroWall, Inc. which was completed June 24, 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC RESOURCES, INC.

Date: August 19, 2002                      By:/s/ Patrick J. Duncan
                                                             Patrick J. Duncan
                                                             Chief Financial Officer and Treasurer