Form 10QSB
period 2002-09-30
REPUBLIC RESOURCES INC /CO/
filed 2002-11-14
CIK 76878

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

            As of November 11, 2002 the registrant had 19,334,240 shares of its $0.10 par value Common Stock issued and outstanding.

            Transitional Small Business Issuer Disclosure Format (check one): Yes      No  X

TABLE OF CONTENTS

PART I - Financial Information	Page 3
Item 1. Unaudited Financial Statements	3
Consolidated Balance Sheet as of September 30, 2002	3
Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2002 and 2001, and for the period January 1, 2001 through September 30, 2002	4
Consolidated Statements of Cash Flows For the Three and Nine Months Ended September 30, 2002 and 2001, and for the period January 1, 2001 through September 30, 2002	5
Notes to Consolidated Financial Statements	6
Item 2. Mgt's Discussion & Analysis of Financial Condition & Results of Operations
Liquidity and Capital Resources	7
Acquisition of EnviroWall	7
Summary of Transactions Completed Prior to the EnviroWall Acquisition	7
Going Concern and Need for Additional Capital	8
Sale of Oil and Gas Assets	8
Results of Operations	8
Overview	8
Revenue	9
Stock Based Compensation	9
General and Administrative Expenses	9
Item 3. Controls and Procedures	9
PART II - Other Information	10
Item 1. Legal Proceedings	10
Item 2. Changes in Securities	10
Item 3. Defaults Upon Senior Securities	11
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits and Reports on Form 8-K	11
PART III - Signatures and Certifications	12

PART 1- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(unaudited)

September 30,
ASSETS	2002
CURRENT ASSETS:
Cash and equivalents	$ 218,459
Accounts receivable	47,259
Prepaid expenses and other	10,213
Total current assets	275,931
OIL AND GAS PROPERTIES, at cost (full cost method)
Unevaluated properties	98,695
Costs being amortized	-
Total oil and gas properties	98,695
Less accumulated amortization and impairment	-
Net oil and gas properties	98,695
PROPERTY AND EQUIPMENT:
EnviroWall installation equipment	150,000
Office equipment	13,818
Less accumulated depreciation	(5,395)
Net property and equipment	158,423
OTHER ASSETS:
EnviroWall Patents, net of accumulated amortization of $1,137	48,863
Deposits and other	61,403
Total other assets	110,266
TOTAL ASSETS	$ 643,315
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Convertible debentures	$ 24,500
Note payable to officer	25,000
Accounts payable	126,846
Accrued expenses	128,751
Due to an affiliated entity	135,000
Total current liabilities	440,097

STOCKHOLDERS' EQUITY:
Undesignated Preferred Stock, par value $0.01 per share, 505,497 shares authorized.	-
Common Stock, par value $0.10 per share, 30 million shares authorized, 19,334,240 shares issued and outstanding	1,933,424
Additional paid-in capital	(1,055,986)
Accumulated deficit prior to entering the development stage	(151,000)
Accumulated deficit during the development stage	(523,220)
Total Other Stockholders' Equity	203,218
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 643,315

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended Sept 30,	For the Nine Months Ended Sept 30,	From Jan 1, 2001 through Sept 30,
	2002	2002	2002
REVENUE:
Site evaluation	$ 18,294	$ 18,294	$ 18,294
Costs of evaluation	(9,661)	(9,661)	(9,661)
Net revenue	8,633	8,633	8,633

COSTS AND EXPENSES:
General and administrative	213,478	304,885	338,050
Stock based compensation	30,000	157,174	157,174
Louisiana franchise taxes	18,398	18,398	18,398
Depreciation and amortization	6,608	6,608	6,608
Interest expense	679	14,515	14,515
Total costs and expenses	269,163	501,580	534,745
OTHER INCOME:
Gain on sale of assets	791	791	791
Interest and other income	2,101	2,101	2,101
Total other income	2,892	2,892	2,892
NET LOSS	$ (257,638)	$ (490,055)	$ (523,220)
BASIC AND DILUTED:
Loss Per Share	$ (0.01)	$ (0.05)
Weighted Average Shares Outstanding	19,245,110	10,741,129

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Nine Months Ended Sept 30,	From Jan 1, 2001 through Sept 30,
	2002	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (490,055)	$ (523,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	157,174	157,174
Gain on sale of assets	(791)	(791)
Depreciation and amortization	6,608	6,608
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	6,749	6,749
Prepaid expenses and other	(3,358)	(3,358)
Increase (decrease) in:
Accounts payable	(72,119)	(69,501)
Accrued expenses	71,610	71,610
Net cash used in operating activities	(324,182)	(354,729)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	20,034	20,034
Purchase of office equipment	(10,054)	(10,054)
Purchase of patent interest and equipment	-	(200,000)
Net cash used in investing activities	9,980	(190,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	250,000
Proceeds from the sale of common stock	500,000	500,000
Offering costs	(14,193)	(14,193)
Payments on account to an affiliated entity	(15,000)	(15,000)
Net cash remaining prior to acquisition of EnviroWall	42,401	42,401
Net cash provided by financing activities	513,208	763,208
NET INCREASE IN CASH AND EQUIVALENTS	199,006	218,459
CASH AND EQUIVALENTS, beginning of period	19,453	-
CASH AND EQUIVALENTS, end of period	$ 218,459	$ 218,459
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 679	$ 679
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Conversion of note payable and accrued interest into common stock	$ 263,836	$ 263,836

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

On June 24, 2002, the Company completed the acquisition of EnviroWall, Inc. a Louisiana corporation ("EnviroWall"), that holds the patented rights for a unique application technology to contain, capture and/or remediate contaminated ground water. As consideration for the acquisition of EnviroWall, the Company issued to the sole stockholder of EnviroWall, and persons designated by him, a total of 7,848,000 shares of the Company's common stock. In addition, the Company issued 1,700,000 shares of its common stock in exchange for cancellation of an outstanding convertible note of EnviroWall owed to David A. Melman, a director of the Company. The acquisition is being accounted for as a "reverse merger" for financial statement reporting purposes since, among other things, the shares issued in connection with the transaction represent a majority of the outstanding common stock. In accounting for a reverse merger, the financial statement presentation is as if EnviroWall had acquired the Company under the purchase accounting rules. Accordingly, the results of operations and cash flows for the periods presented represent the activity of EnviroWall only prior to June 24, 2002, and those of the consolidated entity thereafter. The results of operations and cash flows of the Company prior to the acquisition were eliminated upon completing the acquisition.

EnviroWall's historical financial statements, as well as a more thorough discussion of the transaction, is included in a Form 8-K/A that was filed with the U.S. Securities and Exchange Commission ("SEC") on or about September 30, 2002. In addition, the accounting policies we followed are set forth in Note 1 to our most recent annual financial statements in Form 10-KSB/A for the year ended December 31, 2001 that was filed on or about April 29, 2002. We suggest that these interim financial statements be read in conjunction with the financial statements and notes included in the aforementioned filings with the SEC.

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

Going Concern and Need for Additional Capital

As a result of the asset sale to Harken, and the Preferred Stock and Debenture exchanges described above, we have eliminated a significant amount of our long-term debt and other obligations. However, attempts to market the EnviroWall System have not yet been successful and the Company cannot assess the possibility that a significant contract will be secured in the near future. In October 2002, the Company's board of directors decided to pursue bidding on other services outside of the EnviroWall System that related to excavation, trenching and other earthwork services. Mr. Breaux, EnviroWall's president, has an extensive history in these areas, performing this type of work prior to developing the EnviroWall System. These additional efforts are being put forth in an attempt to generate a revenue and cash flow stream while the EnviroWall System is being marketed. However, the Company can give no assurance that any bids for the either the EnviroWall System or the general earthwork services will be awarded or if such contracts, if awarded, can be performed on a profitable basis or at a level that would sustain the Company's continuing working capital needs.

Our current working capital is expected to sustain the Company for only a few months. If we are unable to raise additional capital, secure a significant contract to either install the EnviroWall
System and/or provide other earthwork services, or find another way to provide working capital for future activities sometime in the near future, it is unlikely we will be able to continue as a going concern. Should this be the case, we will need to either sell the Company (or its assets), liquidate or seek protection under the federal bankruptcy laws.

Sale of Oil and Gas Assets

The Company owned interests in three separate oil and gas prospect areas in Utah. Due to the lack of working capital necessary to fully exploit these assets, the Company has sold two of these interests. The first prospect, known as the Cactus Rose Prospect, was sold in August 2002 for $10,600 and the other prospect, known as the Thompson Canyon prospect, was sold in October 2002 for $68,000. There is no impact on the company's statement of operations from these transactions since the total proceeds received form the sales were credited to the full cost pool and were approximately equal to the carrying costs of the corresponding assets. The Company is attempting to sell the acreage in the one remaining prospect area which, for financial statement reporting purposes, has a net carrying value of approximately $48,000 as of the date of this report.

RESULTS OF OPERATIONS

Overview

We had a loss during the three months ended September 30, 2002 of $257,638, and a loss for the nine months then ended of $490,055, both determined using purchase accounting as a result of the acquisition of EnviroWall at the end of the second quarter. In our Form 10-QSB for the quarter ended March 31, 2002 we showed a net loss of $306,459. The sale of all or our producing oil and gas properties was completed April 4, 2002 and our first quarter report included oil and gas operations. However, as a result of the accounting adjustments made in connection with our acquisition of EnviroWall discussed above, our results of operations as reflected in this report have been changed to reflect the reverse merger accounting.

Revenue

We billed $18,294 during the third quarter of 2002 in connection with performing a "Phase II" environmental evaluation. The costs associated with this evaluation totaled $9,661 thereby generating net revenue for the period of $8,633.

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

In August 2002, the Company's two new directors, Clyde W. Frank PhD. and Thomas H. Normile, were each granted 100,000 shares of common stock in consideration for serving as a director. A non-cash stock based compensation charge of $30,000 was recorded during the third quarter of 2002 representing the fair value of the common stock issued in the transaction.

General and Administrative Expenses

The Company's general and administrative expenses for the three months ended September 30, 2002, were $213,478, and $304,885 for the nine months then ended. In October 2002, the Company's board of directors initiated steps to reduce the Company's "burn" rate of cash including reducing the amount of the officers cash compensation, reducing the pay for certain consultants, waived the directors monthly cash fees and eliminated some other administrative costs. The Company expects that the general, administrative and other overhead costs for the fourth quarter of 2002 will be between $40,000 and $50,000 per month.

ITEM 3 - CONTROLS AND PROCEDURES

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on November 5, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2002. Subsequent to November 5, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At September 30, 2002 and as of the date of this report, we were not involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

Item 2. Change in Securities.

    (a)     Recent Sales of Unregistered Securities. The Company issued the following securities without registration under the Securities Act of 1933, as amended ("Securities Act") during the nine months ended September 30, 2002 and through the date of this report:

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

        7.     On August 10, 2002, we issued a total of 200,000 shares of restricted common stock to two directors of Republic in consideration for serving as a director. Certificates, representing the shares issued in the exchange were restricted and each included a restrictive legend prohibiting transfer of the securities without compliance with applicable securities laws. Each of the holders qualified as an "Accredited Investor" as defined under
                Regulation D under the Securities Act, and the Company relied upon Rule
                506 of that Regulation and Section 4(2) of the Securities Act in issuing the securities without registration. No underwriter or other sales agent participated in the exchange.

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

Item 5. Other Information

Mr. Patrick J. Duncan, our Chief Financial Officer, resigned as an officer and director of the Company and its subsidiaries with an effective date of November 15, 2002. There were no disagreements between Mr. Duncan and the Company's management and directors relating to accounting or any other matters. There is no other information reportable under this item for the period covered by this report.

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

    (b)         We filed the following reports on Form 8-K for the period covered by this report.

#	Item Reported	Date	Financial Statements

3.	1,2,7	July 3, 2002	The Historical Financial Statements of EnviroWall, Inc. and Pro Forma Financial Statements reflecting the acquisition of EnviroWall, Inc. were omitted.
4.	1,2,7	August 16, 2002	Amendment to include Historical Financial Statements of EnviroWall, Inc. and Pro Forma Financial Statements reflecting the acquisition of EnviroWall, Inc. which was completed June 24, 2002.
4.	1,2,7	September 30, 2002	This was an Amendment to the 8-K filed on August 16,
2002. Includes Historical Financial Statements of
EnviroWall, Inc. and Pro Forma Financial Statements
reflecting the acquisition of EnviroWall, Inc. which was
			completed June 24, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC RESOURCES, INC.

Date: November 11, 2002                 By:/s/ Patrick J. Duncan
                                                              Patrick J. Duncan
                                                              As the Principal Financial Officer, CFO and Treasurer

CERTIFICATION

I, David A. Melman, Principal Executive Officer of Republic Resources, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Republic Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ David A. Melman
David A. Melman
Principal Executive Officer

CERTIFICATION

I, Patrick J. Duncan, Principal Financial Officer of Republic Resources, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Republic Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Patrick J. Duncan
Patrick J. Duncan
Principal Financial Officer