Form 10KSB
period 2002-12-31
REPUBLIC RESOURCES INC /CO/
filed 2003-03-31
CIK 76878

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Commission File Number 0-6580

(Name of small business issuer as specified in its charter)

Nevada	87-0285520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

743 Horizon Court, Suite 333
Grand Junction, Colorado 81506
(Address of principal executive offices)
(970) 245-5917
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock (Par Value $.10 Per Share)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

         The issuer’s revenues for its most recent fiscal year were $18,294.

         As of March 14, 2003 the issuer had 19,334,240 shares of its $0.10 par value Common Stock issued and outstanding. Based upon the closing sale price of $.12 per share on March 14, 2003, the aggregate market value of the common stock, the Registrant’s only class of voting stock, held by non-affiliates was $671,000.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

TABLE OF CONTENTS

PART I	PA	GE

ITEM 1. BUSINESS	1
History and Overview	1
Operations	1
Competition	1
Markets	1
Regulations	1
Operational Hazards and Insurance	1
Business Risks	1
Administration	3
ITEM 2. PROPERTIES	3
ITEM 3. LEGAL PROCEEDINGS	3
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS	3
Stockholders	3
Dividends	3
Recent Sales of Unregistered Securities	4
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS	4
Liquidity and Capital Resources	4
Acquisition of EnviroWall, Inc.	4
Summary of Transactions Completed Prior to the EnviroWall Acquisition	4
Going Concern and Need for Additional Capital	5
Sale of Oil and Gas Assets	5
Results of Operations	5
Overview	5
Revenue	5
Stock-Based Compensation	5
General and Administrative	6
Controls and Procedures	6
Other Matters	6
ITEM 7. FINANCIAL STATEMENTS	6
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE	18
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	18
ITEM 10. EXECUTIVE COMPENSATION	19
ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS	20
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	21
PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K	22
ITEM 14. CONTROLS AND PROCEDURES	23

ii

PART I

ITEM 1 — BUSINESS

HISTORY AND OVERVIEW

Republic Resources, Inc. (the “Company”) was incorporated in the state of Nevada on September 11, 1968 to engage in the oil and gas acquisition, development and production business. In 2002, the Company exited the oil and gas business by selling all of its oil and gas assets to third parties. On June 24, 2002, the Company completed the acquisition of EnviroWall, Inc., a Louisiana corporation (“EnviroWall”), that holds the license to several patents and application technologies to capture, contain, and remediate contaminated groundwater. These patents and application technologies are collectively known as the “EnviroWall System” and have broad applications ranging from simple containment and control of contaminated groundwater to more complex designs for groundwater manipulation and treatment.

OPERATIONS

In that all of the Company’s oil and gas assets have been sold, the Company’s future efforts will focus on commercializing the EnviroWall System. For financial reporting purposes, the Company is considered to be a “development stage enterprise” because no revenue has yet been generated from installation of the EnviroWall System.

COMPETITION

We expect to face significant competition in our efforts to develop a market for the EnviroWall System. Most competitors are much larger businesses with national or international exposure and with greater financial and human resources. No assurance can be made as to whether the Company will be able to compete successfully in this business.

MARKETS

The Company’s marketing efforts of the EnviroWall System will target state and federal agencies as well as certain business enterprises that are required to contain and/or remediate contaminated groundwater.

REGULATIONS

The expected operations of EnviroWall will be subject to significant regulation by federal, state and local authorities. Compliance with these regulations or requirements that may be imposed by particular contractors will affect the Company’s cost of operation, therefore, its profitability.

OPERATIONAL HAZARDS AND INSURANCE

Our operations will be subject to certain hazards specific to environmental remediation. These hazards can cause personal injury as well as damage to property. While we maintain insurance to cover our expected operations, our insurance does not cover all potential risks associated with implementing the EnviroWall System. The occurrence of a significant uninsured event could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to obtain and maintain adequate insurance in the future.

BUSINESS RISKS

The Company is subject to the following risk factors:

Republic presently has no revenue from ongoing operations.

Republic sold all of its producing oil and gas properties effective January 1, 2002. Accordingly, future cash flow will be limited to revenue, if any, generated by EnviroWall. While we believe that the business opportunity presented by EnviroWall is significant, we can give no assurance regarding the speed with which EnviroWall can grow its business and generate revenue and positive cash flow. Similarly, we cannot presently give any assurance as to the future profitability of EnviroWall.

The short operating history of EnviroWall makes the business difficult to evaluate.

Although EnviroWall was organized several years ago and has completed a limited number of tests which have confirmed the efficacy of the EnviroWall System, the Company is a start-up business. As the Company is considered to be a development stage enterprise, it is subject to many of the risks common to such businesses, including limitations with respect to personnel, financial and other resources, and the need to develop operating policies and procedures. We may incur operating losses until such time as a consistent flow of business revenue is generated. There can be no assurance that we will achieve positive cash flow and sustain profitability from our operating activities. In addition, we may be required to raise capital in the future in which event the present stockholders of the Company will be diluted.

Long-term success depends upon our exclusive right to utilize the EnviroWall System.

Louis B. Breaux is the inventor of the EnviroWall System, which is described in three existing patents issued at various times in the mid-1990‘s. EnviroWall holds an undivided 1% interest in the patents and four other persons hold an aggregate 10% interest. Mr. Breaux has licensed to EnviroWall, on an exclusive basis, all rights to commercialize the inventions described in the patents. EnviroWall will be obligated to pay a royalty on future revenue generated to Mr. Breaux and the other persons, and to continue to employ Mr. Breaux to December 31, 2005. The obligation to pay royalties will extend until the expiration of all the patents. We do not have a license directly from the holders of the 10% undivided interest in the patents; instead we rely upon an exclusive sublicense of those rights from Mr. Breaux. Should either the license or sublicense be terminated, EnviroWall would no longer have the exclusive rights to the patents.

Our corporate charter includes anti-takeover provisions.

The Articles of Incorporation of Republic presently authorize 505,497 shares of preferred stock, of which none are issued or outstanding. Our Board of Directors may issue shares of preferred stock without shareholder approval and set the rights, preferences and other designations, including voting rights, of those shares. In addition, our Articles of Incorporation provide for a classified Board of Directors. Directors of Republic will serve staggered three-year terms and may only be removed for cause. These provisions may discourage transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock. We presently have no plans, arrangements, commitments or understandings relating to potential future issuances of preferred stock or common stock.

Our corporate charter limits director liability.

Our Articles of Incorporation provide, with certain exceptions, that our directors shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of Republic against directors. In addition, the Articles of Incorporation and our Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Nevada law.

It is unlikely we will pay dividends on common stock.

Republic has never declared or paid cash dividends on common stock and we do not anticipate that we will pay dividends until such time as the directors believe a sufficient level of profitability has been achieved.

The market price for our common stock is likely to be volatile and the market for our common stock may not be liquid.

If our operating results should be below the expectations of investors or analysts in one or more future periods, it is likely that the price of our common stock would be materially adversely affected. In addition, the stock market has experienced significant price and volume fluctuations that have affected market prices of equity securities of many emerging companies. Trading in our common stock has historically been sporadic with low volume. The actual sale, or even the perception of a potential sale, of a material number of our shares of common stock in the public market could have a material adverse affect on the trading price.

ADMINISTRATION

Office Facilities — We rent approximately 1,270 square feet in an office facility in Gretna, Louisiana at a rate $1,588 per month. The office lease in Gretna has a term through April 30, 2005.

Employees — As of December 31, 2002, we had two full-time employees. None are covered by a collective bargaining agreement. We consider that our relations with employees are satisfactory.

ITEM 2 — PROPERTIES

At December 31, 2002, the Company held leases covering 1,020 acres of undeveloped exploration acreage in the Blanding Basin of San Juan County, Utah. We are currently attempting to sell this property. No oil and gas reserves have been established within this acreage and the costs of this acreage are presented on the balance sheet for financial reporting purposes under the caption “undeveloped acreage”.

ITEM 3 — LEGAL PROCEEDINGS

We may from time to time be involved in various claims, lawsuits, or disputes with third parties. At December 31, 2002, and as of the date of this report, we were not involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our Security holders during the fourth quarter ended December 31, 2002.

Part II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board market under the symbol “RPRS”. The following table sets forth the high and low reported closing prices per share of the Company’s common stock for the quarterly periods indicated, which correspond to the fiscal quarters for financial reporting purposes.

	Common Stock
	High	Low
2001:
First quarter	2.31	0.72
Second quarter	2.60	1.48
Third quarter	1.45	0.73
Fourth quarter	0.90	0.56
2002:
First quarter	0.62	0.22
Second quarter	0.45	0.15
Third quarter	0.20	0.11
Fourth quarter	0.15	0.08

Stockholders — As of December 31, 2002, we had approximately 1,128 record holders of our common stock (no preferred stock was issued or outstanding).

Dividends — We have not paid cash dividends on our common stock in the past and do not anticipate that we will pay dividends until such time as the directors believe a sufficient level of profitability has been achieved.

Under our Articles of Incorporation, as amended (“Articles”), the Board of Directors has the power, without further action by the holders of the common stock, to designate the relative rights and preferences of the Company’s Preferred Stock, when and if issued. Such rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the common stock. The Board previously designated Series A Cumulative Convertible Preferred Stock, Series B 5% PIK Cumulative Preferred Stock and Series C 5% Redeemable Preferred Stock, none of which is outstanding and all of which have been retired.

Recent Sales of Unregistered Securities — The Company did not issue or sell any securities without registration under the Securities Act of 1933, as amended (“Securities Act”), during the quarter ended December 31, 2002, or through the date of this report.

ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

Acquisition of EnviroWall, Inc.

On June 24, 2002, the Company completed the acquisition of EnviroWall, Inc., a Louisiana corporation (“EnviroWall”), that holds the license to several patents and application technologies to capture, contain, and remediate contaminated groundwater. These patents and application technologies are collectively known as the “EnviroWall System” and have broad applications ranging from simple containment and control of contaminated groundwater to more complex designs for groundwater manipulation and treatment.

As consideration for the acquisition of EnviroWall, the Company issued to the sole stockholder of EnviroWall and persons designated by him, a total of 7,848,000 shares of the Company’s common stock. In addition, the Company issued 1,700,000 shares of its common stock in exchange for the cancellation of an outstanding convertible note issued by EnviroWall and held by David A. Melman, a director of the Company. Upon completing the transaction, the Company also issued a total of 255,000 shares of its common stock in exchange for cancellation of outstanding common stock purchase warrants and options held by four directors.

The Company is attempting, and has been since completing the acquisition, to establish a market for the EnviroWall System, specifically targeting state and federal agencies as well as certain business enterprises that are required to contain and/or dispose of contaminated groundwater. However, as of the date of this report, the Company has been unable to obtain any contracts to install the EnviroWall System and we can give no assurance any such work will ever be secured.

Summary Of Transactions Completed Prior To The EnviroWall Acquisition

   Sale of Substantially All of Our Assets

On April 4, 2002, we completed the sale of substantially all our assets to Harken Energy Corporation (“Harken”) in exchange for: a) 2,645,500 shares of Harken common stock; and b) a potential Contingent Payment based on an evaluation at a later date of unproved leases conveyed in the sale. The assets sold to Harken consisted of all our proved and revenue generating oil and gas assets along with all of our exploratory prospects located in Jackson County, Texas. The unproved assets were not given any initial value in the transaction with Harken but are to be evaluated as of December 31, 2003 using a “lookback formula” as defined in the Contingent Payment Agreement. If warranted, an additional payment of either cash and/or Harken common stock will be made in 2004. However, Republic will not be the beneficiary of any future payment associated with this Contingent Payment in that it was assigned to the former holders of our Series C Preferred Stock as consideration for an exchange of preferred stock for common stock as discussed below.

   Exchange of Preferred Stock

In connection with the asset sale to Harken, the holders of our Preferred Stock exchanged all the outstanding Series C for 3.4 million shares of newly issued Republic common stock plus the assignment of the Contingent Payment Agreement. The Series C Preferred Stock was exchanged and retired effective February 11, 2002.

   Exchange of Harken Common Stock for Outstanding Debt

Effective April 4, 2002, in connection with the asset sale to Harken, holders representing over 98% of our outstanding convertible debentures agreed to surrender their debentures in exchange for a pro-rata distribution of: a) substantially all the Harken common stock received in the asset sale (the Company retained 24,500 shares of the Harken common stock); and b) 991,425 shares of newly issued Republic common stock. Convertible debentures totaling $24,500 remain outstanding as of the date of this report.

Going Concern and Need for Additional Capital

As a result of the asset sale to Harken, and the preferred stock and debenture exchanges described above, we have eliminated essentially all of our long-term debt and continuing dividend obligations. However, attempts to market the EnviroWall System have not as yet been successful and the Company cannot determine if significant contracts will be obtained.

The Company has a negative working capital position and very little liquidity. If we are unable to raise additional capital, secure a significant contract to either install the EnviroWall System or provide other earthwork services, or obtain other financing to sustain future activities, it is unlikely we will be able to continue as a going concern. Should this be the case, we will attempt to sell the Company (or its assets) and liquidate.

Sale of Oil and Gas Assets

The Company owned interests in three separate oil and gas prospect areas in Utah. Due to the lack of working capital necessary to fully exploit these assets, the Company has sold two of these interests. The first prospect, known as the Cactus Rose Prospect, was sold in August 2002 for $10,600 and the other prospect, known as the Thompson Canyon prospect, was sold in October 2002 for $68,000. There is no impact on the company’s statement of operations from these transactions in that the total proceeds received form the sales were credited to the full cost pool and were approximately equal to the carrying costs of those assets. The Company is attempting to sell the acreage in the one remaining prospect area which, for financial statement reporting purposes, has a net carrying value of approximately $50,000 as of the date of this report.

RESULTS OF OPERATIONS

Overview

We had a loss during the year ended December 31, 2002, of $611,632, determined using purchase accounting as a result of the acquisition of EnviroWall at the end of the second quarter. In our Form 10-QSB for the quarter ended March 31, 2002, we showed a net loss of $306,459. The sale of all or our producing oil and gas properties was completed April 4, 2002 and our first quarter report included oil and gas operations. However, as a result of the accounting adjustments made in connection with our acquisition of EnviroWall, our results of operations as reflected in this report have been changed to reflect reverse merger accounting.

Revenue

We billed $18,294 during the year ended December 31, 2002, in connection with performing a “Phase II” environmental evaluation. The costs associated with this evaluation totaled $9,956 thereby generating a gross profit for the period of $8,338.

Stock-Based Compensation

Upon closing the EnviroWall acquisition, we issued 1.7 million common shares to a director of Republic in exchange for a promissary note with a face value of $250,000 owed by EnviroWall. The exchange also included the accrued interest of $13,836. A non-cash stock-based compensation charge of $76,174 is included in the statements of operations in 2002 representing the difference between the fair value of the common stock issued and the balance of the promissary note and accrued interest.

Also at the time of closing the EnviroWall acquisition, we issued 255,000 shares of common stock to four of our directors in exchange for the cancellation of their outstanding options and/or warrants to acquire 630,000 Republic shares. This resulted in a non-cash stock-based compensation charge of $51,000 representing the fair value of the common stock issued in the transaction.

In August 2002, the Company’s two new directors, Clyde W. Frank, PhD, and Thomas H. Normile, were each granted 100,000 shares of common stock in consideration for serving as a director. A non-cash stock-based compensation charge of $30,000 was recorded during the third quarter of 2002 representing the fair value of the common stock issued in the transaction.

General and Administrative Expenses

The Company’s general and administrative expenses for the year ended December 31, 2002, were $401,129 compared to $33,165 for the same period in 2001. In October 2002, the Company’s Board of Directors initiated steps to reduce the Company’s rate of cash expenditure, including reducing the amount of the officers’ compensation, reducing compensation to consultants, deferring directors’ monthly cash fees and eliminating other administrative expenses.

CONTROLS AND PROCEDURES

The Company’s chief executive officer (who is also the principal accounting officer) evaluated the Company’s disclosure controls and procedures on March 14, 2003. Based on this evaluation, the chief executive officer concluded that the disclosure controls and procedures are effective in connection with the Company’s filing of its annual report on Form 10-KSB for the year ended December 31, 2002. Subsequent to March 14, 2003, through the date of this filing of Form 10-KSB, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

OTHER MATTERS

Disclosure Regarding Forward-Looking Statements

This report on Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, reserve quantities, plans and objectives of the Company’s management for future operations and capital expenditures are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. We can give no assurance that such expectations and assumptions will prove to be correct. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond our control. Such risks and uncertainties may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. All written and oral forward-looking statements attributable to our Company or persons acting on our behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

ITEM 7 — FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Independent Auditor’s Report	7
Consolidated Balance Sheet - December 31, 2002	8
Consolidated Statements of Operations - For the Years Ended December 31,
2002 and 2001, and for the period January 1, 2001 through December 31, 2002	9
Consolidated Statements of Stockholders’ Equity (Deficit) - For the Years Ended December 31,
2002 and 2001	10
Consolidated Statements of Cash Flows - For the Years Ended December 31,
2002 and 2001, and for the period January 1, 2001 through December 31, 2002	11
Notes to Consolidated Financial Statements	12	–17

INDEPENDENT AUDITOR’S REPORT

Board of Directors
Republic Resources, Inc.
Grand Junction, Colorado

We have audited the accompanying consolidated balance sheet of Republic Resources, Inc. and subsidiaries (a development stage company) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2002 and 2001, and for the period January 1, 2001 through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Resources, Inc. and subsidiaries (a development stage company) as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, and for the period January 1, 2001 through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Company is a development statge company and has not generated any revenue from its planned operations. In addition, the Company has a working capital deficit and very little liquidity at December 31, 2002. These facts raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ HEIN + ASSOCIATES LLP

Phoenix, Arizona
February 4, 2003

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(unaudited)

December 31, 2002

ASSETS

CURRENT ASSETS:
Cash and equivalents	$ 120,822
Accounts receivable, net of allowance for doubtful accounts of $7,584	18,294

Total current assets	139,116

UNEVALUATED OIL AND GAS PROPERTIES, at cost (full cost method)	49,717
PROPERTY AND EQUIPMENT:
EnviroWall installation equipment	150,000
Office equipment	15,484
Less accumulated depreciation	(10,970)

Net property and equipment	154,514

OTHER ASSETS:
EnviroWall Patents, net of accumulated amortization of $1,137	47,744
Deposits and other	53,173

Total other assets	100,917

TOTAL ASSETS	$ 444,264

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Convertible debentures	$ 24,500
Accounts payable	129,905
Accrued expense	73,218

Total current liabilities	227,623

LONG-TERM LIABILITIES:
Due to persons affiliated with predecessor company	135,000

COMMITMENTS AND CONTINGENCIES: (note 5)
STOCKHOLDERS' EQUITY:
Undesignated Preferred Stock, par value $0.01 per share,
505,497 shares authorized	--
Common Stock, par value $0.10 per share, 30 million shares authorized,
19,334,240 shares issued and outstanding	1,933,424
Additional paid-in capital	(1,055,986)
Accumulated deficit prior to entering the development stage	(151,000)
Accumulated deficit during the development stage	(644,797)

Total Stockholders' Equity	81,641

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 444,264

         The accompanying notes are an integral part of these consolidated financial statements.

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001	From Jan 1, 2001 through Dec 31, 2002
REVENUE:
Site evaluation	$ 18,294	$ --	$ 18,294
Costs of evaluation	(9,956)	--	(9,956)

Gross profit	8,338	--	8,338

OTHER OPERATING COSTS
AND EXPENSES:
General and administrative	401,129	33,165	434,294
Stock based compensation	157,174	--	157,174
Louisiana franchise taxes	18,398	--	18,398
Depreciation and amortization	13,348	--	13,348
Interest expense	33,194	--	33,194

Total costs and expenses	623,243	33,165	656,408

LOSS FROM OPERATIONS	(614,905)	(33,165)	(648,070)
OTHER INCOME:
Gain on sale of assets	45	--	45
Interest and other income	3,228	--	3,228

Total other income	3,273	--	3,273

NET LOSS	$ (611,632)	$ (33,165)	$(644,797)

BASIC AND DILUTED:
Loss Per Share	$ (0.05)	$ (0.00)
Weighted Average Shares Outstanding	13,460,156	7,848,000

         The accompanying notes are an integral part of these consolidated financial statements.

Republic Resources, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2001 and 2002

	Series C Redeemable Preferred Stock Shares Amount	Common Stock Shares Amount			Additional Paid-In Capital	Accumulated Deficit Prior to/ During Development Stage Prior to During		Total Stockholders’ Equity
BALANCES, December 31, 2000	99,503	$ 4,975,150	1,924,398	$ 192,440	$ 32,519,779	$(32,268,073)	$ --		$ 444,146
Preferred Stock Dividends	--	--	--	--	--	(186,568)	--		(186,568)
Exercise of stock options and
warrants	--	--	1,015,417	101,541	406,167	--	--		507,708
Net Loss	--	--	--	--	--	(3,896,589)	--		(3,896,589)

BALANCES, December 31, 2001	99,503	4,975,150	2,939,815	293,981	32,925,946	(36,351,230)	--		(3,131,303)
Exchange of Preferred Stock and
accrued dividends for Common
Stock	(99,503)	(4,975,150)	3,400,000	340,000	4,788,153	--	--		5,128,153
Issuance of Common Stock in
connection with asset sale and
convertible debt exchange	--	--	991,425	99,143	192,733	--	--		291,876
Issuance of Common Stock in
connection with EnviroWall
acquisition	--	--	7,848,000	784,800	(784,800)	--	--		--
Issuance of Common Stock to a
Director in connection with the
EnviroWall acquisition	--	--	1,700,000	170,000	170,010	--	--		340,010
Issuance of Common Stock to
Officers & Directors in exchange
for canceling options/ warrants	--	--	255,000	25,500	26,500	--	--		52,000
Issuance of Common Stock in
Private Placement @ $.25/share	--	--	2,000,000	200,000	300,000	--	--		500,000
Offering costs for Private Placement	--	--	--	--	(14,193)	--	--		(14,193)
Effect of accounting for EnviroWall
acquisition as a “reverse merger”	--	--	--	--	(38,670,335)	36,200,230	(33,165)		(2,503,270)
Issuance of Common Stock to new
EnviroWall Directors	--	--	200,000	20,000	10,000	--	--		30,000
Net Loss	--	--	--	--	--	--	(611,632)		(611,632)

BALANCES, December 31, 2002	--	$ --	19,334,240	$1,933,424	$(1,055,986)	$ (151,000)	$ (644,797	) $	81,641

         The accompanying notes are an integral part of these consolidated financial statements.

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For Year Ended December 31, 2002	For Year Ended December 31, 2001	From Jan 1, 2001 through Dec 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(611,632)	$(33,165)	$(644,797)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	157,174	--	157,174
Gain on sale of assets	(45)	--	(45)
Depreciation and amortization	13,348	--	13,348
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	35,714	--	35,714
Prepaid expenses and other	15,085	--	15,085
Increase (decrease) in:
Accounts payable	61,881	--	61,881
Accrued expenses	(114,864)	2,618	(112,246)

Net cash used in operating activities	(443,339)	(30,547)	(473,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	80,900	--	80,900
Purchase of office equipment	(24,400)	--	(24,400)
Purchase of patent interest and equipment	--	(200,000)	(200,000)

Net cash provided by (used in) investing activities	56,500	(200,000)	(143,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	--	250,000	250,000
Proceeds from the sale of common stock	500,000	--	500,000
Offering costs	(14,193)	--	(14,193)
Payments on account to an affiliated entity	(15,000)	--	(15,000)
Payment of note payable	(25,000)	--	(25,000)
Net cash remaining prior to acquisition of EnviroWall	42,401	--	42,401

Net cash provided by financing activities	488,208	250,000	738,208

NET INCREASE IN CASH AND EQUIVALENTS	101,369	19,453	120,822
CASH AND EQUIVALENTS, beginning of period	19,453	--	--

CASH AND EQUIVALENTS, end of period	$ 120,822	$ --	$ 120,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$ 1,608	$ --	$ 1,608

Cash paid for income taxes	$ --	$ --	$ --

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES:
Conversion of note payable and accrued interest
into common stock	$ 263,836	$ --	$ 263,836

         The accompanying notes are an integral part of these consolidated financial statements.

Republic Resources, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations — Effective January 1, 2002, the Company sold substantially all of it oil and gas assets which included all of its revenue generating assets. On June 24, 2002, the Company completed the acquisition of EnviroWall, Inc., a Louisiana corporation (“EnviroWall”), that holds the license to several patents and application technologies to capture, contain, and remediate contaminated groundwater. These patents and application technologies are collectively known as the “EnviroWall System” and have broad applications ranging from simple containment and control of contaminated groundwater to more complex designs for groundwater manipulation and treatment.

As consideration for the acquisition of EnviroWall, the Company issued to the sole stockholder of EnviroWall and persons designated by him, a total of 7,848,000 shares of the Company’s common stock. In addition, the Company issued 1,700,000 shares of its common stock in exchange for the cancellation of an outstanding convertible note of EnviroWall held by David A. Melman, a director of the Company. Upon completing the transaction, the Company also issued a total of 255,000 shares of its common stock in exchange for cancellation of outstanding common stock purchase warrants and options held by four directors.

EnviroWall was incorporated in February 1994, to act as a holding company for Barrier Member Containment Corporation (“BMC”). BMC was originally formed in 1990 to conduct the research and development for what is now referred to as the EnviroWall System. To provide working capital for operations, EnviroWall initially had borrowed $590,000 in June 1994 from Morgan Franklin Fund, Ltd. (“MFF”), a venture capital group. Cash flow from operations did not support servicing the entire debt and the Company defaulted on the note early in 1996 when it had an outstanding principal balance of $290,000. MFF promptly foreclosed on the collateral, which consisted of substantially all of the assets of both BMC and EnviroWall, including a 1% interest in the all the patents protecting the EnviroWall System.

Once the EnviroWall System was sufficiently developed, EnviroWall was formed and BMC became the operating entity to conduct installations of the EnviroWall System. At that time EnviroWall was not considered a development stage enterprise for financial statement reporting purposes, because: a) its planned operations had already begun; and b) revenue had been and was expected to continue to be generated from the installation of EnviroWall System.

EnviroWall essentially lay dormant after MFF’s foreclose until late in 2001 when it was able to borrow $250,000 from a director of Republic and attempt to reestablish its business. EnviroWall used $200,000 of these funds to repurchase all the assets seized by MFF in the 1996 foreclosure. For financial statement reporting purposes, this purchase price was allocated as follows: Equipment — $150,000; Patents — $50,000. Such factors as the original cost of the assets and their current estimated replacement cost were considered in making the allocation.

For financial statement reporting purposes, EnviroWall has been considered a development stage company from the time it came out of dormancy in 2001. The acquisition is being accounted for as a “reverse merger” for financial statement reporting purposes since, among other things, the shares issued in connection with the transaction represent a majority of the outstanding common stock. In accounting for a reverse merger, the financial statement presentation is as if EnviroWall had acquired the Company under the purchase accounting rules. Accordingly, the results of operations and cash flows for the periods presented represent the activity of EnviroWall only prior to June 24, 2002, and those of the consolidated entity thereafter. The results of operations and cash flows of the Company prior to the acquisition were eliminated upon completing the acquisition. Because of the common stock and preferred stock transactions, which occurred prior to the reverse merger, the Company has presented the Statement of Stockholders’ Equity following the legal form of the transactions, instead of presenting it using reverse merger accounting.

Going Concern — The Company is currently attempting to establish a market for the EnviroWall System, specifically targeting state and federal agencies as well as certain business enterprises that are required to contain and/or dispose of contaminated groundwater. The Company intends to devote substantially all future efforts to commercialize the EnviroWall System. While we believe that the business opportunity presented by EnviroWall is significant, we can give no assurance regarding the speed with which the EnviroWall business can grow its business and generate revenue and positive cash flow. Similarly, we cannot presently give any assurance as to the future profitability of EnviroWall. These circumstances, which are compounded by the working capital deficit at December 31, 2002, a lack of liquidity, and the inability thus far to generate any contracts for installation of the EnviroWall System create substantial doubt as to the Company’s ability to continue as a going concern.

Republic Resources, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation — The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Cash and Equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Undeveloped Oil and Gas Properties — The Company’s only oil and gas property at December 31, 2002, consist of approximately 1,020 acres in undeveloped exploration acreage in the Blanding Basin of San Juan County, Utah. We are currently attempting to sell this property. No oil and gas reserves have been established within this acreage and the corresponding costs are presented on the balance sheet for financial reporting purposes under the caption “undeveloped acreage”. The amount reflected on the balance sheet consists of lease acquisition costs and does not include any internally capitalized costs. The Company currently believes the carrying costs do not exceed fair market value.

EnviroWall Installation Equipment — The EnviroWall Installation Equipment is stated at cost and consists of specialized trench “Guide Boxes” that provide structural support to stabilize the trench walls during the installation process of the EnviroWall System. These guide boxes will be depreciated on a straight-line basis over their estimated useful life, currently estimated at ten years. Depreciation expense related to the installation equipment amounted to $7,500 during the year ended December 31, 2002. No depreciation was recognized in the 2001 financial statements in that EnviroWall had been dormant during that period.

The costs of normal maintenance and repairs will be charged to operating expenses as incurred. Material expenditures which increase the life of an asset will be capitalized and depreciated over the estimated remaining useful life of the asset. The cost of assets sold, or otherwise disposed of, and the related accumulated depreciation or amortization will be removed from the accounts, and any gains or losses will be reflected in current operations.

Office Equipment -The office equipment is stated at cost. Depreciation for these assets is calculated using the straight-line method over two years which represents the estimated useful lives of the corresponding assets. Depreciation expense related to the office equipment amounted to $3,592 during the year ended December 31, 2002. No depreciation was recognized in the 2001 financial statements for the office equipment in that EnviroWall had no such assets in that year.

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

Patents — The Patents are stated at cost and are being amortized over the remaining life of the patent. The following is a listing of the U.S. Patents and Patent Applications that EnviroWall originally obtained while developing the EnviroWall System:

Patent	Title	Issued
5,106,233	Hazardous Waste Containment System	04/21/92
5,240,348	Method of Hazardous Containment System	08/31/93
5,259,705	Guide Box Assembly System for In Ground Barrier Installation	11/09/93
5,360,293	In Ground Barrier Member Interlocking Joint and Seal System	10/11/94
5,354,149	In Ground Barrier System with Pass Through	11/01/94
5,551,807	In Ground Barrier System, Dispenser Box	09/03/96

Republic Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the above patents had expired during the period of dormancy because the maintenance fees had not been paid in a timely manner. However, three patents, numbered 5,106,233, numbered 5,259,705, and numbered 5,551,807 were reinstated after petitions to Accept Unintentionally Delayed Payment of Maintenance Fee in an Expired Patent were filed with the Patent Office in December, 2001. The maintenance of the other three patents is no longer considered necessary to protect the technology and therefore the Company does not anticipate filing for their reinstatement.

The Company owns a 1% undivided interest in the above patents (which was purchased from MFF in December 2001) and has entered into: 1) an Exclusive Patent License Agreement for the sole shareholder’s 89% interest in the licensed patents identified above, and 2) an Exclusive Patent Sub-License Agreement for the sole shareholder’s 10% of the licensed patents, as granted by an agreement between the Company’s sole shareholder and an owner group. The license and sub-license agreements allow the company to manufacture, use, sell and otherwise practice the licensed technology.

The costs of the patents are being accounted for in accordance with Financial Accounting Standards No. 142, entitled “Goodwill and Other Intangible Assets” (“SFAS 142”). Amortization expense for the patents amounts to $2,256 during the year ended December 31, 2002. No amortization was recognized in the 2001 financial statements since EnviroWall had essential been dormant for most of that period.

Accounting Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The actual results could differ from those estimates.

The Company’s financial statements are based on a number of significant estimates including the allowance for doubtful accounts, assumptions effecting the fair value of stock options and warrants, the impairment, depreciation and amortization of long-lived assets and other factors. Future events may significantly alter the estimates currently being used.

Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on previously recorded deferred tax assets and liabilities resulting from a change in tax rates is recognized in earnings in the period in which the change is enacted.

Revenue Recognition — For long-term contracts for the installation of the EnviroWall System, the Company will follow the percentage of completion method for revenue recognition. Revenue will be recognized on short-term contracts upon completion and acceptance of the system. Consulting revenue is recognized as services are provided.

Net (Loss) Per Common Share -Net (loss) per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, which requires disclosure of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution for potential common shares and is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Stock-Based Compensation — For employees, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

Republic Resources, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Hedging Activities- In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts), as defined, be recorded in the balance sheet as either an asset or liability measured at fair value, and requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows unrealized gains and losses to be deferred in other comprehensive income for the effective portion of the hedge) until such time as the hedged transaction occurs, and requires that a company formally document, designate, and assess the effectiveness of derivative instruments that receive hedge accounting treatment. The Company currently does not engage in any activities that would be covered by SFAS 133.

New Accounting Pronouncements- In April 2002, the FASB approved for issuance Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company’s financial position or results of its operations.

In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial position or results of its operations.

In August 2002, the FASB issued Statements of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions” (SFAS 147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do not apply to the Company.

In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement 123” (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements in these financial statements.

Republic Resources, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. DEBT FINANCING ARRANGEMENTS:

         As of December 31, 2002, the Company has two notes payable totaling $24,500 that are due in April 2003. The notes bear interest at 11% per annum and are convertible into the Company’s common stock at $30.00 per share.

3. DEBT DUE TO RELATED PARTY:

         The Company has a note due to a company affiliated with its president with a remaining balance of $135,000 at December 31, 2002. The note bears interest at eight (8) percent and is due on December 31, 2004.

4. INCOME TAXES:

         Deferred tax assets (there are no deferred tax liabilities) as of December 31, 2002 are comprised of the following:

2002
Long-term Assets:
The effect of net operating loss carry-forwards	$ 240,000

Total	240,000
Less valuation allowance	(240,000)

Net long-term asset	$ --

         During the year ended December 31, 2002, the Company increased the valuation allowance by approximately $228,000, primarily due to an increase in the net operating loss carry-forwards which are not likely to be realizable. The Company has provided a valuation allowance for the net operating loss and credit carry-forwards because the Company does not believe it is more likely than not to realize them.

         At December 31, 2002, the Company had net operating loss carry-forwards for income tax purposes of approximately $640,000, which expire primarily in 2026 and 2027. No tax assets are reflected for historical Republic Resources net operating losses because they are subject to limitations under IRS Sections 382 and 384.

5. COMMITMENTS AND CONTINGENCIES:

Employment Agreement — The Company has an employment agreement with Louis B. Breaux, EnviroWall’s President, that provides for, among other things, an annual salary of $100,000 and a royalty of up to two percent based on a sliding scale of any revenue generated from the EnviroWall System. The contract is for a period of 42 months and ends on December 31, 2005. The royalty will be payable to Mr. Breaux for the life of the patents currently associated with the EnviroWall System regardless of the status of his employment with the Company.

Profit Sharing Plan — Until September 30, 2002, the Company had an established 401(k) profit sharing plan (the “Plan”) that covered all employees with six months of service who elected to participate in the Plan. The Plan provided that the employees could elect to contribute up to 15% of their salary to the Plan. All of the Company’s contributions were discretionary and amounted to $509 for the year ended December 31, 2002. The plan was terminated on September 30, 2002.

Environmental — The Company has been subject to extensive federal, state and local environmental laws and regulations, and as such, potential liability exists for oil and gas properties that were plugged and abandoned prior to the EnviroWall acquisition which were not associated with any sale to a third party. The extent of such liability, if any, is unknown at this time. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed.

Contingencies — The Company may from time to time be involved in various claims, lawsuits and disputes with third parties. The Company is not currently involved in any such incidental litigation which it believes could have a materially adverse effect on its financial conditions or results of operations.

Republic Resources, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.PREFERRED STOCK:

As of December 31, 2002, the Company has the authority to issue up to 505,497 shares of Preferred Stock, which may be issued in such series and with such preferences as determined by the Board of Directors. No shares of Preferred stock were issued or outstanding at December 31, 2002.

7.STOCK-BASED COMPENSATION:

Stock Option Plans — The Company’s shareholders from time-to-time have approved various stock option plans that permit the issuance of incentive and non-statutory options and provide for a minimum exercise price equal to 100% of the fair market value of the Company’s common stock on the date of grant. The maximum term of options granted under the plan is 10 years and options granted to employees expire three months after the termination of employment. No options may be exercised during the first six months of the option term. No options may be granted after 10 years from the adoption date of each plan. There has been no activity under these option plans since the Company’s reverse merger with EnviroWall, and there are no options issued and outstanding under the plans at December 31, 2002.

Warrants and Non-Qualified Stock Options — The Company has also granted warrants and non-qualified options which are summarized as follows for the period since the Company’s reverse merger with EnviroWall:

	2002
	Number Of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	--	$ --
Warrants assumed at reverse merger	1,623,163	1.43
Expired	(64,780)	22.05
Cancelled	(800,000)	0.64

Outstanding, end of year	758,383	$ 0.50

         If not previously exercised, the warrants and non-qualified options will expire in 2003.

Pro Forma Stock-Based Compensation Disclosures — Because no stock options have been issued since the date of the reverse merger, there is no compensation expense recorded for stock options, nor is there any proforma expense disclosure required under SFAS 123.

8.FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107 requires entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at December 31, 2002, management’s best estimate is that the carrying amount of cash, receivables, notes payable to unaffiliated parties, accounts payable, and accrued expenses approximates fair value due to the short maturity of these instruments. The Company cannot reasonably estimate the fair value of the note payable to a related party.

9.SIGNIFICANT CONCENTRATIONS:

         At December 31, 2002, substantially all of the Company’s cash and temporary cash investments were held at a single financial institution. The Company does not maintain insurance to cover the risk that cash and temporary investments with a single financial institution may be in excess of amounts insured by federal deposit insurance.

10.SUBSEQUENT EVENTS

         By letter dated February 10, 2003, Thomas H. Normile, a director of the Company since August 2002, informed the Company that he was resigning from the Board of Directors effective February 15, 2003. His resignation letter advised the Company that his other business endeavors required the dedication of all his professional time and efforts. The shares of common stock granted to him by the Company on August 14, 2002 were returned.

PART II (Continued)

ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable to the Registrant.

PART III

ITEM 9 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the directors and executive officers of the Company as of December 31, 2002, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The Board of Directors is divided into three approximately equal classes. The directors serve three-year terms and until their successors are elected. Each year the stockholders elect one class of directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

         The directors and executive officers of the Company are as follows:

Name	Age	Position	Served as Director Since
David A. Melman	60	President & Director	2001
Louis B. Breaux	65	Director	2002
Clyde W. Frank, PhD	63	Director	2002
Thomas H. Normile	72	Director	2002

         The Company currently has four vacant seats on its board, including the seat vacated by Thomas H. Normile on February 15, 2003. The Company anticipates these board position will be filled by appointment of the other directors when willing and qualified candidates can be found.

         The Company’s Board of Directors held 13 meetings during 2002. Ten of these were actual meetings at which all the directors attended. The other three meetings were held by unanimous written consent.

         The Board of Directors does not have an audit committee. However, the entire board reviews the Company’s quarterly and annual financial statements and meets with the Company’s independent auditors to review the results of the annual audit and address any accounting matters or questions raised by the auditors.

         The Board of Directors does not have a compensation committee. The entire board periodically reviews the compensation of the Company’s officers and administers the award of options under all the Company’s stock option plans.

         David A. Melman, Chairman of the Board of Directors and President of Republic. Since May 2000, he has been the Chairman and CEO of XCL, Ltd (OTC), a Louisiana based company with interests in the People’s Republic of China. From October 1998 to May 2000, Mr. Melman served as Chief Corporate Officer and Director of Carpatsky Petroleum, Inc., a Canadian Venture Exchange traded company with oil and gas properties in the Republic of Ukraine. From June 1997 until October 1998 Mr. Melman was an independent consultant to Cadiz Land Co. Inc. (NASDAQ) and Saba Oil Company (AMEX). Mr. Melman, an attorney, has been a member of the boards of directors of oil and gas companies listed on the American Stock Exchange, the London Stock Exchange, the Canadian Venture Exchange and NASDAQ.

         Louis B. Breaux, President of EnviroWall, Inc. and director of Republic. He has over forty-five years of experience in the construction industry, specializing in earthwork and heavy construction, including the Mississippi River Levee System and Hurricane Protection Projects in Louisiana, Mississippi and Texas. All of his experience contributed to creating the EnviroWall System for which five US Patents have been issued for his inventions.

         Clyde W. Frank, PhD, director of Republic. Dr. Frank is President of POLUS Technologies, a company that evaluates technologies and their applications to the environmental, occupational and medical fields and addresses technical, management and strategic issues for small and medium sized corporations. Prior to his current position, he served as Deputy Assistant Secretary for the Office of Science and Technology of the US Department of Energy (DOE). In addition, Dr. Frank has served as a consultant to the US Environmental Protection Agency. He has spent 35 years evaluating energy and environmental technologies as a professor, a Civil Servant, and a principal in the private sector. Dr. Frank holds a PhD degree in Chemistry.

         Thomas H. Normile, was appointed to the Company’s Board of Directors on August 1, 2002. Currently, Mr. Normile is President and CEO of Cerix, Inc., an environmental company. Mr. Normile is a retired US Air Force Senior Officer. Mr. Normile has held various executive management positions, including Executive Vice President of H. J. Wilson Co., Inc. and Undersecretary of the Department of Public Safety for the State of Louisiana. As previously discussed in Subsequent Events, Note 9 to the Financial Statements, Mr. Normile resigned as a director effective February 15, 2003.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

The following disclosure is based solely upon a review of the Forms 3 and 4 and any amendments thereto furnished to the Company during our fiscal year ended December 31, 2002, and Forms 5 and amendments thereto furnished to us with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons. Our review found no person who was a director, officer or beneficial owner of more than 10% of the Company’s outstanding common stock during such fiscal year filed any late reports on Forms 3 and 4.

ITEM 10 — EXECUTIVE COMPENSATION

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the last three fiscal years by the Chief Executive Officer and those executive officers who received salary, bonus or other compensation in excess of $100,000 (these individuals are collectively referred to herein as the “Named Executive Officers”). The following information for the Named Executive Officers includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other	Restricted Stock Awards		Securities Underlying Options/SARs
Patrick J. Duncan (4)	2002	$68,970	$ --	$ 150,000 (1)	225,000	(3)	None
President and CFO	2001	$97,500	$ 30,000	- (2)	None		None
	2000	$97,500	$ 50,000	- (2)	150,000		600,000

(1)

Pursuant to the terms of his employment agreement, Mr. Duncan received $150,000 in connection with the change of control resulting from the EnviroWall acquisition. $125,000 of this was paid at closing of the acquisition and the remaining amount was paid in November, 2002 upon Mr. Duncan’s resignation.

(2)

No additional amounts have been shown as Other Annual Compensation because the aggregate incremental cost to us for personal benefits provided to Mr. Duncan did not exceed the lesser of $50,000 or 10% of his annual salary in any given year.

(3)	Mr. Duncan received these restricted common shares in exchange for canceling all of his outstanding options and warrants (there were 620,000 shares underlying the warrants and options).
(4)	Mr. Duncan was the president of Republic Resources until the EnviroWall acquisition. He resigned as an officer and director of the Company in November, 2002.

Name and Principal Position	Year	Salary	Bonus	Other	Restricted Stock Awards	Securities Underlying Options/SARs
Louis B. Breaux	2002	$60,300	$ --	- (5)	None	None
President – EnviroWall	2001	$ --	$ --	- (5)	None	None
	2000	N/A	N/A	N/A	N/A	N/A

(5)

No additional amounts have been shown as Other Annual Compensation because the aggregate incremental cost to us for personal benefits provided to Mr. Breaux did not exceed the lesser of $50,000 or 10% of his annual salary in any given year.

Name and Principal Position	Year	Salary	Bonus	Other	Restricted Stock Awards		Securities Underlying Options/SARs
David A. Melman (8)	2002	$7,250	$ --	- (6)	10,000	(7)	None
President – Republic	2001	N/A	N/A	N/A	N/A		N/A
	2000	N/A	N/A	N/A	N/A		N/A

(6)

No additional amounts have been shown as Other Annual Compensation because the aggregate incremental cost to us for personal benefits provided to Mr. Melman did not exceed the lesser of $50,000 or 10% of his annual salary in any given year.

(7)	Mr. Melman received10,000 restricted common shares in exchange for canceling all of his outstanding options issued to him as a director of Republic Resources.
(8)	Mr. Melman became the President of Republic Resources upon closing of the EnviroWall acquisition.

Option Grants in the Last Fiscal Year

There were no option grants to the Named Executive Officers during the fiscal year ended December 31, 2002.

Aggregated Option Exercises in the Last Fiscal Year and the Fiscal Year-End Option Values

There were no options exercised by any Executive Officer during the year ended December 31, 2002. In addition, there were no options issued or outstanding to the Named Executive Officers as of December 31, 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

This item is not applicable since there were no options exercised by any Executive Officer during the year ended December 31, 2002, and there were no options issued or outstanding to the Named Executive Officers as of December 31, 2002.

Employment Contract

The Company has an employment agreement with the Louis B. Breaux, EnviroWall’s President, that provides for, among other things, an annual salary of $100,000 and a royalty of up to two percent based on a sliding scale of any revenue generated from the EnviroWall System. The contract is for a period of 42 months and ends on December 31, 2005. The royalty will be payable to Mr. Breaux for the life of the patents currently associated with the EnviroWall System regardless of the status of his employment with the Company.

Compensation of Directors

The Chairman of the Board and Director receives a monthly fee of $1,000. Directors who are employees or otherwise receive compensation from us do not receive additional compensation for service as directors. Outside directors received $500 per month until October 2002 at which time payment of such fees was deferred in order to reduce cash flow expenditures.

ITEM 11 — SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock, its only class of outstanding voting securities as of March 14, 2003, by (i) each of the Company’s directors and officers, and (ii) each person or entity who is known to the Company to own beneficially more than 5% of the outstanding common stock with the address of each such person or entity. Beneficial owners listed have sole voting and investment power with respect to the shares unless otherwise indicated. On March 14, 2003, there were 19,334,240 shares of our common stock issued and outstanding.

SECURITY OWNERSHIP OF MANAGEMENT ANDCERTAIN
BENEFICIAL OWNERS

Name of Officer or Director	Amount and Nature of Beneficial Ownership(1)	Percent of Class (1)
Louis B. Breaux	7,208,000 Shares	37.3%
David A. Melman	1,710,000 Shares	8.8%
Clyde W. Frank	100,000 Shares	0.5%
All Officers and Directors as a
group (three persons)	9,018,000 Shares	46.6%
Kayne Anderson, Investment
Management, Inc.
1800 Avenue of the Stars
Second Floor	3,405,417 Shares (2)	17.0%
Century City, CA 90067
State Street, Research and
Management Company
One Financial Center
38th Floor	2,042,416 Shares (3)	10.6%
Boston, MA 02111

_________________

(1)	Shares are owned directly and beneficially unless stated otherwise.

(2)

Includes 2,680,367 shares and 725,050 shares underlying presently exercisable warrants held by three entities which are effectively controlled by Kayne Anderson Investment Management, Inc., a registered investment advisor. The entities which beneficially own the shares and warrants are Arbco Associates, L.P., Kayne Anderson Non-Tradition Investments, L.P. and KAIFS, L.P.

(3)

Shares are beneficially owned by two entities, Metropolitan Life Insurance Co. Separate Account EN, and Bellsouth Master Pension Trust that are controlled by State Street Research and Management Company, a registered investment advisor.

ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no relationships or transactions reportable under this item that have not been disclosed elsewhere in this report.

PART IV

ITEM 13 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.	Description and Method of Filing

3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

3.2	Certificate of Amendment to the Articles of Incorporation filed on June 23, 1993. Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.

3.3	Certificate of Amendment to the Articles of Incorporation filed on June 29, 1993. Incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.

3.4	Plan of Recapitalization. Incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.

3.5	Certificate of Amendment to the Articles of Incorporation filed on July 5, 1994. Incorporated by reference to Exhibit 3.5 of the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.

3.6	Certificate of Amendment to the Articles of Incorporation filed on December 19, 1994. Incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

3.7	Certificate of Amendment to Article IV of the Articles of Incorporation as filed with the Nevada Secretary of State, increasing the authorized shares of common stock of Registrant to 40,000,000 shares, $0.10 par value. Incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K dated June 11, 1997.

3.8	Certificate of Change in Number of Authorized Shares of Common Stock dated November 18, 1998. Incorporated by reference to Exhibit 3.8 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

3.9	Amended and Restated Articles of Incorporation as filed July 11, 2001. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed July 11, 2001.

3.10	Certificate of Amended Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-QSB filed on May 15, 2002.

3.11	Bylaws as amended and restated. Incorporated by reference to Exhibit 3.9 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

4.1	Certificate of Designation of Series C Redeemable 5% Cumulative Preferred Stock. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 8, 2000.

4.2	Certificate of Amendment to the Certificate of Designation of Series C Redeemable 5% Cumulative Preferred Stock. Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-QSB for quarter ended September 30, 2001.

10.1	1993 Stock Option Plan. Incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.

10.2	1994 Employee Stock Option Plan. Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.3	1996 Stock Option Plan. Incorporated by reference to 10.6 of the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.

10.4	1997 Long Term Incentive Option Plan. Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.

10.5	Certificate of Designation of Series C Redeemable 5% Cumulative Preferred Stock of Pease Oil and Gas Company, as filed November 8, 2000. Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated November 8, 2000.

10.6	Preferred Stock Exchange Agreement, dated effective November 1, 2000. Incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated November 8, 2000.

10.7	Preferred Stock Surrender Agreement, dated effective November 1, 2000. Incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated November 8, 2000.

10.8	Form of Warrant issued in connection with surrender of Series B Preferred Stock. Incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated November 8, 2000.

10.9	Registration Rights Agreement and Preferred Stock Exchange Agreement and Irrevocable Proxy, dated February 11, 2002. Incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

10.10	Purchase and Sale Agreement dated January 31, 2002 with Harken Energy Corporation. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 10, 2002.

10.11	Stock Purchase Agreement dated April 16, 2002. Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 8, 2002.

10.12	Amendment to Stock Purchase Agreement dated April 30, 2002. Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 8, 2002.

10.13	Amendment to Stock Purchase Agreement dated May 20, 2002. Incorporated by reference to Exhibit 10.3 to Form 8-K filed July 8, 2002.

10.14	Closing Memorandum dated June 24, 2002. Incorporated by reference to Exhibit 10.4 to Form 8-K filed July 8, 2002.

10.15	Form of Debenture Exchange Agreement. Filed herewith.

10.16	Employment Agreement entered into as of May 1, 2002 between EnviroWall, Inc. and Louis B. Breaux. Filed herewith.

21.1	List of Subsidiary Companies. Filed herewith.

99.1	“Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002” for David A. Melman, the Company’s Principal Executive Officer.

99.2	“Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002” for Louis B. Breaux, EnviroWall’s President.

(b) Reports on Form 8-K

We filed no reports on Form 8-K during the quarter ended December 31, 2002, or through the date of this report.

ITEM 14 — CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of date within 90 days prior to the filing date of this annual reprot (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC RESOURCES, INC.
Date: March 24, 2003	By: /s/ David A. Melman David A. Melman Principal Executive Officer and Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 2003	By: /s/ David A. Melman David A. Melman, Director

Date: March 24, 2003	By: /s/ Louis B. Breaux Louis B. Breaux, Director

Date: March 24, 2003	By: /s/ Clyde W. Frank Clyde W. Frank, PhD., Director

CERTIFICATION

I, David A. Melman, Principal Executive Officer of Republic Resources, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Republic Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/    David A. Melman
David A. Melman
Principal Executive Officer