Form 10QSB
period 2003-03-31
REPUBLIC RESOURCES INC /CO/
filed 2003-05-09
CIK 76878

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 or

____ Transition report pursuant to section 13 or 15(d) or the Securities Exchange Act of 1934

FOR THE QUARTER ENDED MARCH 31, 2003

Commission File Number 0-6580

(Exact name of small business issuer as specified in its charter)

Nevada	87-0285520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

743 Horizon Court, #383
Grand Junction, Colorado 81506
(Address of Principal executive offices)
(970) 245-5917
(Registrant’s telephone number, including area code)

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
Yes   X     No ____

         As of May 7, 2003 the registrant had 19,234,240 shares of its $0.10 par value Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ____   No   X

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

THE COMPANY DID NOT OBTAIN A REVIEW OF THESE INTERIM FINANCIAL STATEMENTS BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES, ALTHOUGH THAT REVIEW IS REQUIRED BY PARAGRAPH (b) OF ITEM 310 OF REGULATION S-B.

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (unaudited)	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 3,722	$ 120,822
Accounts receivables, net of allowance for doubtful accounts of $7,584	18,734	18,294

Total current assets	22,456	139,116

UNEVALUATED OIL AND GAS PROPERTIES, at cost (full cost method)	49,717	49,717
PROPERTY AND EQUIPMENT:
EnviroWall installation equipment	150,000	150,000
Office equipment	12,416	15,484
Less accumulated depreciation	(15,549)	(10,970)

Net property and equipment	146,867	154,514
OTHER ASSETS:
EnviroWall Patents, net of accumulated amortization of $3,375	46,625	47,744
Deposits and other	50,000	53,173

	96,625	100,917

TOTAL ASSETS	$ 315,665	$ 444,264

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Convertible debentures	$ 24,500	$ 24,500
Accounts payable	88,656	129,905
Accrued expenses	75,242	73,218

Total current liabilities	188,398	227,623
LONG-TERM LIABILITIES:
Due to persons affiliated with predecessor company	135,000	135,000

OTHER STOCKHOLDERS’ EQUITY (DEFICIT):
Undesignated Preferred Stock, par value $0.01 per share, 505,497 shares
authorized	--	--
Common Stock, par value $0.10 per share, 30,000,000 shares authorized,
19,234,240 shares issued and outstanding	1,923,424	1,933,424
Additional paid-in capital	(1,045,986)	(1,055,986)
Accumulated deficit prior to entering the development stage	(151,000)	(151,000)
Accumulated deficit during the development stage	(734,171)	(644,797)

Total Other Stockholders’ Equity (Deficit)	(7,733)	81,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 315,665	$ 444,264

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002	From Jan 1, 2001 through March 31, 2003
REVENUE:
Site evaluation	$ --	$ --	$ 18,294
Costs of evaluation	--	--	(9,956)

Gross profit	--	--	8,338

OTHER OPERATING COSTS
AND EXPENSES:
General and administrative	84,746	49,472	519,040
Stock based compensation	--	--	157,174
Louisiana franchise taxes	--	--	18,398
Depreciation and amortization	6,702	--	20,050
Interest expense	--	6,918	33,194

Total costs and expenses	91,448	56,390	747,856

LOSS FROM OPERATIONS	(91,448)	(56,390)	(739,518)
OTHER INCOME:
Gain on sale of assets	2,069	--	2,114
Interest and other income	5	--	3,233

Total other income	2,074	--	5,347

NET LOSS	$ (89,374)	$ (56,390)	$ (734,171)

BASIC AND DILUTED:
Loss Per Share	$ (0.01)	$ (0.00)
Weighted Average Shares Outstanding	19,285,000	7,848,000

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002	From Jan 1, 2001 through March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(89,374)	$(56,390)	$(734,171)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	--	--	157,174
Gain on sale of assets	(2,069)	--	(2,114)
Depreciation and amortization	6,702	--	20,050
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(440)	--	35,274
Prepaid expenses and other	2,072	--	17,157
Increase (decrease) in:	--
Accounts payable	4,555	--	66,436
Accrued expenses	(43,780)	37,382	(156,026)

Net cash used in operating activities	(122,334)	(19,008)	(596,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	5,234	--	86,134
Purchase of office equipment	--	--	(24,400)
Purchase of patent interest and equipment	--	--	(200,000)

Net cash provided by (used in) investing activities	5,234	--	(138,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	--	--	250,000
Proceeds from the sale of common stock	--	--	500,000
Offering costs	--	--	(14,193)
Payments on account to an affiliated entity	--	--	(15,000)
Payment of note payable	--	--	(25,000)
Net cash remaining prior to acquisition of EnviroWall	--	--	42,401

Net cash provided by financing activities	--	--	738,208

NET INCREASE (DECREASE)
IN CASH AND EQUIVALENTS	(117,100)	(19,008)	3,722
CASH AND EQUIVALENTS, beginning of period	120,822	19,453	--

CASH AND EQUIVALENTS, end of period	$ 3,722	$ 445	$ 3,722

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$ 679	$ --	$ 1,608

Cash paid for income taxes	$ --	$ --	$ --

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES:
Conversion of note payable and accrued interest
into common stock	$ --	$ --	$ 263,836

PART 1- FINANCIAL INFORMATION, Continuted
Item 1. Notes to Consolidated Financial Statements

THE COMPANY DID NOT OBTAIN A REVIEW OF THESE INTERIM FINANCIAL STATEMENTS BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES, ALTHOUGH THAT REVIEW IS REQUIRED BY PARAGRAPH (b) OF ITEM 310 OF REGULATION S-B.

Footnote 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2002. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies we followed are set forth in Note 1 to our financial statements in Form 10-KSB for the year ended December 31, 2002. We suggest that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-KSB.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
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

Going Concern and Need for Additional Capital

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time be involved in various claims, lawsuits disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation of its business. At March 31, 2003 and as of the date of this report, we were not involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

Item 2. Change in Securities.

         No securities were issued during the period covered by this report.

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

Item 5. Other Information

By letter dated February 10, 2003, Thomas H. Normile, a director of the Company since August 2002, informed the Company that he was resigning from the Board of Directors effective February 15, 2003. His resignation letter advised the Company that his other business endeavors required the dedication of all his professional time and efforts. The 100,000 shares of common stock granted to him by the Company on August 14, 2002 were returned and cancelled.

An independent auditing firm has not reviewed this Form 10-QSB, as required by Rule 10-01(d) of Regulation S-X and Item 310 of Regulation S-B.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

The following exhibit is filed with this report:

1.	Exhibit 99.1, "Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002" for David A. Melman, the Company's Principal Executive Officer.

2.	Exhibit 99.2, "Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002" for Louis B. Breaux, the Company's Principal Operating Officer.

(b) Reports on Form 8K:

We filed no reports on Form 8-k during the quarter ended March 31, 2003, or through the date of this report.

SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC RESOURCES, INC.
Date: May 8, 2003	By: /s/ David A. Melman David A. Melman Principal Executive Officer and Principal Accounting Officer

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

         (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 8, 2003

/s/    David A. Melman
David A. Melman
Principal Executive Officer