Form 10QSB
period 2003-06-30
REPUBLIC RESOURCES INC /CO/
filed 2003-08-20
CIK 76878

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 or

____ Transition report pursuant to section 13 or 15(d) or the Securities Exchange Act of 1934

FOR THE QUARTER ENDED JUNE 30, 2003

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
Yes   X     No ____

     As of August 12, 2003 the registrant had 19,234,240 shares of its $0.10 par value Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ____   No   X

TABLE OF CONTENTS

THE COMPANY DID NOT OBTAIN A REVIEW OF THESE INTERIM FINANCIAL STATEMENTS BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES, ALTHOUGH THAT REVIEW IS REQUIRED BY PARAGRAPH (b) OF ITEM 310 OF REGULATION S-B.

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 9,374	$ 120,822
Accounts receivables, net of allowance for doubtful accounts of $7,584	18,294	18,294

Total current assets	27,668	139,116

UNEVALUATED OIL AND GAS PROPERTIES, at cost (full cost method)	49,717	49,717
PROPERTY AND EQUIPMENT:
EnviroWall installation equipment	150,000	150,000
Office equipment	12,416	15,484
Less accumulated depreciation	(20,874)	(10,970)

Net property and equipment	141,542	154,514

OTHER ASSETS:
EnviroWall Patents, net of accumulated amortization of $4,494	45,506	47,744
Deposits and other	51,588	53,173

	97,094	100,917

TOTAL ASSETS	$ 316,021	$ 444,264

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Convertible debentures	$ 24,500	$ 24,500
Accounts payable	109,188	129,905
Accrued expenses	98,117	73,218
Loan payable to Officer of Company	22,583	--

Total current liabilities	254,388	227,623

LONG-TERM LIABILITIES:
Due to persons affiliated with predecessor company	135,000	135,000
STOCKHOLDERS’ EQUITY (DEFICIT):
Undesignated Preferred Stock, par value $0.01 per share, 505,497 shares
authorized	--	--
Common Stock, par value $0.10 per share, 30,000,000 shares authorized,
19,234,240 shares issued and outstanding	1,923,424	1,933,424
Additional paid-in capital	(1,045,986)	(1,055,986)
Accumulated deficit prior to entering the development stage	(151,000)	(151,000)
Accumulated deficit during the development stage	(799,805)	(644,797)

Total Other Stockholders’ Equity (Deficit)	(73,367)	81,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 316,021	$ 444,264

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2003	From Jan 1, 2001 through June 30, 2003
REVENUE:
Site evaluation	$ --	$ --	$ 18,294
Costs	5,000	5,000	(14,956)

Gross profit	(5,000)	(5,000)	3,338

OTHER OPERATING COSTS
AND EXPENSES:
General and administrative	52,854	137,600	571,894
Stock based compensation	--	--	157,174
Louisiana franchise taxes	--	--	18,398
Depreciation and amortization	6,444	13,146	26,494
Interest expense	1,336	1,336	34,530

Total costs and expenses	60,634	152,082	808,490

LOSS FROM OPERATIONS	(65,634)	(157,082)	(805,152)
OTHER INCOME:
Gain on sale of assets	--	2,069	2,114
Interest and other income	--	5	3,233

Total other income	--	2,074	5,347

NET LOSS	$ (65,634)	$ (155,008)	$ (799,805)

BASIC AND DILUTED:
Loss Per Share	$ (0.01)	$ (0.01)
Weighted Average Shares Outstanding	19,234,000	19,260,000

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30, 2003	From Jan 1, 2001 through June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(155,008)	$(799,805)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	--	157,174
Gain on sale of assets	(2,069)	(2,114)
Depreciation and amortization	13,146	26,494
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	--	35,714
Prepaid expenses and other	483	15,568
Increase (decrease) in:
Accounts payable	25,088	86,969
Accrued expenses	(20,905)	(133,151)

Net cash used in operating activities	(139,265)	(613,151)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	5,234	86,134
Purchase of office equipment	--	(24,400)
Purchase of patent interest and equipment	--	(200,000)

Net cash provided by (used in) investing activities	5,234	(138,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from Company Officer	22,583	22,583
Proceeds from note payable	--	250,000
Proceeds from the sale of common stock	--	500,000
Offering costs	--	(14,193)
Payments on account to an affiliated entity	--	(15,000)
Payment of note payable	--	(25,000)
Net cash remaining prior to acquisition of EnviroWall	--	42,401

Net cash provided by financing activities	22,583	760,791

NET INCREASE (DECREASE)
IN CASH AND EQUIVALENTS	(111,448)	9,374
CASH AND EQUIVALENTS, beginning of period	120,822	--

CASH AND EQUIVALENTS, end of period	$ 9,374	$ 9,374

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$ 679	$ 2,287

Cash paid for income taxes	$ --	$ --

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES:
Conversion of note payable and accrued interest
into common stock	$ --	$ 263,836

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Acquisition of EnviroWall, Inc.

On June 24, 2002, the Company completed the acquisition of EnviroWall, Inc., a Louisiana corporation (“EnviroWall”), that holds the license to several patents and application technologies to capture, contain, and remediate contaminated groundwater. These patents and application technologies are collectively known as the “EnviroWall System” and have broad applications ranging from simple containment and control of contaminated groundwater to more complex designs for groundwater manipulation and treatment. The system provides for the vertical installation of high density polyethylene to first seal the area and then allow for the second phase, which is the treatment of contaminated groundwater. It has been thoroughly tested at U.S. Government sites for a period of years and, in each case, met all contractor objectives.

Since completing the acquisition, the Company concentrated its efforts to establish a market for the EnviroWall System, specifically targeting state and federal agencies as well as certain business enterprises that are required to contain and/or dispose of contaminated groundwater. On June 19, 2003 the Company was awarded its first contract to install an EnviroWall containment system at the Michoud, Louisiana National Aeronautics and Space Administration (NASA) facility operated by Lockheed Martin. The physical operation commenced early in August and is to be concluded in late September. Inquiries from several companies with possible groundwater problems have been received as a result of this first contract.

Going Concern and Need for Additional Capital

The Company has a negative working capital position and very little liquidity. If we are unable to raise additional capital, secure additional significant contracts to either install the EnviroWall System or provide other earthwork services, or obtain other financing to sustain future activities, it is unlikely we will be able to continue as a going concern. Should this be the case, we will attempt to sell the Company (or its assets) and liquidate.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time be involved in various claims, lawsuits disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation of its business. At June 30, 2003 and as of the date of this report, we were not involved in any litigation.

Item 2. Change in Securities.

No securities were issued during the period covered by this report.

Item 3. Defaults Upon Senior Securities

(a)

Company debentures, not previously redeemed, in the amount of $24,500, with interest accrued of $1,336, were to be paid off at April 15, 2003. The company did not have, nor does it have at the current time, sufficient capital to repay the debt. When cash from revenue or other financing is available, the debentures will be redeemed.

(b)	There has been no material default in the payment of dividends for any class of preferred stock during the period covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders during the period covered by this report.

Item 5. Other Information

On June 10, 2003, the State of Louisiana enacted legislation which the Company believes could create demand for installation of the EnviroWall System. Bill H.B. No. 1170 requires that the Louisiana Department of Environmental Quality not approve innovative technologies for the containment of contaminated groundwater unless it is, at a minimum, as effective as horizontal or vertical high density polyethylene.

At the Board of Directors’ meeting held on August 14, 2003, the two vacancies on the Board of Directors, which resulted from resignations, were filled bringing the Board to a total of five directors. Appointed as directors were Roderick K. West and John Patrick Collins. Consistent with past practices, we agreed to issue 100,000 shares of our common stock to each director as compensation for joining the Board of Directors. Mr. West serves as Director of Regulatory Affairs for Entergy New Orleans, Inc., a subsidiary of Entergy Corporation. He graduated from the University of Notre Dame and received his law degree from Tulane University School of Law. He serves on the Board of Supervisors of Louisiana State University. Mr. Collins is a Houston based attorney and businessman. He is president of Collins & McIlhenny, Inc., a registered broker dealer, prior to which he was the CEO of Plains Resources, Inc. He received his law degree from Georgetown University Law Center and his advanced law degree from Harvard Law School.

We intend to consider acquiring an interest in a private business using shares of an inactive wholly-owned subsidiary corporation, and then distributing most of the interest to our stockholders. We have discussed such a transaction with several business but no agreement has been reached.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The following exhibit is filed with this report:

31.1	Certification by David A. Melman, the Company’ Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Louis B. Breaux, the Company’s Principal Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification by David A. Melman, the Company’s Principal Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Louis B. Breaux, the Company’s Principal Operating Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8K:

We filed no reports on Form 8-k during the quarter ended June 30, 2003, or through the date of this report.

SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC RESOURCES, INC.
Date: August 19, 2003	By: /s/ David A. Melman David A. Melman Principal Executive Officer and Principal Accounting Officer