Form 10QSB
period 2003-09-30
REPUBLIC RESOURCES INC /CO/
filed 2003-11-14
CIK 76878

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 or

____ Transition report pursuant to section 13 or 15(d) or the Securities Exchange Act of 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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
Yes   X     No ____

     As of November 12, 2003 the registrant had 19,434,240 shares of its $0.10 par value Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ____   No   X

TABLE OF CONTENTS

THE COMPANY DID NOT OBTAIN A REVIEW OF THESE INTERIM FINANCIAL STATEMENTS BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES, ALTHOUGH THAT REVIEW IS REQUIRED BY PARAGRAPH (b) OF ITEM 310 OF REGULATION S-B.

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003
(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and Equivalents	$ 1,720	$ 120,822
Accounts Receivables, net of allowance for doubtful accounts of $7,584	44,959	18,294

Total current assets	46,679	139,116

UNEVALUATED OIL AND GAS PROPERTIES, at cost (full cost method)	49,717	49,717
PROPERTY AND EQUIPMENT:
EnviroWall installation equipment	164,593	150,000
Office equipment	12,416	15,484
Tools & Equipment	2,312	--
Less accumulated depreciation	(26,199)	(10,970)

Net property and equipment	153,122	154,514

OTHER ASSETS:
EnviroWall Patents, net of accumulated amortization of $5,613	44,387	47,744
Deposits and other assets	52,538	53,173

	96,925	100,917

TOTAL ASSETS	$ 346,443	$ 444,264

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Convertible debentures	24,500	24,500
Accounts payable	185,983	129,905
Accrued expenses	145,208	73,218
Loan payable to Officer of Company	38,631	--

Total current liabilities	394,322	227,623

LONG-TERM LIABILITIES:
Due to persons affiliated with predecessor company	135,000	135,000
STOCKHOLDERS’ EQUITY (DEFICIT):
Undesignated Preferred Stock, par value $0.01 per share, 505,497 shares
authorized	--	--
Common Stock, par value $0.10 per share, 30,000,000 shares authorized,
19,234,240 shares issued and outstanding	1,923,424	1,933,424
Additional paid-in capital	(1,045,986)	(1,055,986)
Accumulated deficit prior to entering the development stage	(151,000)	(151,000)
Accumulated deficit during the development stage	(909,317)	(644,797)

Total Other Stockholders’ Equity (Deficit)	(182,879)	81,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 346,443	$ 444,264

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2003	From Jan 1, 2001 through September 30, 2003
REVENUE:
Site evaluation	$ 105,756	$ 105,756	$ 124,050
Costs	72,766	77,766	87,722

Gross profit	32,990	27,990	36,328

OTHER OPERATING COSTS
AND EXPENSES:
General and administrative	139,792	277,392	711,686
Stock based compensation	0	0	157,174
Louisiana franchise taxes	0	0	18,398
Depreciation and amortization	5,440	18,586	31,934
Interest expense	806	2,142	35,336

Total costs and expenses	146,038	298,120	954,528

LOSS FROM OPERATIONS	(113,048)	(270,130)	(918,200)
OTHER INCOME:
Gain on sale of assets	0	2,069	2,114
Interest and other income	3,536	3,541	6,769

Total other income	3,536	5,610	8,883

NET LOSS	$ (109,512)	$ (264,520)	$ (909,317)

BASIC AND DILUTED:
Loss Per Share	$ (0.01)	$ (0.01)
Weighted Average Shares Outstanding	19,234,000	19,234,000

Republic Resources, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED SEPTEMBER 30, 2003

	For the Nine Months Ended September 30, 2003	From Jan 1, 2001 through September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (264,520)	$ (909,317)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	0	157,174
Gain on sale of assets	(2,066)	(2,111)
Depreciation and amortization	18,586	31,934
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(26,665)	9,049
Prepaid expenses and other	(2,538)	12,547
Other assets	3,073	3,073
Increase (decrease) in:
Accounts payable	53,460	115,341
Accrued expenses	74,607	(37,639)

Net cash used in operating activities	(146,063)	(619,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	5,234	86,134
Purchase of office equipment and tools	(2,311)	(26,711)
Purchase of patent interest	0	(50,000)
Purchase of patent interest and equipment	(14,593)	(164,593)

Net cash provided by (used in) investing activities	(11,670)	(155,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from Company Officer	38,631	38,631
Proceeds from note payable	0	250,000
Proceeds from the sale of common stock	0	500,000
Offering costs	0	(14,193)
Payments on account to an affiliated entity	0	(15,000)
Payments of note payable	0	(25,000)
Net remaining cash prior to acquisition of EnviroWall	0	42,401

Net cash provided by financing activities	38,631	776,839

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(119,102)	1,720
CASH AND EQUIVALENTS, beginning of period	120,822	0

CASH AND EQUIVALENTS, end of period	$ 1,720	$ 1,720

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 679	$ 2,287
Cash paid for income taxes	$ --	$ --

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Conversion of note payable and accrued interest
into common stock	$ --	$ 263,836

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

Since completing the acquisition, the Company concentrated its efforts to establish a market for the EnviroWall System, specifically targeting state and federal agencies as well as certain business enterprises that are required to contain and/or dispose of contaminated groundwater. On June 19, 2003 the Company was awarded its first contract to install a system at the Michoud, Louisiana National Aeronautics and Space Administration (NASA) facility operated by Lockheed Martin. The physical operation to create a permeable reactive barrier commenced early in August and was to be concluded in late September. Subsequently, Lockheed Martin requested additions to the original scope of the contract which has increased the value of the contract but has extended the final completion date to late November 2003. As of September 30, 2003, the contract was approximately 50% complete. Inquiries from several companies with possible groundwater problems have been received as a result of this first contract. Further, Lockheed Martin has informed the Company that it is satisfied with the Company’s performance at the Michoud facility and is considering further projects for the Company.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time be involved in various claims, lawsuits disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operation of its business. At September 30, 2003 and as of the date of this report, the Company has been served with a collection notice in the amount of $18,516.95 by the State of Louisiana for interest and penalties on the late payment of franchise taxes for the years ended December 31, 1999, 2000 and 2001.

Item 2. Change in Securities.

No securities were issued during the period covered by this report. However, as previously reported, on August 14, 2003 Messrs. Roderick K. West and J. Patrick Collins were appointed to fill vacant seats on the Board of Directors and each were awarded 100,000 shares of common stock which were issued in October 2003.

Item 3. Defaults Upon Senior Securities

(a)

Company debentures, not previously redeemed, in the amount of $24,500, with interest accrued of $2,016, were to be paid off at April 15, 2003. The company did not have, nor does it have at the current time, sufficient capital to repay the debt. When cash from revenue or other financing is available, the debentures will be redeemed.

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

The Company is delinquent in its filings of the U.S. Corporation Income Tax Return and other state tax returns for the calendar year 2002. There will not be any amount due to the U.S. Government and only nominal amounts due to any states.

We intend to consider acquiring an interest in a private business using shares of an inactive wholly-owned subsidiary corporation, and then distributing most of the interest to our shareholders. We have discussed such a transaction with several businesses but no agreement has been reached.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The following exhibit is filed with this report:

31.1	Certification by David A. Melman, the Company’ Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Robert A. Maczewski, the Company’s Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert A. Maczewski, the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Louis B. Breaux, the Company’s Principal Operating Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8K:

We filed no reports on Form 8-k during the quarter ended September 30, 2003, or through the date of this report.

SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC RESOURCES, INC.
Date: November 14, 2003	By: /s/ Robert A. Maczewski Robert A. Maczewski Chief Financial Officer