Form 10QSB/A
period 2003-03-31
REPUBLIC RESOURCES INC /CO/
filed 2004-01-08
CIK 76878

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A No. 1

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
Yes   X     No ____

         As of January 8, 2004 the registrant had 19,234,240 shares of its $0.10 par value Common Stock issued and outstanding.

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

REPUBLIC RESOURCES, INC.
Date: January 8, 2004	By: /s/ David A. Melman David A. Melman Principal Executive Officer and Principal Accounting Officer

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

Date: January 8, 2004

/s/    David A. Melman
David A. Melman
Principal Executive Officer