Form 10QSB/A
period 2003-09-30
REPUBLIC RESOURCES INC /CO/
filed 2004-01-08
CIK 76878

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
Yes   X     No ____

     As of January 8, 2004 the registrant had 19,434,240 shares of its $0.10 par value Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ____   No   X

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

REPUBLIC RESOURCES, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003
(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS
Cash and Equivalents	1,720	120,822
Accounts Receivables, net of
allowance for doubtful accounts of $7,584	26,665	18,294

Total Current Assets	28,385	139,116

UNEVALUATED OIL AND GAS PROPERTIES,	49,717	49,717
at cost (full cost method)
PROPERTY AND EQUIPMENT:
EnviroWall installation equipment	164,593	150,000
Office equipment	12,416	15,484
Tools & Equipment	2,312	--
Less accumulated depreciation	(26,199)	(10,970)

Net property and equipment	153,122	154,514

OTHER ASSETS
EnviroWall Patents, net of accumulated	44,387	47,744
amortization of $5,613
Deposits and other assets	52,538	53,173

	96,925	100,917

TOTAL ASSETS	328,149	444,264

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Convertible debentures	24,500	24,500
Accounts payable	185,983	129,905
Accrued expenses	175,208	73,218
Loan payable to Officer of Company	38,631	--

Total current liabilities	424,322	227,623

LONG TERM LIABILITIES
Due to persons affiliated with predecessor company	135,000	135,000
STOCKHOLDERS’ EQUITY (DEFICIT)
Undesignated Preferred Stock, par value $0.01 per share,
505,497 shares authorized
Common Stock, par value $0.10 per share, 30,000,000	1,923,424	1,933,424
shares authorized 19,234,240 shares issued and outstanding
Additional paid-in capital	(1,045,986)	(1,055,986)
Accumulated deficit prior to entering the
development stage	(151,000)	(151,000)
Accumulated deficit	(957,611)	(644,797)

Total Stockholders’ Equity	(231,173)	81,641

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	328,149	444,264

REPUBLIC RESOURCES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2003	From Jan 1, 2001 through September 30, 2003
REVENUE:
Site evaluation	$ 105,756	$ 105,756	$ 124,050
Costs	72,766	77,766	87,722

Gross Profit	32,990	27,990	36,328

OTHER OPERATING COSTS
AND EXPENSES:
General and administrative	188,086	325,686	759,980
Stock based compensation	0	0	157,174
Louisiana franchise taxes	0	0	18,398
Depreciation and amortization	5,440	18,586	31,934
Interest expense	806	2,142	35,336

Total costs and expenses	194,332	346,414	1,002,822

LOSS FROM OPERATIONS	(161,342)	(318,424)	(966,494)
OTHER INCOME:
Gain on sale of assets	0	2,069	2,114
Interest and other income	3,536	3,541	6,769

Total other income	3,536	5,610	8,883

NET LOSS	$ (157,806)	$ (312,814)	$ (957,611)

BASIC AND DILUTED:
Loss per share	$ (0.01)	$ (0.01)
Weighted Average Shares Outstanding	19,234,000	19,251,214

REPUBLIC RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED SEPTEMBER 30, 2003

	For the Nine Months Ended September 30, 2003	From Jan 1, 2001 through September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(312,814)	(957,611)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	0	157,174
Gain on sale of assets	(2,066)	(2,111)
Depreciation and amortization	18,586	31,934
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(8,371)	27,343
Pre-paid expenses	(2,538)	12,547
Increase (decrease) in:
Accounts payable	53,460	115,341
Accrued expenses	104,607	(7,639)
Other assets	3,073	3,073

Net cash used in operating activities	(146,063)	(619,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent interest and equipment	--	(50,000)
Proceeds of equipment	(14,593)	(164,593)
Purchase of office equipment	--	(24,400)
Purchase from sale of assets	5,234	86,134
Purchase of tools	(2,311)	(2,311)

Net cash provided by (used in) investing activities	(11,670)	(155,170)

FINANCING ACTIVITIES:
Loan from Company officer	38,631	38,631
Proceeds from note payable	0	250,000
Proceeds from the sale of common stock	0	500,000
Offering costs	0	(14,193)
Payments on account to an affiliated entity	0	(15,000)
Payments of note payable	0	(25,000)
Net remaining cash prior to acquisition of EnviroWall	0	42,401

Net cash provided by Financing Activities	38,631	776,839

NET DECREASE IN CASH AND EQUIVALENTS	(119,102)	1,720
CASH AND EQUIVALENTS-beginning of period	120,822	0

CASH AND EQUIVALENTS-end of period	1,720	1,720

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

REPUBLIC RESOURCES, INC.
Date: January 8, 2004	By: /s/ Robert A. Maczewski Robert A. Maczewski Chief Financial Officer